Form 10-Q
period 1995-03-31
PROGRESS FINANCIAL CORP
filed 1995-05-15
CIK 790183

Securities and Exchange Commission
                          Washington, D.C. 20549

                                 Form 10-Q

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1995.

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________.

Commission File Number: 0-14815


                       Progress Financial Corporation
           (Exact name of registrant as specified in its charter)


              Delaware                                     23-2413363
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


Plymouth Meeting Executive Campus
600 West Germantown Pike
Plymouth Meeting, Pennsylvania                                   19462-1060
(address of principal executive offices                          (Zip Code)

Registrant's telephone number, including area code:              (610)825-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($1.00 par value)                        3,275,000
          Title of Each Class                    Number of Shares Outstanding
                                                      as of May 12, 1995


                         Progress Financial Corporation
                                Table of Contents


                         PART I - Financial Information                     Page

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of March 31, 1995
          (unaudited) and December 31, 1994....................................3

          Consolidated Statements of Operations for the three months ended
          March 31, 1995 and 1994 (unaudited)..................................4

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 1995 and 1994 (unaudited)..................................5

          Notes to Consolidated Financial Statements (unaudited)...............7

Item 2.        Management's Discussion and Analysis of Financial Condition and
          Results of Operations (unaudited)....................................8




                         PART II - Other Information


Item 1.        Legal Proceedings..............................................27

Item 2.        Changes in Securities..........................................27

Item 3.        Defaults upon Senior Securities................................27

Item 4.        Submission of Matters to a Vote of Security Holders............27

Item 5.        Other Information..............................................27

Item 6.        Exhibits and Reports on Form 8-K...............................27


               Signatures.....................................................28


PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition

                                                            March 31,      December 31,
                                                            1995           1994
                                                            (Dollars in Thousands)
                                                                    (unaudited)
Assets
Cash and due from banks:
     Interest bearing                                       $     185      $       311
     Non-interest bearing                                       5,333            7,764
Investment securities:
     Available for sale at fair value
     (amortized cost: $4,030 in 1995 and $5,029 in 1994)        3,810            4,627
     Held to maturity  (fair value: $12,479 in 1995 and
     $11,928 in 1994)                                          13,022           12,866
 Mortgage-backed securities:
     Available for sale at fair value
    (amortized cost: $9,646 in 1995 and $9,752 in 1994)         9,145            9,103
     Held to maturity (fair value: $86,714 in 1995 and
     $87,105 in 1994)                                          90,601           93,673
 Loans                                                        211,758          207,274
    Less: allowance for possible loan losses                   (1,611)          (1,502)
          Net loans                                           210,147          205,772
Loans held for sale (fair value: $739 in 1995 and
 $361 in 1994)                                                    727              351
Real estate owned, net                                          4,454            4,534
Premises and equipment                                          1,918            1,909
Accrued interest receivable                                     2,159            2,210
Other assets                                                    5,457            5,069
     Total assets                                           $ 346,958         $348,189

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                   $ 277,849        $ 283,958
 Advances from the Federal Home Loan Bank                      47,821           44,052
 Subordinated debt                                              3,000            3,000
 Advance payments by borrowers for taxes
    and insurance                                               2,355            2,352
 Accrued interest payable                                         825              588
 Other liabilities                                              1,379            1,218
     Total liabilities                                        333,229          335,168

Stockholders' equity:
 Serial preferred stock - 1,000,000 shares authorized
     but unissued                                                 ---         ---
 Junior participating preferred stock -
    $ .01 par value - 1,010 shares
    authorized but unissued                                       ---         ---
 Common stock - $1 par value; 6,000,000 shares
   authorized; 3,275,000 shares issued and outstanding          3,275       3,275
 Capital surplus                                               15,706      15,706
 Retained earnings (deficit)                                   (4,531)     (4,909)
 Unrealized loss on securities available for sale                (721)     (1,051)
     Total stockholders' equity                                13,729      13,021
     Total liabilities and stockholders' equity             $ 346,958   $ 348,189

 See Notes to Consolidated Financial Statements.





Consolidated Statements of Operations


                                                                  For The Three Months
                                                                  Ended March 31,
                                                                  1995       1994
                                                                  (Dollars in Thousands)
                                                                       (unaudited)
Interest income:
 Loans, including fees                                             $ 4,548   $ 3,433
 Mortgage-backed securities                                          1,654     1,546
 Investment securities                                                 267        78
 Other                                                                  29        21
     Total interest income                                           6,498     5,078

Interest expense:
 Deposits                                                            2,839     2,400
 Advances from the Federal Home Loan Bank                              749       431
 Subordinated debt                                                      66       ---
     Total interest expense                                          3,654      2,831
Net interest income                                                  2,844      2,247
Provision for possible loan losses                                     100         50
Net interest income after provision for possible loan losses         2,744      2,197

Other income:
 Mortgage origination and servicing                                    207         222
 Service charges on deposits                                           231         192
 Gain (loss) from mortgage banking activities                           (1)       (126)
 Gain ( loss) from sales of securities                                 (35)        (70)
 Income (loss) on properties sold                                      (24)        (37)
 Other                                                                  24         193
     Total other income                                                402         374

Other expense:
 Salaries and employee benefits                                      1,200       1,047
 Occupancy                                                             325         333
 Data processing                                                       191         187
 Furniture, fixtures, and equipment                                    127         108
 Insurance premiums                                                    258         261
 Provision for real estate owned                                        75         ---
 Loan and real estate owned expense, net                                43         110
 Professional services                                                 274         218
 Other                                                                 275         262
     Total other expense                                             2,768       2,526

Income before income taxes                                             378          45
Income tax expense                                                     ---         ---
Net income                                                        $    378    $     45

Earnings  per share                                               $    .12    $    .01

Weighted average number of shares outstanding                     3,275,000     3,275,000

See Notes to Consolidated Financial Statements.


Consolidated Statements of Cash Flows

                                                                      For The Three Months
                                                                      Ended March 31,
                                                                      1995            1994
                                                                      (Dollars in Thousands)
                                                                              (unaudited)
Cash flows from operating activities:
  Net income                                                          $    378        $      45
  Add (deduct) items not affecting cash flows from operating activities:
   Depreciation and amortization                                           132              134
   Provision for real estate owned                                          75              ---
   Provision for possible loan losses                                      100               50
   Capitalized interest on real estate owned                               ---              (11)
   Loss from mortgage banking activities                                     1              126
   Loss from sales of securities available for sale                         35               70
   Loss on properties sold                                                  24               37
   Amortization of deferred loan fees                                     (129)            (180)
   Amortization of premiums/accretion
     of discounts on securities                                            145             1,226
  Originations and purchases of loans held for sale                     (1,009)          (11,511)
  Sales of loans held for sale                                             631            27,953
  Decrease (increase) in accrued interest receivable                        51              (423)
  (Increase) decrease in other assets                                     (388)              556
  Increase in other liabilities                                            161               320
  Increase in accrued interest payable                                     237               190
Net cash flows provided by operating activities                            444            18,582

Cash flows from investment activities:
 Capital expenditures                                                   $ (141)      $      (202)
 Purchases of mortgage-backed securities held to maturity                  ---            (8,186)
 Repayments on mortgage-backed securities held to maturity               2,939            11,302
 Repayments on mortgage-backed securities available for sale               103             2,232
 Purchases of mortgage-backed securities available for sale                ---           (11,133)
 Sales of mortgage-backed securities available for sale                    ---            14,707
 Net increase in loans                                                  (4,345)          (21,222)
 Purchase of investments held to maturity                                 (395)           (2,804)
 Purchase of investments available for sale                                ---            (2,989)
 Proceeds from sales of investments available for sale                     965               ---
 Maturities of investments held to maturity                                229               784
 Proceeds from sale of real estate owned                                   297             4,707
 Advances for construction of real estate owned                           (316)             (404)
Net cash flows used in investment activities                              (664)          (13,208)

Cash flows from financing activities:
 Net (decrease) increase in demand, NOW and saving deposits             (7,485)            3,683
 Net increase in time deposits                                           1,376               743
 Net increase (decrease) in advances from
   the Federal Home Loan Bank                                            3,769            (9,995)
 Net increase in advance payments by borrowers
   for taxes and insurance                                                   3               177
Net cash flows used in financing activities                             (2,337)           (5,392)

Net decrease in cash and cash equivalents                               (2,557)              (18)
Cash and cash equivalents:
 Beginning of year                                                       8,075              4,204
 End of period                                                        $  5,518        $     4,186

Supplemental disclosures:
 Non-monetary transfers:
    Net conversion of loans receivable to real estate owned           $      0        $       125
       Securitization of mortgage loans into mortgage-backed
        securities                                                    $      0        $    20,970

 Cash payments for:
    Income taxes
    Interest                                                          $  3,416        $     2,642


See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 1995 and 1994 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1994 Annual Report and Form 10-K. Prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiary is Progress Federal Savings Bank (the "Bank").

     The year end consolidated statement of financial condition was derived from the Company's 1994 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2) In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS114 requires adjustment to the carrying value of a loan through the provision for possible credit losses when it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. SFAS 114 was subsequently amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS 118") to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The adoption of SFAS 114 and SFAS 118 in the first quarter of 1995 did not have a material effect on the Company's financial condition or results of operations based on the Company's current loan portfolio. As of March 31, 1995, impaired loans amounted to $2.9 million with a related allowance for loan losses of $4 thousand.

     Also, in May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires debt and equity securities to be classified in one of three categories and to be accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are reported at fair value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading securities are classified as "securities available for sale" and reported at fair value with unrealized gains and losses excluded from earnings, but reported as a separate component of stockholders' equity. The Company adopted SFAS 115 in the first quarter of 1994. The cumulative effect of adopting SFAS 115 on January 1, 1994 resulted in a $61 thousand reduction in stockholders' equity for unrealized losses on mortgage-backed securities and investments classified as available for sale of $46 thousand and $15 thousand, respectively. As of March 31, 1995, stockholders' equity was reduced by $721 thousand for unrealized losses on mortgage-backed securities and investments available for sale of $501 thousand and $220 thousand, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 1995 data.

                                       SUMMARY

The Company recorded net income of $378 thousand or $.12 per share for the three months ended March 31, 1995 in comparison with net income of $45 thousand or $.01 per share for the three months ended March 31, 1994 . Return on average stockholders' equity was 11.42% and return on average assets was .44% for the three months ended March 31, 1995 compared to 1.24% and .06%, respectively, for the three months ended March 31, 1994.

Net interest income was $2.8 million and $2.2 million for the three months ended March 31, 1995 and 1994, respectively. Operating results for the three months ended March 31, 1995 and 1994 included $100 thousand and $50 thousand, respectively, in provision for possible losses on loans. Other income for the three months ended March 31, 1995 included losses of $1 thousand, $35 thousand and $24 thousand from mortgage banking activities, sales of securities and property sales compared with losses of $126 thousand, $70 thousand and $37 thousand, respectively, for the same period in 1994. Other expense totalled $2.8 million for the three months ended March 31, 1995 in comparison with $2.5 million for the same period in 1994, primarily due to increased salaries and employee benefits for the three months ended March 31, 1995 in comparison with the same period in 1994.

In November 1994, the Company received final approval from the Office of Thrift Supervision to open a retail branch office in Paoli, Pennsylvania. The Company plans to open at this location in the summer of 1995.

On June 30, 1994, the Company completed the sale of $3.0 million in subordinated debentures in a private placement. Twelve units were sold, with each unit consisting of $250 thousand in principal amount of 8.25% subordinated notes due 2004 and warrants to purchase 25,000 shares of common stock. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $6.00 at any time prior to June 30, 1999. Interest on the subordinated debentures is payable quarterly. The subordinated debentures are due June 30, 2004 and are not redeemable prior to July 1, 1996. The Company made a $2.4 million capital contribution to the Bank from the proceeds.




RESULTS OF OPERATIONS

Net Interest Income

For the three months ended March 31, 1995, net interest income amounted to $2.8 million in comparison with $2.2 million for the same period in 1994. Net interest income for the three months ended March 31, 1995 was positively impacted by a $23.6 million increase in average interest-earning assets, while average interest-bearing liabilities increased $14.8 million. The interest rate spread increased 37 basis points in 1995 compared to the same period in 1994, primarily due to a 126 basis point increase in the average yield on interest-earning assets which was partially offset by an 89 basis point increase in the average rate on interest-bearing liabilities.

Net interest income is affected by the interest rate spread, which is the difference between the yield on average interest- earning assets and the cost of average interest-bearing liabilities, as well as by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-rate sensitive liabilities exceed interest-rate sensitive assets (a negative gap), the net interest margin (net interest income divided by average interest-earning assets) will generally be negatively affected during periods of increasing interest rates and will generally be positively affected during periods of decreasing interest rates. Where interest-rate sensitive assets exceed interest-rate sensitive liabilities (a positive gap), the net interest margin is positively affected during periods of increasing interest rates and negatively affected during periods of decreasing interest rates.

Management believes that the simulation of net interest income in different interest rate environments provides a meaningful measure of interest rate risk. Simulation analysis incorporates the potential of all assets and liabilities to mature or reprice as well as the probability that they will do so. Simulation in net interest income over a two year period also incorporates the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, simulation analysis permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Bank's simulation model analyzes interest rate sensitivity by projecting net interest income over the next twelve months in a flat ratio scenario. The flat rate model projects growth in the Bank's loan portfolio. The flat rate model also projects the mix of accounts within the loan portfolio. In addition to projecting the mix of accounts within the loan portfolio, the Company must also make certain assumptions regarding the movement of the rates on its assets and liabilities, especially its deposit rates.

The Bank projects net interest income in a rising rate scenario of 200 basis points over a twelve month period as well as a 200 basis point decrease in declining rate scenario during this same period. The Bank then determines its interest rate sensitivity by calculating the difference in net interest income in the rising and declining rate scenarios versus the flat rate scenario. Based on this analysis at March 31, 1995 net interest income would not be significantly impacted over a one year period if rates rise 200 basis points or decline 200 basis ponts in comparison to a flat rate scenario.


The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income on interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. For the purposes of this table, non-accrual loans have been included in the appropriate average balance category, but accrued interest on non-accrual loans has not been included for purposes of determining interest income.

                                                              For The Three Months Ended March 31,
                                                      1995                                       1994
                                                                    (Dollars in Thousands)

                                   Average                          Yield/      Average                         Yield/
                                   Balance          Interest        Rate(1)     Balance        Interest         Rate (1)
Interest-earning assets:
 Mortgage loans (2)                $ 178,705        $ 3,812         8.65%       $ 148,151      $ 2,914          7.98%
 Mortgage-backed securities (2)      101,454          1,654         6.61          125,459        1,546          5.00
 Other loans                          31,710            736         9.41           24,806          519          8.49
 Investments securities and other
  interest-earning assets (3)         18,490            296         6.49            8,320           99          4.83
    Total interest-earning assets    330,359          6,498         7.98          306,736        5,078          6.72

Non-interest-earning assets           17,201                                       24,931

    Total assets                   $ 347,560                                    $ 331,667

Interest-bearing liabilities:
 Interest-bearing deposits:
 NOW and Super NOW                 $  24,870            161         2.63        $  19,723          110          2.26
 Money market accounts                34,960            255         2.96           44,781          292          2.64
 Passbook and statement savings       27,603            200         2.94           26,313          192          2.96
 Time deposits                       173,023          2,223         5.21          166,619        1,806          4.40
   Total interest-bearing deposits   260,456          2,839         4.42          257,436        2,400          3.78
 Advances from the Federal Home
  Loan Bank                           47,506            749         6.39           38,752          431          4.51
 Subordinated debt                     3,000             66         8.92              ---          ---           ---
    Total interest-bearing
     liabilities                     310,962          3,654         4.77          296,188        2,831          3.88

Non-interest-bearing liabilities      23,177                                       20,765

    Total liabilities                334,139                                      316,953

Stockholders' equity                  13,421                                       14,714

    Total liabilities and
     stockholders' equity          $ 347,560                                    $ 331,667

Net interest income; interest
      rate spread (4)                               $ 2,844         3.21%                      $ 2,247          2.84%

Net interest margin (4)                                             3.49%                                       2.97%

Average interest-earning assets
 to average interest-bearing
 liabilities                                                      106.24%                                     103.56%


(1)  As adjusted for fees treated as adjustments to loan yields.
(2) Includes mortgage loans held for sale and mortgage-backed securities classified as available for sale.
(3)  Includes investment securities classified as available for sale.
(4) Interest rate spread represents the difference between the weighted average yield on interest-earnings asset and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income divided by average interest-earning assets.


Total interest income amounted to $6.5 million for the three months ended March 31,1995, a $1.4 million or 28.0% increase when compared to the same period in 1994. Interest income on mortgage loans increased $898 thousand, as the average balance outstanding increased $30.6 million and the average yield increased 67 basis points. Interest income on mortgage-backed securities increased $108 thousand, as the average yield increased 161 basis points, which offset a $24.0 million decrease in the average balance. Interest income on investments and other interest-earning assets increased by $197 thousand, as the average balance outstanding increased $10.2 million and the average yield increased by 166 basis points. Interest income on other loans increased by $217 thousand as the average balance and yield on other loans increased $6.9 million and 92 basis points, respectively.

Total interest expense amounted to $3.7 million for the three months ended March 31, 1995, an $823 thousand or 29.1% increase in comparison to the same period in 1994. Interest expense on deposits increased $439 thousand, as the average rate on deposits increased 64 basis points and the average balance increased $3.0 million. Interest expense on borrowings increased $384 thousand primarily due to an increase of $11.8 million in the average balances. The increase in the average balance of borrowings was due to higher levels of Federal Home Loan Bank of Pittsburgh ("FHLB") advances which were utilized to meet loan demand and the issuance of $3.0 million of subordinated debt, which was consumated on June 30, 1994.




Provision for Possible Loan Losses

The Bank's provision for possible loan losses represents the charge against earnings that is required to fund the allowance for possible loan losses. The level of the allowance for possible loan losses is determined by inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. See "Non-Performing Assets."

During the three months ended March 31, 1995, the Bank recorded a $100 thousand provision compared with $50 thousand for the comparable period in 1994, and had net recoveries of $9 thousand during the three months ended March 31, 1995 in comparison with $33 thousand in net charge-offs during the comparable period in 1994. At March 31, 1995, the allowance for possible loan losses amounted to $1.6 million or .76% of total loans and 37.4% of total non- performing loans. See "Allowance for Possible Loan Losses."

The Company's allowance for possible loan losses declined by $519,000 or 24.4% from $2.1 million at March 31, 1994 to $1.6 million at March 31, 1995. The decline in such allowance reflects the decline in non-performing loans, the decline in net charge-offs and the decline in loan delinquencies during the three months ended March 31, 1995 as compared to the same period in 1994. In addition, the allowance for possible loan losses to total non-performing loans increased from 34.6% at March 31, 1994 to 37.4% at March 31, 1995.
Nevertheless, although management utilizes its best judgement in providing for possible losses, there can be no assurance that the Bank will not have to increase its provision for possible loan losses in the future as a result of increases in non-performing loans or for other reasons. Any such increase could adversely affect the Bank's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses and the carrying value of its other non-performing assets. Such agencies may require the Bank to recognize additions to its allowance for possible losses on loans and adjust the carrying value of its REO based on their judgements about information available to them at the time of their examination.


Other Income

The following table details other income for the periods indicated.

                                                     For The Three Months
                                                     Ended March 31,
                                                     1995      1994
                                                     (Dollars in Thousands)
                                                          (unaudited)
Other income:
 Mortgage origination and servicing                  $  207    $  222
 Service charges on deposits                            231       192
 Gain (loss) from mortgage banking activities            (1)     (126)
 Gain (loss) from sales of securities                   (35)      (70)
 Income (loss) on properties sold                       (24)      (37)
 Other                                                   24       193
     Total other income                              $  402    $  374

Total other income amounted to $402 thousand for the three months ended March 31, 1995, an increase of $28 thousand compared with the $374 thousand in other income for the three months ended March 31, 1994. Other income for the three months ended March 31, 1995 included $207 thousand in fees from mortgage origination and servicing in comparison to $222 thousand for the comparable period in 1994. The decrease in such fees was primarily due to lower mortgage lending activity. Service charges on deposits increased $39 thousand for the three months ended March 31, 1995 due to higher volumes of account transactions.

Losses from mortgage banking activities and from sales of securities were $1 thousand and $35 thousand, respectively, for the three months ended March 31, 1995 in comparison with $126 thousand and $70 thousand for the comparable period in 1994. The Company may decide to sell securities from its investment and mortgage-backed securities classified as available for sale in accordance with its asset/liability strategy or in response to changes in interest rates, prepayment rates, the need to increase the Bank's regulatory capital or similar factors. The ability to recognize gains from mortgage banking activities and sales of securities is dependent on market and economic conditions and, accordingly there can be no assurance of gains in future periods or that there will not be significant inter-period variation in the results of such activities. In 1995, the Bank intends to sell substantially all residential mortgage loan originations in the secondary market or to private investors. In addition, the Bank has recently expanded its lending activities to include the origination of B and C paper.

Losses on properties sold was $24 thousand for the three months ended March 31, 1995, in comparison with $37 thousand in the comparable 1994 period, primarily due to declining real estate owned activities. Other income for the three months ended March 31, 1995 decreased $169 thousand from the months ended March 31, 1994 primarily due to lower fee income generated by the Company's subsidiary, Progress Realty Advisors, L.P.




Other Expense

The following table details other expense for the periods indicated.

                                                          For The Three Months
                                                          Ended March 31,
                                                          1995      1994
                                                        (Dollars in Thousands)
                                                                (unaudited)
Other expense:
 Salaries and employee benefits                           $ 1,200   $ 1,047
 Occupancy                                                    325       333
 Data processing                                              191       187
 Furniture, fixtures and equipment                            127       108
 Insurance premiums                                           258       261
 Provision for real estate owned                               75       ---
 Loan and real estate owned expense, net                       43       110
 Professional services                                        274       218
 Other                                                        275       262
    Total other expense                                  $   2,768  $ 2,526

Total other expense amounted to $2.8 million for the three months ended March 31, 1995, an increase of $242 thousand from the $2.5 million recognized during the comparable 1994 period, primarily due to a $153 thousand increase in salaries and employee benefits and a $75 thousand increase in the provision for REO.

Salaries and employee benefits increased $153 thousand to $1.2 million for the three months ended March 31, 1995 in comparison with 1.0 million for the three months ended March 31, 1994 primarily due to staffing additions to support the Bank's lending initiatives. Furniture, fixtures and equipment expense increased $19 thousand to $127 thousand from $108 thousand for the comparable 1994 period, primarily due to higher systems maintenance costs. The provision for REO amounted to $75 thousand at March 31, 1995 as compared to no provision for the comparable 1994 period, due to writedowns on two REO residential development projects. Professional services expense, which consists primarily of legal, accounting, tax and supervisory examination fees, increased $56 thousand from $218 thousand for the three months ended March 31, 1994 to $274 thousand for the three months ended March 31, 1995 primarily due to higher legal expenses. Loan and REO expense, net decreased from $110 thousand for the three months ended March 31, 1994 to $43 thousand for the three months ended March 31, 1995 due to the lower level of non-performing assets. Other expense, which includes marketing, telephone, printing, postage and stationery expenses, increased $13 thousand from $262 thousand for the three months ended March 31, 1994 to $275 thousand for the comparable 1995 period.



Income Tax Expense

The Company recorded no income tax expense for the three months ended March 31, 1995 and March 31, 1994.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a prospective basis in the first quarter of 1993. Under SFAS 109, deferred income taxes are recognized in full, subject to a valuation allowance for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At March 31, 1995, the Company had a valuation allowance of $2.5 million against net deferred tax assets of $3.9 million. The amount of the valuation allowance was determined based on management's estimate of deferred tax assets that will be realized using the "more likely than not" realization criteria contained in SFAS 109 in consideration of management's projections of future taxable income.



                           FINANCIAL CONDITION

Liquidity and Funding

The Bank must maintain sufficient liquidity to meet its funding requirements for loan commitments, scheduled debt repayments, operating expenses, and deposit withdrawals. The Bank is the primary source of working capital for the Company. As the Company's primary income source is the Bank, the Company's ability to pay dividends to shareholders has been limited.

As a result of the prior limitations on the payment of dividends by the Bank to the Company, in April 1992 the Company entered into an operating expense agreement pursuant to which the Bank has agreed to pay for the operating expenses of the Company, provided the Company engages in no other activities other than owning all of the capital stock of the Bank. Such operating expenses consist primarily of accounting, tax, legal, transfer agent and other stockholder related expenses for the Company.

The Bank's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Bank can minimize the cash required during times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits are usually caused by factors over which the Bank has limited control. The Bank derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits and advances from the FHLB.

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowing from the FHLB and sales of investment securities, loans and mortgage-backed securities. The Company obtained additional funds through the sale of $3.0 million in subordinated debentures in a private placement on June 30, 1994 of which $2.4 million was contributed to the Bank. During the three months ended March 31, 1995 the Bank used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, and maintain its liquidity.

For the three months ended March 31, 1995, cash was provided by operating activities and used in investment and financing activities. Operating activities provided $444 thousand of cash, primarily due to net income of $378 thousand. Investment activities used $664 thousand in cash as net originations of loans and purchases of investment securities exceeded repayments of mortgage-backed securities and sales of investment securities. In addition, financing activities used $2.3 million in cash due to a decrease in deposits which more than offset a higher level of borrowings.

At March 31, 1995, the Bank had $11.6 million in loan commitments and $17.9 million of undisbursed loan funds. At March 31, 1995, FHLB advances which were scheduled to mature through March 31, 1996 totalled $29.8 million. The subordinated debentures are due September 30, 2004 and are not redeemable prior to July 1, 1996. At March 31, 1995, the total amount of time deposits which were scheduled to mature through March 31, 1996 totalled $111.0 million.

Under OTS regulations, the Bank is required to maintain a minimum regulatory liquidity ratio. This ratio, defined as the average daily balance of liquid assets to the average balance of net withdrawable accounts plus short term borrowings, is currently set at 5%, but may be changed from time to time. The Bank's policy has been to maintain a liquidity ratio no less than the regulatory minimum. The Bank's liquidity ratio of 5.68% at March 31, 1995 was in excess of the current minimum requirements.



Management has focused considerable attention on the retention of the Bank's core deposit base, which has been impacted by increased competition for deposit funds.

The Bank's deposits are obtained primarily from residents near the Bank's six full service offices in Montgomery County, one office in Delaware County and one office in the Andorra section of Philadelphia, The Bank generally does not advertise for deposits outside of its market area and does not use brokers to solicit deposits on its behalf. The Bank has a drive-up banking facility at one of its offices and has automated teller machines ("ATM's") at all of its offices.

The Bank offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits decreased $6.2 million during the three months ended March 31, 1995 from $284.0 million at December 31, 1994 to $277.8 million at March 31, 1995. The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a savings bank's assets or on the FHLB's assessment of the savings bank's creditworthiness. The FHLB credit policies may change from time to time at its discretion.

The following table presents certain information regarding FHLB advances for the periods indicated.

                                                        At or For the Three Months
                                                        Ended March 31,
                                                        1995     1994
                                                        (Dollars in thousands)
     Average balance outstanding                        $ 47,506  $ 38,752
     Maximum amount outstanding at
       any month-end during the period                  $ 47,82   $ 44,958
     Weighted average interest rate during the period      6.39%      4.51%
     Weighted average interest rate at end of the period   6.41%      4.85%

The Bank continued to utilize advances from the FHLB as a source of funds to meet loan demand during the three months ended March 31, 1995. FHLB advances increased $3.7 million to $47.8 million at March 31, 1995 from $44.1 million at December 31, 1994.

At March 31, 1995, the Bank had commitments under standby letters of credit and commercial and consumer unused lines of credit of approximately $657 thousand and $10.0 million, respectively. These commitments can be funded, if required, from the sources outlined above.




Capital Resources

The Bank is required pursuant to OTS regulations to have (i) tangible capital equal to at least 1.5% of adjusted total assets, (ii) core capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At March 31, 1995, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk-based capital at March 31, 1995:

                                    Tangible         Core               Risk-Based
                                    Capital      %   Capital    %       Capital        %
                                    (Dollars in  Thousands)
     Adjusted GAAP Capital          $ 16,416         $ 16,416           $ 16,416
     General valuation allowance         ---              ---              1,611
     Unrealized loss on securities
      available for sale                 721              721                721
     Goodwill                           (178)            (178)              (178)
     Investment in joint venture          (8)              (8)                (8)
     Non-qualifying deferred tax asset  (520)            (520)              (520)
                                      _______         _______            ________
          Total                        16,431    4.74% 16,431   4.74%     18,042       9.92%

     Minimum capital requirement        5,203    1.50  10,405   3.00      14,551       8.00

     Regulatory  capital - excess    $ 11,228    3.24% $6,026   1.74%   $  3,491       1.92%


The prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defined specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%.

At March 31, 1995, the Bank's leverage ratio was 4.74%, Tier 1 risk-based ratio was 9.03 %, total risk-based ratio was 9.92%, and tangible equity ratio was 4.74%, based on leverage capital of $16,431,000, Tier 1 capital of 16,431,000, total risk-based capital of $18,042,000 and tangible equity capital of $16,431,000, respectively. As of March 31, 1995, the Bank was classified as "adequately capitalized."

Cash and Due From Banks

Interest-bearing deposits in other banks totalled $185 thousand at March 31, 1995 in comparison with $311 thousand at December 31, 1994. At March 31, 1995, the Bank also had $5.3 million in cash and non-interest bearing deposits in other banks compared with $7.8 million at December 31, 1994.


Investment Securities

The Bank is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Bank utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $30 thousand of such securities on its books at March 31, 1995.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated.

                                                    At March 31, 1995

                                                 Gross           Estimated
                                  Amortized      Unrealized      Fair        Carrying
                                  Cost (1)       Losses          Value       Value
                                  (Dollars in Thousands)
     Available for sale:
     U.S. agency obligations      $  4,000       $   (220)       $  3,780    $   3,780
     Equity investments                 30            ---              30           30
      Total  available for sale   $  4,030       $   (220)       $  3,810    $   3,810

     Held to maturity:
     FHLB of Pittsburgh stock,
       pledged                    $  2,469       $    ---        $  2,469    $   2,469
     U.S. agency obligations        10,553           (543)         10,010       10,553
      Total  held to maturity     $ 13,022       $   (543)       $ 12,479    $  13,022


                                                 At December 31, 1994

     Available for sale:
     U.S. agency obligations      $  4,999       $   (402)       $  4,597    $   4,597
     Equity investments                 30            ---              30           30
         Total available for sale $  5,029       $   (402)       $  4,627    $   4,627

     Held to maturity:
     FHLB of Pittsburgh stock,
      pledged                     $  2,302       $    ---        $  2,302     $  2,302
     U.S. agency obligations        10,564           (939)          9,625       10,564
      Total  held to maturity     $ 12,866       $   (939)       $ 11,927     $ 12,866




The amortized cost and estimated fair value of investment securities by contractual maturity at March 31,1995 are as follows:


                                            Available for sale:                     Held to maturity
                                            Amortized       Estimated               Amortized     Estimated
                                            Cost (1)        Fair Value              Cost (1)      Fair Value
                                            (Dollars in Thousands)

     Due after one year through five years  $  4,000        $  3,780                $  1,000      $   938
     Due after five years through ten years      ---             ---                   7,553        7,135
     Due after ten years                         ---             ---                   2,000        1,937
     No stated maturity                           30              30                   2,469        2,469
      Total  investment securities          $  4,030        $  3,810                $ 13,022      $12,479

(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

Total realized losses on the sale of $1.0 million in investment securities classified as available for sale was $35 thousand for the three months ended March 31, 1995.


Mortgage-Backed Securities

Since July 1991, the Bank has significantly increased its investment in mortgage-backed securities that are guaranteed by Federal agencies as part of management's strategy to diversify the interest-earning assets of the Bank and improve core earnings. The cost, gross unrealized gains and losses, estimated fair value and carrying value of mortgage-backed securities by classification at the dates indicated were as follows.

                                                        At March 31, 1995

                                                Gross       Gross           Estimated
                                 Amortized      Unrealized  Unrealized      Fair         Carrying
                                 Cost (1)       Gains       Losses          Value        Value
                                                     (Dollars in Thousands)
     Available for sale:
     GNMA                        $    210       $   ---     $     (2)       $    208     $    208
     FNMA                           1,081           ---          (56)          1,025        1,025
     FHLMC                          3,356           ---         (190)          3,166        3,166
     Collateralized mortgage
         obligations                4,999           ---         (253)          4,746        4,746
       Total available for sale  $  9,646       $   ---     $   (501)       $  9,145     $  9,145

     Held to maturity:
     GNMA                        $ 28,667       $   ---     $ (1,424)       $ 27,243     $ 28,667
     FNMA                          21,000           ---         (997)         20,003       21,000
     FHLMC                         40,934           ---       (1,466)         39,468       40,934
       Total held to maturity    $ 90,601       $   ---     $ (3,887)       $ 86,714     $ 90,601


                                                     At December 31, 1994

                                                Gross       Gross           Estimated
                                 Amortized      Unrealized  Unrealized      Fair         Carrying
                                 Cost (1)       Gains       Losses          Value        Value
                                 (Dollars in Thousands)
     Available for sale:
     GNMA                        $    227       $   ---     $     (8)       $    219     $    219
     FNMA                           1,098           ---          (84)          1,014        1,014
     FHLMC                          3,429           ---         (274)          3,155        3,155
     Collateralized  mortgage
       obligations                  4,998           ---         (283)          4,715        4,715
       Total available for sale  $  9,752       $   ---     $   (649)       $  9,103     $  9,103


     Held to maturity:
     GNMA                        $ 29,325       $   ---     $ (2,246)       $ 27,079     $ 29,325
     FNMA                          21,577           ---       (1,645)         19,932       21,577
     FHLMC                         42,771           ---       (2,677)         40,094       42,771
       Total held to maturity    $ 93,673       $   ---     $ (6,568)       $ 87,105     $ 93,673

(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.



Mortgage-backed securities increase the credit quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. The mortgage-backed securities portfolio contains no speculative derivative securities at March 31, 1995. In addition, since August 1992, the Bank has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Bank's asset/ liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Bank's regulatory capital or similar factors.

Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level yield method. Mortgage-backed securities that are held for an indefinite period of time are classified as available for sale and are carried at fair value pursuant to SFAS 115, which was adopted by the Company in the first quarter of 1994. Mortgage- backed securities are classified as available for sale primarily based on the yield and duration of specific investments. The fixed rate balloons and collateralized mortgage obligations held by the Bank approximate the duration of the type of loan the Bank originates and therefore, such securities may be sold to allow for additional loan growth and/or other asset/liability management strategies. There were no sales of mortgage-backed securities classified as available for sale during the three months ended March 31, 1995.

Although the Bank's mortgage-backed securities portfolio may have a shorter average term to maturity and greater liquidity than the Bank's single-family residential real estate loans, the Bank is subject to reinvestment risk with respect to such portfolio. Specifically, as the Bank's mortgage-backed securities amortize or prepay, the Bank may not be able to reinvest the proceeds of such repayment and prepayments at a comparable favorable rate, particularly if the mortgage- backed securities were acquired in a higher interest rate environment. In addition, mortgage-backed securities classified as available for sale are carried at fair value, which could result in fluctuations in the Company's stockholders' equity, due to changes in the fair value of such securities. Accordingly, the Bank's portfolio of mortgage-backed securities classified as available for sale may result in increased volatility in the Bank's liquidity, operations and capital. The Bank attempts to address such risks by actively managing its portfolio in relation to changes in interest rates and the Bank's liquidity needs.





Loan Portfolio

The Bank's net loan portfolio, including loans held for sale, totalled $210.9 million at March 31, 1995 or 60.8% of its total assets, an increase of $4.8 million or 2.3% from the $206.1 million outstanding at December 31, 1994. The following table depicts the composition of the Bank's loan portfolio at the dates indicated.

                                     March 31, 1995            December 31, 1994
                                     Amount    Percent         Amount   Percent
                                     (Dollars in Thousands)

Real estate loans:
 Single family residential (1)       $  100,551   47.32%       $  99,917   48.12%
 Commercial real estate (2)              75,393   35.48           71,273   34.33
 Construction                             4,866    2.29            5,379    2.59
     Total real estate loans            180,810   85.09          176,569   85.04

Commercial business loans                12,183    5.73           12,005    5.78

Consumer loans:
 Home equity and lines of credit         18,134    8.54           17,927    8.64
 Other                                    1,358     .64            1,124     .54
 Total consumer loans                    19,492    9.18           19,051    9.18

     Total loans                        212,485  100.00%         207,625  100.00%

Allowance for possible loan losses       (1,611)                  (1,502)

     Net loans                       $  210,874                $ 206,123


(1) Includes $727 thousand and $351 thousand of loans held for sale at March 31, 1995 and December 31, 1994, respectively. (2) Includes $15.3 million and $18.6 million of multi-family residential loans at March 31, 1995 and December 31, 1994, respectively.

Loans Held For Sale

At March 31, 1995, the Bank had $727 thousand of fixed-rate residential loans held for sale in comparison with $351 thousand at December 31, 1994.




NON-PERFORMING ASSETS


General

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more past due and REO, increased dramatically in 1990 and 1991, and reached $50.6 million at March 31, 1992. Such increases were to a great extent the result of a deterioration in the economy and in particular decreases in the market values of real estate which secured the Bank's loans. As a result of certain steps taken by the Bank, total non-performing assets have been substantially reduced, and amounted to $8.8 million at March 31, 1995. The Bank's future results of operations will be affected by its ability to continue to reduce the $8.8 million of non-performing assets without incurring additional losses.

The accrual of interest on commercial and mortgage loans is generally discontinued when loans become 90 days past due and when, in management's judgement, it is determined that a reasonable doubt exists as to its collectibility. The accrual of interest is also discontinued on residential and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by real estate with a loan to value less than 80% where the accrual of interest ceases at 180 days. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent, unless secured by real estate and meeting the above-mentioned criteria. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received. A loan remains on non-accrual status until the factors which indicate doubtful collectibility no longer exist, or the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for possible loan losses.

Real estate acquired in partial or full satisfaction of loans is recorded at the lower of cost (recorded balance of loan at foreclosure plus foreclosure costs) or fair value through a charge to the allowance for possible loan losses and the lower of this new cost basis or fair value less estimated costs to sell thereafter. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are only capitalized when carrying value does not exceed fair value. The interest costs relating to the development of real estate are capitalized. Gains on the sale of real estate are recognized upon disposition of the property and losses are charged to operations as incurred.



The following table details the Bank's non-performing assets at the dates indicated:

                             March 31,     December 31,   March 31,
                             1995          1994           1994
                             (Dollars in Thousands)

 Loans accounted for on a
   non-accrual basis (1)     $  4,253      $ 4,369        $  6,002
 Accruing loans 90 or
   more days past due              57          182             147
   Total non-performing loans   4,310        4,551           6,149
 REO, net of related reserves   4,454        4,534           7,373
  Total non-performing assets $ 8,764      $ 9,085        $ 13,522

 Non-performing loans as a
   percentage of total loans     2.03 %       2.19 %          3.38 %

 Non-performing assets as a
   percentage of total assets    2.53 %       2.61 %          4.12 %


(1) Includes $77 thousand, $326 thousand and $721 thousand of loans which were considered troubled debt restructuring as of March 31, 1995, December 31, 1994 and March 31, 1994, respectively.

The $4.3 million of non-accrual loans at March 31, 1995 consists of $969 thousand of loans secured by single-family residential property, a $2.9 million loan secured by commercial property, $94 thousand of commercial business loans and $309 thousand of consumer loans. The $57 thousand of accruing loans 90 days or more past due at March 31, 1995 consisted of three loans secured by single-family residential property. The $4.5 million of REO at March 31, 1995 primarily consisted of a medical office building located in the Bronx, New York with an aggregate carrying value of $3.4 million which is net of $10.1 million in charge-offs. As of such date, $649 thousand of REO consisted of three residential development projects, substantially all of which the Company is actively engaged in building and/or marketing the properties. Furthermore, at March 31, 1995, $370 thousand of REO consisted of four single-family residences. With the exception of the medical office building, all of the Bank's REO consists of properties located within the Bank's primary market area. At March 31, 1995, the medical office building was 68% leased and covering operating expenses.

While the Bank has significantly reduced the level of non-performing assets outstanding (from $50.6 million at March 31, 1992 to $8.8 million at March 31,
1995), the Bank's level of non-performing assets as a percentage of assets continues to be above peer group averages. The return of the balance of such assets to performing status is somewhat dependent on economic events in future periods which cannot be predicted by management.



Delinquencies

All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. See "Non-Performing Assets-General."

The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by delinquent loans at the dates indicated:

                          March 31,          December 31,         March 31,
                          1995               1994                 1994
                          Amount   Percent   Amount      Percent  Amount       Percent
                          (Dollars in Thousands)
Delinquencies:
  30 to 59 days           $   869   .4 %     $   719      .4 %    $  3,620     2.0 %
  60 to 89 days               354   .2 %         282      .1 %         574      .3 %
  90 or more days and
     non-accrual loans (1)  4,310  2.0 %       4,551     2.2 %       6,149     3.4 %
     Total                $ 5,533  2.6 %     $ 5,552     2.7 %    $ 10,343     5.7 %


(1)Includes $57 thousand, $182 thousand and $147 thousand of loans that are accruing interest at March 31, 1995, December 31,1994 and March 31, 1994, respectively.


Allowance for Possible Loan Losses

The following table details the Bank's allowance for possible loan losses for the periods indicated:

                                                        For the Three Months
                                                        Ended March 31,
                                                        1995        1994
                                                        (Dollars in thousands)
Average loans outstanding                               $ 210,415   $ 172,957

Balance beginning of period                             $   1,502   $   2,113

Charge-offs:
 Consumer                                                     ---          18
 Commercial                                                   ---          77
     Total charge-offs                                        ---          95

Recoveries:
 Real estate construction                                     ---          60
 Consumer                                                       6           2
 Commercial                                                     3         ---
     Total recoveries                                           9          62

Net charge-offs (recoveries)                                   (9)         33

Additions charged to operations                               100          50

Balance at end of period                                  $ 1,611   $   2,130

Ratio of net charge-offs (recoveries) during the period
 to average loans outstanding during the period              ---          .02 %

Ratio of allowance for possible loan losses to non-
 performing loans at end of period                          37.38 %     34.64 %

An allowance for possible loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. The allowance for possible loan losses is based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case the allowance for possible loan losses is based on fair value. Management's periodic evaluation is based upon examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in routine legal proceeding occurring in the ordinary course of business which management, after reviewing the foregoing actions with legal counsel, is of the opinion that the liability, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company.

Item 2.  Changes in Securities

None


Item 3.  Defaults upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Progress Financial Corporation

                                             (signature)
 May 15, 1995                                /s/Eric J. Morgan
   Date                                      Eric J. Morgan, Vice President
                                             of Credit Policy and
                                             Administration

                                             (signature)
 May 15, 1995                                /s/Peter J. Meier
   Date                                      Peter J. Meier, Vice President
                                             and Corporate Controller
                                            (Principal Accounting Officer)