Form 10-Q/A
period 1995-03-31
PROGRESS FINANCIAL CORP
filed 1995-08-01
CIK 790183

Securities and Exchange Commission
                          Washington, D.C. 20549

                                 Form 10-Q/A
                               Amendment No. 1

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



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

27.1 Financial Data Schedule



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Progress Financial Corporation

                                             (signature)
 July 12, 1995                                /s/Eric J. Morgan
   Date                                      Eric J. Morgan, Vice President
                                             of Credit Policy and
                                             Administration

                                             (signature)
 July 12, 1995                                /s/Peter J. Meier
   Date                                      Peter J. Meier, Vice President
                                             and Corporate Controller
                                            (Principal Accounting Officer)