Form 10-Q
period 1995-06-30
PROGRESS FINANCIAL CORP
filed 1995-08-14
CIK 790183

Securities and Exchange Commission
                       Washington, D.C. 20549

                              Form 10-Q

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1995.

                                          OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

Commission File Number: 0-14815


                       Progress Financial Corporation
             (Exact name of registrant as specified in its charter)


          Delaware                                         23-2413363
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification Number)


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
Yes     X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($1.00 par value)                        3,280,000
          Title of Each Class                   Number of Shares Outstanding
                                                    as of August 14, 1995


                    Progress Financial Corporation
                           Table of Contents


                            PART I - Financial Information
                                                                            Page

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of June 30, 1995
          (unaudited) and December 31, 1994....................................3

          Consolidated Statements of Operations for the three and six months ended June 30, 1995 and 1994 (unaudited).............................4

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 1995 and 1994 (unaudited)...................................5

          Notes to Consolidated Financial Statements (unaudited)...............7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (unaudited)....................................8




                         PART II - Other Information


Item 1.   Legal Proceedings...................................................28

Item 2.   Changes in Securities...............................................28

Item 3.   Defaults upon Senior Securities.....................................28

Item 4.   Submission of Matters to a Vote of Security Holders.................28

Item 5.   Other Information...................................................28

Item 6.   Exhibits and Reports on Form 8-K....................................28


          Signatures..........................................................29

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition
                                                                                            June 30,       December 31,
                                                                                    1995              1994
                                                                                    (Dollars in Thousands)
                                                                                         (unaudited)
Assets
Cash and due from banks:
     Interest bearing                                                            $   3,770      $       311
     Non-interest bearing                                                            7,350            7,764
Investment securities:
     Available for sale at fair value
     (amortized cost: $5,028 in 1995 and $5,029 in 1994)                             4,929            4,627
     Held to maturity  (fair value: $12,823 in 1995 and $11,928 in 1994)            12,987           12,866
Mortgage-backed securities:
     Available for sale at fair value
    (amortized cost: $15,566 in 1995 and $9,752 in 1994)                            15,292            9,103
     Held to maturity (fair value: $85,638 in 1995 and $87,105 in 1994)             87,740           93,673
Loans                                                                              206,020          207,274
    Less: allowance for loan losses                                                 (1,459)          (1,502)
    Net loans                                                                      204,561          205,772
Loans held for sale (fair value: $1,305 in 1995 and $361 in 1994)                    1,305              351
Real estate owned, net                                                               3,729            4,534
Premises and equipment                                                               5,037            1,909
Accrued interest receivable                                                          2,259            2,210
Other assets                                                                         7,492            5,069
    Total assets                                                                 $ 356,451      $   348,189

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                        $ 291,969      $   283,958
 Advances from the Federal Home Loan Bank                                           41,378           44,052
 Subordinated debt                                                                   3,000            3,000
     Advance payments by borrowers for taxes and insurance                           2,493            2,352
 Accrued interest payable                                                            1,188              588
 Other liabilities                                                                   2,039            1,218
     Total liabilities                                                             342,067          335,168

Stockholders' equity:
      Serial preferred stock - 1,000,000 shares authorized but unissued                ---              ---
      Junior participating preferred stock - $ .01 par value - 1,010 shares
      authorized but unissued                                                          ---              ---
      Common stock - $1 par value; 6,000,000 shares authorized; 3,280,000 and 3,275,000 shares issued and outstanding at June 30, 1995 and
      December 31, 1994, respectively                                                3,280            3,275
Capital surplus                                                                     15,706           15,706
Retained earnings (deficit)                                                         (4,229)          (4,909)
Unrealized loss on securities available for sale                                      (373)          (1,051)
     Total stockholders' equity                                                     14,384           13,021
     Total liabilities and stockholders' equity                                  $ 356,451      $   348,189

 See Notes to Consolidated Financial Statements.


Consolidated Statements of Operations
                                                            For The Three Months         For The Six Months
                                                               Ended June 30,               Ended June 30,
                                                               1995     1994                1995      1994
                                                           (Dollars in Thousands)       (Dollars in Thousands)
                                                               (unaudited)                   (unaudited)
Interest income:
 Loans, including fees                                       $ 4,645    $ 3,580           $ 9,193    $ 7,013
 Mortgage-backed securities                                    1,696      1,611             3,350      3,157
 Investment securities                                           271        254               538        332
 Other                                                            48         14                77         35
     Total interest income                                     6,660      5,459            13,158     10,537

Interest expense:
 Deposits                                                      3,067      2,439             5,906      4,839
 Advances from the Federal Home
     Loan Bank                                                   770        482             1,519        913
 Subordinated debt                                                67        ---               133        ---
     Total interest expense                                    3,904      2,921             7,558      5,752
Net interest income                                            2,756      2,538             5,600      4,785
Provision for loan losses                                        150        300               250        350
Net interest income after provision for loan losses            2,606      2,238             5,350      4,435

Other income:
 Mortgage origination and servicing                              195        167               402        389
 Service charges on deposits                                     253        206               484        398
 Gain (loss) from mortgage banking activities                     29        (46)               28       (172)
 Gain ( loss) from sales of securities                           ---          1               (35)       (69)
 Income (loss) on properties sold                                  6         19               (18)       (18)
 Other                                                           138         68               162        261
     Total other income                                          621        415             1,023        789

Other expense:
 Salaries and employee benefits                                1,254      1,056             2,454       2,103
 Occupancy                                                       366        340               691         673
 Data processing                                                 205        203               396         390
 Furniture, fixtures, and equipment                              146        116               273         224
 Insurance premiums                                              257        261               515         522
 Provision for real estate owned                                 331      1,489               406       1,489
 Loan and real estate owned expense, net                         (92)        70               (49)        180
 Professional services                                            20        185               294         403
 Other                                                           438        384               713         646
     Total other expense                                       2,925      4,104             5,693       6,630

Income (loss) before income taxes                                302     (1,451)              680      (1,406)
Income tax expense                                               ---        ---               ---         ---
Net income (loss)                                            $   302   $ (1,451)           $  680    $ (1,406)

Earnings (loss) per share:
 Primary earnings (loss)                                     $   .09   $   (.44)           $  .20    $   (.43)
 Fully diluted earnings (loss)                               $   .09   $   (.44)           $  .20    $   (.43)

Weighted average number of shares outstanding:
 Primary                                                   3,384,130   3,275,000        3,381,081    3,275,000
 Fully diluted                                             3,384,130   3,275,000        3,382,332    3,275,000

See Notes to Consolidated Financial Statements.



Consolidated Statements of Cash Flows

                                                                                   For The Six Months
                                                                                     Ended June 30,
                                                                                    1995         1994
                                                                                 (Dollars in Thousands)
                                                                                      (unaudited)
Cash flows from operating activities:
 Net income (loss)                                                               $   680    $  (1,406)
 Add (deduct) items not affecting cash flows from operating activities:
  Depreciation and amortization                                                      278          267
  Provision for real estate owned                                                    406        1,489
  Provision for loan losses                                                          250          350
  Capitalized interest on real estate owned                                          ---          (10)
  (Gain)loss from loan sales and securitizations                                     (12)         172
  Loss from sales of securities available for sale                                    35           69
  Loss on properties sold                                                             18           18
  Amortization of deferred loan fees                                                (262)        (318)
  Amortization of premiums/accretion
    of discounts on securities                                                       279        1,599
  Originations and purchases of loans held for sale                               (2,916)     (14,098)
  Sales of loans                                                                  10,124       32,943
  (Increase) decrease in accrued interest receivable                                 (49)         343
  (Increase) decrease in other assets                                             (2,423)       2,236
  Increase (decrease) in other liabilities                                           821         (472)
  Increase in accrued interest payable                                               600          238
Net cash flows provided by operating activities                                    7,829       23,420


Cash flows from investing activities:
 Capital expenditures                                                    $    (3,406)    $ (293)
 Purchases of mortgage-backed securities held to maturity                        ---    (10,511)
 Repayments on mortgage-backed securities held to maturity                     5,668     16,285
 Repayments on mortgage-backed securities available for sale                     246      3,251
 Purchases of mortgage-backed securities available for sale                   (6,054)   (11,133)
 Sales of mortgage-backed securities available for sale                          ---     16,786
 Net increase in loans                                                        (6,970)   (31,386)
 Purchases of investments held to maturity                                      (548)   (10,157)
 Purchases of investments available for sale                                    (998)    (5,993)
 Proceeds from sales of investments available for sale                           965        ---
 Maturities of investments held to maturity                                      407        979
 Proceeds from sales of real estate owned                                      1,044      5,049
 Net decrease in investments/advances to affiliates and joint ventures           ---        102
 Advances for construction of real estate owned                                 (621)      (738)
Net cash flows used in investing activities                                  (10,267    (27,759)

Cash flows from financing activities:
 Net increase in demand, NOW and saving deposits                                 941      3,973
 Net increase (decrease) in time deposits                                      7,070     (1,790)
 Net (decrease) increase in advances from
   the Federal Home Loan Bank                                                 (2,674)       482
 Net increase (decrease) in advance payments by borrowers
   for taxes and insurance                                                       141       (233)
 Net proceeds from issuance of subordinated debt                                 ---      2,925
 Net proceeds from issuance of common stock                                        5        ---
Net cash flows provided by financing activities                                5,483      5,357

Net decrease in cash and cash equivalents                                      3,045      1,018
Cash and cash equivalents:
 Beginning of year                                                             8,075      4,204
 End of period                                                             $  11,120  $   5,222

Supplemental disclosures:
 Non-monetary transfers:
    Net conversion of loans receivable to real estate owned                $      42  $     254
    Securitization of mortgage loans into mortgage-backed
        securities                                                         $     ---  $  24,979

 Cash payments for:
    Income taxes                                                           $     ---  $     ---
    Interest                                                               $   6,958  $   5,524


See Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 1995 and 1994 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1994 Annual Report and Form 10-K. Prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiary is Progress Federal Savings Bank (the "Bank").

     The year end consolidated statement of financial condition was derived from the Company's 1994 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2) In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires adjustment to the carrying value of a loan through the provision for credit losses when it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. SFAS 114 was subsequently amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS 118") to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The adoption of SFAS 114 and SFAS 118 in the first quarter of 1995 resulted in the identification of impaired loans which amounted to $2.9 million with a related allowance for loan losses of $4 thousand. As of June 30, 1995, the Company had no impaired loans, as defined under SFAS 114.

     Also, in May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires debt and equity securities to be classified in one of three categories and to be accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are reported at fair value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading securities are classified as "securities available for sale" and reported at fair value with unrealized gains and losses excluded from earnings, but reported as a separate component of stockholders' equity. The Company adopted SFAS 115 in the first quarter of 1994. The cumulative effect of adopting SFAS 115 on January 1, 1994 resulted in a $61 thousand reduction in stockholders' equity for unrealized losses on mortgage-backed securities and investments classified as available for sale of $46 thousand and $15 thousand, respectively. As of June 30, 1995, stockholders' equity was reduced by $373 thousand for unrealized losses on mortgage-backed securities and investments available for sale of $274 thousand and $99 thousand, respectively.

     In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans" Progress, which ("SFAS 122"). SFAS 122, which is effective for the years beginning after December 15, 1995, will require services mortgage loans for others in return for servicing fees, to recognize these servicing rights as assets, regardless of how such assets were acquired. Additionally, the Company would be required to assess the fair value of these assets at each reporting date to determine any potential impairment. Management of the Company has not completed an analysis of the effects this pronouncement would have on its results of operations or financial position.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 1995 data.

                                       SUMMARY

The Company recorded net income of $302 thousand or $.09 per share for the three months ended June 30, 1995 in comparison with net loss of $1.5 million or $.44 per share for the three months ended June 1994 . Return (loss) on average stockholders' equity was 8.58% and return (loss) on average assets was .34% for the three months ended June 30, 1995 compared to (10.44)% and (.43)%, respectively, for the three months ended June 1994.

For the six months ended June 30, 1995, the Company had net income of $680 thousand or $.21 per share in comparison with a net loss of $1.4 million or $.43 per share for the six months ended June 30, 1994. Return (loss) on average stockholders' equity was 9.96% and return (loss) on average assets was .39% for the six months ended June 30, 1995 compared to (9.85)% and (.42)%, respectively for the six months ended June 30, 1994.

Net interest income was $2.8 million and $2.5 million for the three months ended June 30, 1995 and 1994, respectively. Operating results for the three months ended June 30, 1995 and 1994 included $150 thousand and $300 thousand, respectively, in provision for losses on loans. Other income for the three months ended June 30, 1995 included gains of $29 thousand from mortgage banking activities compared to a loss of $46 thousand for the same period in 1994. Other expense totalled $2.9 million for the three months ended June 30, 1995 in comparison with $4.1 million for the same period in 1994, primarily due to a $1.2 million decrease in the provision for real estate owned ("REO").

For the six months ended June 30, 1995, net interest income was $5.6 million in comparison with $4.8 million for the six months ended June 30, 1994. Operating results for the six months ended June 30, 1995 and 1994 included $250 thousand and $350 thousand, respectively, in provision for losses on loans. Gains from mortgage banking activities totalled $28 thousand for the six months ended June 30, 1995 in comparison with losses of $172 thousand for the six months ended June 30, 1994. Other expenses totalled $5.7 million for the six months ended June 30, 1995 in comparison with $6.6 million for the same period in 1994, primarily due to a $1.1 million decrease in the provision for REO.

On July 17, 1995 the Company acquired a majority interest in Quaker State Financial Corporation which is engaged in the equipment leasing business.

On May 24, 1995 the Company and the Bank entered into a definitive agreement whereby the Bank will merge with another, locally based, depository institution. In connection with this transaction, the Company will raise additional capital through a common stock offering. The transaction requires approval from the stockholders of the respective Companies and regulatory bodies.

In November 1994, the Company received final approval from the Office of Thrift Supervision ("OTS") to open a retail branch office in Paoli, Pennsylvania. The Company plans to open at this location in August 1995.

On June 30, 1994, the Company completed the sale of $3.0 million in subordinated debentures in a private placement. Twelve units were sold, with each unit consisting of $250 thousand in principal amount of 8.25% subordinated notes due 2004 and warrants to purchase 25,000 shares of common stock. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $6.00. The warrants are not exercisable until the earlier to occur of May 31, 1996 or the effectiveness of the Common Stock Registration Statement. The warrants are exercisable subsequent thereto, in whole or in part, at any time prior to June 30, 1999. Interest on the subordinated debentures is payable quarterly. The subordinated debentures are due June 30, 2004 and are not redeemable prior to July 1, 1996. The Company made a $2.4 million capital contribution to the Bank from the proceeds.






RESULTS OF OPERATIONS

Net Interest Income

For the three months ended June 30, 1995, net interest income amounted to $2.8 million in comparison with $2.5 million for the same period in 1994. Net interest income for the three months ended June 30, 1995 was positively impacted by a $20.8 million increase in average interest-earning assets, while average interest-bearing liabilities increased $15.0 million. The interest rate spread decreased 7 basis points for the three months ended June 30, 1995 compared to the same period in 1994, primarily due to a 107 basis point increase in the average rate on interest-bearing liabilities which was partially offset by an 100 basis point increase in the average yield on interest-earning assets.

For the six months ended June 30, 1995, net interest income amounted to $5.6 million in comparison with $4.8 million for the same period in 1994. Net interest income for the six months ended June 30, 1995 was positively impacted by a $21.9 million increase in average interest-earning assets, while average interest-bearing liabilities increased $14.8 million. In addition, the interest rate spread increased 16 basis points for the six months ended June 30, 1995 compared to the same period in 1994, primarily due to a 114 basis point increase in the average yield on interest-earning assets which was partially offset by a 98 basis point increase in the average rate on interest-bearing liabilities.

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

                                                                         For The Three Months Ended June 30,
                                                                        1995                          1994
                                                                              (Dollars in Thousands)

                                                                 Average             Yield/   Average              Yield/
                                                                 Balance   Interest  Rate(1)  Balance   Interest   Rate (1)

Interest-earning assets:
 Mortgage loans (2)                                           $  180,438  $  3,867   8.60%    $ 157,378  $ 2,986   7.61%
 Mortgage-backed securities (2)                                  101,567     1,696   6.70       111,888    1,611   5.78
 Other loans                                                      32,784       778   9.52        26,467      594   9.00
 Investment securities and other interest-earning assets (3)      19,852       319   6.45        18,117      268   5.91
    Total interest-earning assets                                334,641  $  6,660   7.98%      313,850  $ 5,459   6.98%

Non-interest-earning assets                                       17,501                         21,139

    Total assets                                              $  352,142                      $ 334,989

Interest-bearing liabilities:
 Interest-bearing deposits:
  NOW and Super NOW                                           $   26,766  $    191   2.86%    $  21,036  $   125   2.38%
  Money market accounts                                           32,941       267   3.25        43,876      296   2.71
  Passbook and statement savings                                  27,194       200   2.95        28,029      206   2.95
  Time deposits                                                  175,609     2,409   5.50       165,531    1,812   4.39
    Total interest-bearing deposits                              262,510     3,067   4.69       258,472    2,439   3.78
 Advances from the Federal Home Loan Bank                         48,095       770   6.42        40,120      482   4.81
 Subordinated debt                                                 3,000        67   8.96            33      ---    ---
    Total interest-bearing liabilities                           313,605  $  3,904   4.99%      298,625  $ 2,921   3.92%

Non-interest-bearing liabilities                                  24,420                         22,467

    Total liabilities                                            338,025                        321,092

Stockholders' equity                                              14,117                         13,897

    Total liabilities and stockholders' equity                $  352,142                      $ 334,989

Net interest income; interest rate spread (4)                             $  2,756   2.99%               $ 2,538   3.06%

Net interest margin (4)                                                              3.30%                         3.24%

Average interest-earning assets to average interest-bearing liabilities            106.71%                       105.10%


(1) As adjusted for fees treated as adjustments to loan yields.
(2) Includes mortgage loans held for sale and mortgage-backed securities classified as available for sale.
(3) Includes investment securities classified as available for sale.
(4) Interest rate spread represents the difference between the weighted average yield on interest-earnings assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income divided by average interest-earning assets.


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

                                                                         For The Six Months Ended June 30,
                                                                        1995                   1994
                                                                              (Dollars in Thousands)

                                                                 Average            Yield/   Average               Yield/
                                                                 Balance   Interest Rate(1)  Balance     Interest  Rate (1)

Interest-earning assets:
 Mortgage loans (2)                                           $  179,578  $  7,679   8.62%    $ 152,847  $ 5,900   7.78%
 Mortgage-backed securities (2)                                  101,511     3,350   6.65       118,618    3,157   5.37
 Other loans                                                      32,250     1,514   9.47        25,642    1,113   8.75

 Investment securities and other interest-earning assets (3)      19,173       615   6.47        13,533      367   5.47
    Total interest-earning assets                                332,512  $ 13,158   7.98%      310,640  $10,537   6.84%

Non-interest-earning assets                                       17,351                         23,020

    Total assets                                              $  349,863                      $ 333,660

Interest-bearing liabilities:
 Interest-bearing deposits:
 NOW and Super NOW                                            $   25,824  $    352    2.75%   $  20,384  $   235   2.32%
 Money market accounts                                            33,945       522   3.104        4,327      588   2.67
 Passbook and statement savings                                   27,397       400    2.94       27,176      398   2.95
 Time deposits                                                   174,324     4,632    5.36      166,077    3,618   4.39
    Total interest-bearing deposits                              261,490     5,906    4.55      257,964    4,839   3.78
 Advances from the Federal Home Loan Bank                         47,802     1,519    6.41       39,469      913   4.66
 Subordinated debt                                                 3,000       133    8.94           17      ---    ---
    Total interest-bearing liabilities                           312,292  $  7,558    4.88%     297,450  $ 5,752   3.90%

Non-interest-bearing liabilities                                  23,796                         21,929

    Total liabilities                                            336,088                        319,379

Stockholders' equity                                              13,775                         14,281

    Total liabilities and stockholders' equity                $  349,863                      $ 333,660

Net interest income; interest rate spread (4)                               $5,600   3.10%               $ 4,785   2.94%

Net interest margin (4)                                                              3.40%                         3.11%

Average interest-earning assets to average interest-bearing liabilities            106.47%                       104.43%


(1)  As adjusted for fees treated as adjustments to loan yields.
(2) Includes mortgage loans held for sale and mortgage-backed securities classified as available for sale.
(3)  Includes investment securities classified as available for sale.
(4) Interest rate spread represents the difference between the weighted average yield on interest-earnings assets and the weighted average cost oF interest-bearing liabilities, and net interest margin represents net interest income divided by average interest-earning assets.



Total interest income amounted to $6.7 million for the three months ended June 30,1995, a $1.2 million or 22.0% increase when compared to the same period in 1994. Interest income on mortgage loans increased $881 thousand, as the average balance outstanding increased $23.1 million and the average yield increased 99 basis points. Interest income on mortgage-backed securities increased $85 thousand, as the average yield increased 92 basis points, which offset a $10.3 million decrease in the average balance. Interest income on investments and other interest-earning assets increased $51 thousand, as the average balance outstanding increased $1.7 million and the average yield increased 54 basis points. Interest income on other loans increased $184 thousand as the average balance and yield on other loans increased $6.3 million and 52 basis points, respectively.

Total interest expense amounted to $3.9 million for the three months ended June 30, 1995, a $983 thousand or 33.7% increase in comparison to the same period in 1994. Interest expense on deposits increased $628 thousand, as the average rate on deposits increased 91 basis points and the average balance increased $4.0 million. Interest expenses on Federal Home Loan Bank of Pittsburgh ("FHLB") advances increased $288 thousand, as the average balance and average rate increased $8.0 million and 161 basis points, respectively. These increases reflect higher levels of FHLB advances to meet loan demand and the general overall market increase in interest rates over the past year. Interest expense on subordinated debt amounted to $67 thousand for the three months ended June 30, 1995 due to the issuance of $3.0 million of subordinated debentures in June 1994.

For the six months ended June 30, 1995, total interest income amounted to $13.2 million, a $2.6 million or 24.9% increase when compared to the same period in 1994. Interest income on mortgage loans increased $1.8 million, as the average balance outstanding increased $26.7 million and the average yield increased 84 basis points. Interest income on mortgage-backed securities increased $193 thousand, as the average yield increased 128 basis points, which offset a $17.1 million decrease in the average balance. Interest income on investments and other interest-earning assets increased $248 thousand, as the average balance outstanding increased 5.6 million and the average yield increased 100 basis points. Interest income on other loans increased $401 thousand as the average balance and yield on other loans increased $6.6 million and 72 basis points, respectively.

For the six months ended June 30, 1995, total interest expense amounted to $7.6 million, a $1.8 million or 31.4% increase when compared to the same period in 1994. Interest expense on deposits increased $1.1 million, as the average balance of deposits increased $3.5 million and the average rate on deposits increased 77 basis points. Interest expense on FHLB advances increased $606 thousand, as the average balance and average rate increased $8.3 million and 175 basis points, respectively. These increases reflect higher levels of FHLB advances to meet loan demand and the general overall market increase in interest rates over the past year. Interest expense on subordinated debt amounted to $133 thousand for the six months ended June 30 1995 due to the issuance of $3.0 million of subordinated debentures in June 1994.






Provision for Loan Losses

The Bank's provision for loan losses represents the charge against earnings that is required to fund the provision for loan losses. The level of the allowance for loan losses is determined by inherent risks within the Bank's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. See "Non-Performing Assets."

During the six months ended June 30, 1995, the Bank recorded a $250 thousand provision compared with $350 thousand for the comparable period in 1994, and had net charge-offs of $293 thousand during the six months ended June 30, 1995 in comparison with $673 thousand in net charge-offs during the comparable period in 1994. At June 30, 1995, the allowance for loan losses amounted to $1.5 million or .70% of total loans and 110.0% of total non-performing loans. See "Allowance for Loan Losses."

The Company's allowance for loan losses declined by $331 thousand or 18.5% from $1.8 million at June 30, 1994 to $1.5 million at June 30, 1995. The decline in such allowance reflects the decline in non-performing loans, the decline in net charge-offs and the decline in loan delinquencies during the six months ended June 30, 1995 as compared to the same period in 1994. In addition, the allowance for loan losses to total non-performing loans increased from 27.9% at June 30, 1994 to 110.0% at June 30, 1995. Nevertheless, although management utilizes its best judgement in providing for losses, there can be no assurance that the Bank will not have to increase its provision for loan losses in the future as a result of increases in non-performing loans or for other reasons. Any such increase could adversely affect the Bank's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the carrying value of its other non-performing assets. Such agencies may require the Bank to recognize additions to its allowance for losses on loans and adjust the carrying value of its REO based on their judgements about information available to them at the time of their examination.


Other Income

The following table details other income for the periods indicated.

                                                 For The Three Months       For The Six Months
                                                     Ended June 30,            Ended June 30
                                                     1995      1994            1995    1994
                                                (Dollars in Thousands)     (Dollars in Thousands)
                                                      (unaudited)               (unaudited)

Other income:
 Mortgage origination and servicing                $  195   $  167         $   402   $ 389
 Service charges on deposits                          253      206             484     398
 Gain (loss) from mortgage banking activities          29      (46)             28    (172)
 Gain (loss) from sales of securities                 ---        1             (35)    (69)
 Income (loss) on properties sold                       6       19             (18)    (18)
 Other                                                138       68             162     261
     Total other income                            $  621   $  415         $ 1,023   $ 789

Total other income amounted to $621 thousand for the three months ended June 30, 1995, an increase of $206 thousand compared with the $415 thousand in other income for the three months ended June 30, 1994. Other income for the three months ended June 30, 1995 included $195 thousand in fees from mortgage origination and servicing in comparison to $167 thousand for the same period in 1994. The increase in such fees was primarily due to increased mortgage lending activity and an increase in the portfolio of loans serviced for others from $204.4 million at June 30, 1994 to $270.2 million at June 30, 1995. Service charges on deposits increased $47 thousand for the three months ended June 30, 1995 due to higher volumes of account transactions.

Gains from mortgage banking activities were $29 thousand for the three months ended June 30, 1995 in comparison with losses of $46 thousand for the comparable period in 1994. During the three months ended June 30, 1995 the company sold $8.5 million of adjustable-rate mortgages and retained servicing on these loans. No gain or loss was recognized on this sale. There were no gains or losses from sales of securities for the three months ended June 30, 1995, in comparison with gains of $1 thousand for the comparable period in 1994. The Company may decide to sell securities from its investment and mortgage-backed securities classified as available for sale in accordance with its asset/liability strategy or in response to changes in interest rates, prepayment rates, the need to increase the Bank's regulatory capital or similar factors. The ability to recognize gains from mortgage banking activities and sales of securities is dependent on market and economic conditions and, accordingly there can be no assurance of gains in future periods or that there will not be significant inter-period variation in the results of such activities. In 1995, the Bank intends to sell substantially all residential mortgage loan originations in the secondary market or to private investors. In addition, the Bank has recently expanded its lending activities to include the origination of nonconforming paper.

Gains on properties sold was $6 thousand for the three months ended June 30, 1995, in comparison with $19 thousand in the comparable 1994 period, primarily due to declining real estate owned activities. Other income for the three months ended June 30, 1995 increased $70 thousand from the three months ended June 30, 1994 primarily due to fee income generated by the Company's subsidiary, Progress Realty Advisors, L.P.

Total other income amounted to $1.0 million for the six months ended June 30, 1995, an increase of $234 thousand from the $789 thousand recognized for the comparable 1994 period. The increase was primarily due to gains from mortgage banking activities which totalled $28 thousand for the six months ended June 30, 1995 in comparison with losses of $172 thousand for the first six months of 1994 and $35 thousand in losses from the sale of securities available for sale in 1995 in comparison with $69 thousand in losses in 1994. 1995 results also included an $86 thousand increase in service charges on deposits. Partially offsetting these increases, was a $99 thousand decrease in other income, primarily due to lower fee income generated by the Company's subsidiary, Progress Realty Advisors, L.P.





Other Expense

The following table details other expense for the periods indicated.
                                                 For The Three Months       For The Six Months
                                                     Ended June 30,            Ended June 30,
                                                     1995      1994            1995    1994
                                                (Dollars in Thousands)     (Dollars in Thousands)
                                                      (unaudited)               (unaudited)

Other expense:
 Salaries and employee benefits                   $ 1,254  $  1,056        $ 2,454   $ 2,103
 Occupancy                                            366       340            691       673
 Data processing                                      205       203            396       390
 Furniture, fixtures and equipment                    146       116            273       224
 Insurance premiums                                   257       261            515       522
 Provision for real estate owned                      331     1,489            406     1,489
 Loan and real estate owned expense, net              (92)       70            (49)      180
 Professional services                                 20       185            294       403
 Other                                                438       384            713       646
    Total other expense                           $ 2,925  $  4,104        $ 5,693   $ 6,630

Total other expense amounted to $2.9 million for the three months ended June 30, 1995, a decrease of $1.2 million from the $4.1 million recognized during the comparable 1994 period, primarily due to a $1.2 million decrease in the provision for REO. Salaries and employee benefits increased $198 thousand to $1.3 million for the three months ended June 30, 1995 in comparison with 1.1 million for the three months ended June 30, 1994 primarily due to staffing additions to support the Bank's lending initiatives and the cash out of stock options by a former executive officer. The provision for REO amounted to $331 thousand at June 30, 1995 as compared to $1.5 million for the comparable 1994 period, due to a decrease in fair value writedowns on REO in 1995. Professional services expense, which consists primarily of legal, accounting, tax and supervisory examination fees, decreased $165 thousand from $185 thousand for the three months ended June 30, 1994 to $20 thousand for the three months ended June 30, 1995 primarily due to higher legal expenses associated with loan and REO workouts in 1994 and the reimbursement of certain legal expenses in 1995. Loan and REO expense, net decreased from $70 thousand for the three months ended June 30, 1994 to $92 thousand of income for the three months ended June 30, 1995 due to the lower level of non-performing assets and positive cash flow from the operation of certain REO properties. Other miscellaneous expenses increased $54 thousand primarily due to increased advertising and postage expenses and other general and administrative expenses.

Total other expenses amounted to $5.7 million for the six months ended June 30, 1995, a decrease of $937 thousand from $6.6 million for the comparable 1994 period, primarily due to a $1.1 million decrease in provision for REO discussed above. Salaries and employee benefits increased $351 thousand for the six months ended June 30, 1995 to $2.5 million in comparison with $2.1 million for the six months ended June 30, 1994 primarily due to staffing additions to support the Bank's lending initiatives and the cash out of stock options by a former executive officer. Professional services expense decreased $109 thousand from $403 thousand for the six months ended June 30, 1995 to $294 thousand for the six months ended June 30, 1994 primarily due to a reduction in legal expenses associated with loan workouts and the reimbursement of certain legal expenses in 1995. Loan and REO expense, net decreased from $180 thousand for the six months ended June 30, 1994 to $49 thousand of income for the six months ended June 30, 1995 due to the lower level of non-performing assets and positive cash flow from the operation of certain REO properties. Other miscellaneous expenses increased $67 thousand primarily due to increased advertising and postage expenses and other general and administrative expenses.



Income Tax Expense

The Company recorded no income tax expense for the three and six months ended June 30, 1995 and June 30, 1994, respectively, due to the utilization of net operating loss carryforwards. At June 30, 1995, the Company had a net operating loss carryforward for federal income tax purposes of approximately $7.1 million, $866 thousand of which expires in 2006, $4.5 million of which expires in 2007, $654 thousand of which expires in 2008 and $1.0 million of which expires in 2009.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a prospective basis in the first quarter of 1993. Under SFAS 109, deferred income taxes are recognized in full, subject to a valuation allowance for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At June 30, 1995, the Company had a valuation allowance of $2.3 million against net deferred tax assets of $3.6 million. The amount of the valuation allowance was determined based on management's estimate of deferred tax assets that will be realized using the "more likely than not" realization criteria contained in SFAS 109 in consideration of management's projections of future taxable income.






                           FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet the funding needs of current loan demand, savings deposit withdrawals and to pay operating expenses. The Company generally has no significant source of income other than dividends from the Bank and its other subsidiaries and any fees paid by the Bank and its other subsidiaries to the Company. In April 1995, the Bank began paying a monthly management fee to the Company in order to compensate the Company for certain operating expenses. Such operating expenses consist primarily of accounting, tax, legal, transfer agent and other stockholder related expenses of the Company.

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The Bank's average liquidity ratio for the three months ended June 30, 1995 was approximately 6.78%.

The Bank monitors its liquidity in accordance with guidelines established by the Bank and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits and advances from the FHLB.

The Company's primary source of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB and sales of investment securities, loans and mortgage-backed securities. During 1994, the Company obtained additional funds through a private placement of $3.0 million of subordinated debentures, of which $2.4 million was contributed to the Bank. During the six months ended June 30, 1995 the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments and maintain its liquidity.

For the six months ended June 30, 1995, cash was provided by operating and financing activities and used in investing activities. Operating activities provided $7.8 million of cash, primarily due to sales of loans totalling $10.1 million. Investing activities used $10.3 million in cash as net originations of loans, purchases of mortgage-backed securities, and capital expenditures exceeded repayments of mortgage-backed securities and sales of investment securities. In addition, financing activities provided $5.5 million in cash due to an increase in deposits which more than offset a decrease in FHLB borrowings.

At June 30, 1995, the Bank had $19.2 million in loan commitments and $20.3 million of undisbursed loan funds. At June 30, 1995, FHLB advances which were scheduled to mature through June 30, 1996 totalled $24.4 million. The subordinated debentures are due September 30, 2004 and are not redeemable prior to July 1, 1996. At June 30, 1995, the total amount of time deposits which were scheduled to mature through June 30, 1996 totalled $116.0 million.





Management has focused considerable attention on the retention of the Bank's core deposit base, which has been impacted by increased competition for deposit funds.

The Bank's deposits are obtained primarily from residents near the Bank's six full service offices in Montgomery County, one office in Delaware County and one office in the Andorra section of Philadelphia. The Bank generally does not advertise for deposits outside of its market area and does not use brokers to solicit deposits on its behalf. The Bank has a drive-up banking facility at one of its offices and has automated teller machines ("ATM's") at all of its offices. The Bank offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits increased $8.0 million during the six months ended June 30, 1995 from $284.0 million at December 31, 1994 to $292.0 million at June 30, 1995. The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

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

The following table presents certain information regarding FHLB advances for the periods indicated.

                                                           At or For the Six Months
                                                                Ended June 30,
                                                              1995          1994
                                                            (Dollars in thousands)

     Average balance outstanding                           $ 47,802       $ 39,486
     Maximum amount outstanding at
       any month-end during the period                     $ 50,845       $ 44,958
     Weighted average interest rate during the period          6.41%          4.66%
     Weighted average interest rate at end of the period       6.42%          5.04%

The Bank continued to utilize advances from the FHLB as a source of funds to meet loan demand during the three months ended June 30, 1995. FHLB advances decreased $2.7 million to $41.4 million at June 30, 1995 from $44.1 million at December 31, 1994.

At June 30, 1995, the Bank had commitments under standby letters of credit and commercial and consumer unused lines of credit of approximately $664 thousand and $9.9 million, respectively. These commitments can be funded, if required, from the sources outlined above.


Capital Resources

The Bank is required pursuant to OTS regulations to have (i) tangible capital equal to at least 1.5% of adjusted total assets, (ii) core capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At June 30, 1995, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk-based capital at June 30, 1995:

                                                        Tangible              Core               Risk-Based
                                                        Capital      %       Capital       %      Capital      %
                                                                     (Dollars in  Thousands)

     Adjusted GAAP Capital                              $ 17,031            $ 17,031            $ 17,031
     General valuation allowance                             ---                 ---               1,459
     Unrealized loss on securities available for sale        373                 373                 373
     Goodwill                                               (164)               (164)               (164)
     Investment in joint venture                              (8)                 (8)                 (8)
     Non-qualifying deferred tax asset                      (520)               (520)               (520)
          Total                                           16,712    4.70%     16,712     4.70%    18,171      9.57%

     Minimum capital requirement                           5,339    1.50      10,678     3.00     15,196      8.00

     Regulatory  capital - excess                       $ 11,373    3.20%   $  6,034     1.70%  $  2,975      1.57%


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

At June 30, 1995, the Bank's leverage ratio was 4.70%, Tier 1 risk-based ratio was 8.80 %, total risk-based ratio was 9.57%, and tangible equity ratio was 4.70%, based on leverage capital of $16,712,000, Tier 1 capital of 16,712,000, total risk-based capital of $18,171,000 and tangible equity capital of $16,712,000, respectively. As of June 30, 1995, the Bank was classified as "adequately capitalized."

Cash and Due From Banks

Interest-bearing deposits in other banks totalled $3.8 million at June 30, 1995 in comparison with $311 thousand at December 31, 1994. At June 30, 1995, the Bank also had $7.4 million in cash and non-interest bearing deposits in other banks compared with $7.8 million at December 31, 1994.


Investment Securities

The Bank is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Bank utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $30 thousand of such securities on its books at June 30, 1995.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated.

                                                        At June 30, 1995
                                                      Gross        Estimated
                                       Amortized    Unrealized       Fair       Carrying
                                       Cost (1)       Losses         Value       Value
                                                     (Dollars in Thousands)
     Available for sale:
     U.S. agency obligations           $  4,998     $  (99)      $  4,899      $  4,899
     Equity investments                      30         ---            30            30
      Total  available for sale           5,028        (99)         4,929         4,929

     Held to maturity:
     FHLB stock, pledged               $  2,444     $   ---      $  2,444      $   2,444
     U.S. agency obligations             10,543        (164)       10,379         10,543
      Total  held to maturity            12,987        (164)       12,823         12,987


                                                        At December 31, 1994
     Available for sale:
     U.S. agency obligations            $  4,999     $ (402)     $  4,597     $  4,597
     Equity investments                       30         ---           30           30
      Total available for sale          $  5,029     $ (402)     $  4,627     $  4,627

     Held to maturity:
     FHLB stock, pledged               $   2,302     $   ---     $  2,302     $   2,302
     U.S. agency obligations              10,564        (939)       9,625        10,564
       Total held to maturity          $  12,866     $  (939)    $ 11,927     $  12,866



The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 1995 are as follows:

                                                 Available for sale                 Held to maturity
                                                Amortized   Estimated             Amortized   Estimated
                                                Cost (1)    Fair Value             Cost(1)    Fair Value
                                                                 (Dollars in Thousands)

     Due after one year through five years      $ 4,000    $  3,904             $   1,000    $     973
     Due after five years through ten years         998        995                  7,543        7,423
     Due after ten years                            ---        ---                  2,000        1,983
     No stated maturity                              30         30                  2,444        2,444
      Total  investment securities              $ 5,028    $ 4,929              $  12,987    $  12,823

(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

There were no sales of investment securities available for sale during the three months ended June 30, 1995.


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

                                                           At June 30, 1995

                                                      Gross       Gross      Estimated
                                        Amortized  Unrealized   Unrealized     Fair      Carrying
                                         Cost (1)     Gains       Losses       Value      Value
                                                          (Dollars in Thousands)
     Available for sale:
     GNMA pass-through certificates    $   3,678   $    31   $      (1)   $   3,708    $   3,708
     FNMA pass-through certificates        1,053       ---         (40)       1,013        1,013
     FHLMC pass-through certificates       3,277       ---        (102)       3,175        3,175
     Non-agency pass-through
       certificates                        2,560       ---          (1)       2,559        2,559
     FHLMC collateralized
       mortgage obligations                3,003       ---         (78)       2,925        2,925
     Non-agency collateralized
       mortgage obligations                1,995       ---         (83)       1,912        1,912
         Total available for sale      $  15,566   $    31   $    (305)   $  15,292    $  15,292

               Held to maturity:
     GNMA pass-through certificates    $  27,913   $   ---   $    (845)   $  27,068    $  27,913
     FNMA pass-through certificates       20,330       ---        (496)      19,834       20,330
     FHLMC pass-through certificates      39,497       ---        (761)      38,736       39,497
         Total held to maturity        $  87,740   $   ---   $  (2,102)   $  85,638    $  87,740


                                                           At December 31, 1994

                                                      Gross       Gross      Estimated
                                        Amortized  Unrealized   Unrealized     Fair      Carrying
                                         Cost (1)     Gains       Losses       Value      Value
                                                          (Dollars in Thousands)
     Available for sale:
     GNMA pass-through certificates    $     227   $   ---     $      (8) $     219    $     219
     FNMA pass-through certificates        1,098       ---           (84)     1,014        1,014
     FHLMC pass-through certificates       3,429       ---          (274)     3,155        3,155
     FHLMC collateralized
        mortgage obligations               3,003       ---           (78)     2,925        2,925
     Non-agency collateralized
        mortgage obligations               1,995       ---          (205)     1,790        1,790
         Total available for sale      $   9,752   $   ---     $    (649) $   9,103    $   9,103

     Held to maturity:
     GNMA pass-through certificates    $  29,325   $   ---     $  (2,246)  $ 27,079    $  29,325
     FNMA pass-through certificates       21,577       ---        (1,645)    19,932       21,577
     FHLMC pass-through certificates      42,771       ---        (2,677)    40,094       42,771
         Total held to maturity        $  93,673   $   ---     $  (6,568)  $ 87,105    $  93,673

(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.




Mortgage-backed securities increase the credit quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. The mortgage-backed securities portfolio contains no speculative derivative securities at June 30, 1995. In addition, since August 1992, the Bank has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Bank's asset/ liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Bank's regulatory capital or similar factors.

Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level yield method. Mortgage-backed securities that are held for an indefinite period of time are classified as available for sale and are carried at fair value pursuant to SFAS 115, which was adopted by the Company in the first quarter of 1994. Mortgage- backed securities are classified as available for sale primarily based on the yield and duration of specific investments. The fixed rate balloons and collateralized mortgage obligations held by the Bank approximate the duration of the type of loan the Bank originates and therefore, such securities may be sold to allow for additional loan growth and/or other asset/liability management strategies. There were no sales of mortgage-backed securities classified as available for sale during the three months ended June 30, 1995.

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







Loan Portfolio

The Bank's net loan portfolio, including loans held for sale, totalled $205.9 million at June 30, 1995 or 57.8% of its total assets, a decrease of $257 thousand or 1.2% from the $206.1 million outstanding at December 31, 1994. The following table depicts the composition of the Bank's loan portfolio at the dates indicated.

                                            June 30, 1995       December 31, 1994
                                          Amount     Percent    Amount    Percent
                                                   (Dollars in Thousands)

Real estate loans:
 Single family residential (1)        $   92,054      44.40%  $  99,917     48.12%
 Commercial real estate (2)               74,535      35.95      71,273     34.33
 Construction                              7,144       3.45       5,379      2.59
 Total real estate loans                 173,733      83.80     176,569     85.04

Commercial business loans                 12,428       5.99      12,005      5.78

Consumer loans:
 Home equity and lines of credit          19,436       9.38      17,927      8.64
 Other                                     1,728        .83       1,124       .54
 Total consumer loans                     21,164      10.21      19,051      9.18

     Total loans                         207,325     100.00%    207,625    100.00%

Allowance for possible loan losses        (1,459)                (1,502)

     Net loans                        $  205,866              $ 206,123


(1) Includes $1.3 million and $351 thousand of loans held for sale at June 30, 1995 and December 31, 1995, respectively. (2) Includes $15.0 million and $18.6 million of multi-family residential loans at June 30, 1995 and December 31, 1994, respectively.

Loans Held For Sale

At June 30, 1995, the Bank had $1.3 million of fixed-rate residential loans held for sale in comparison with $351 thousand at December 31, 1994.






                             NON-PERFORMING ASSETS


General

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more past due and REO, increased dramatically in 1990 and 1991, and reached $50.6 million at March 31, 1992. Such increases were to a great extent the result of a deterioration in the economy and in particular decreases in the market values of real estate which secured the Bank's loans. As a result of certain steps taken by the Bank, total non-performing assets have been substantially reduced, and amounted to $5.1 million at June 30, 1995. The Bank's future results of operations will be affected by its ability to continue to reduce the $5.1 million of non-performing assets without incurring additional losses.

The accrual of interest on commercial and mortgage loans is generally discontinued when loans become 90 days past due and when, in management's judgement, it is determined that a reasonable doubt exists as to its collectibility. The accrual of interest is also discontinued on residential and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by real estate with a loan to value less than 80% where the accrual of interest ceases at 180 days. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent, unless secured by real estate and meeting the above-mentioned criteria. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received. A loan remains on non-accrual status until the factors which indicate doubtful collectibility no longer exist, or the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

Real estate acquired in partial or full satisfaction of loans is recorded at the lower of cost (recorded balance of loan at foreclosure plus foreclosure costs) or fair value through a charge to the allowance for loan losses and the lower of this new cost basis or fair value less estimated costs to sell thereafter. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are only capitalized when carrying value does not exceed fair value. The interest costs relating to the development of real estate are capitalized. Gains on the sale of real estate are recognized upon disposition of the property and losses are charged to operations as incurred.



The following table details the Bank's non-performing assets at the dates indicated:

                                           June 30,    December 31,    June 30,
                                             1995          1994           1994
                                                  (Dollars in Thousands)

 Loans accounted for on a
   non-accrual basis (1)                $    1,326       $ 4,369      $   6,353
 Accruing loans 90 or
   more days past due                          ---           182             58
   Total non-performing loans                1,326         4,551          6,411
 REO, net of related reserves                3,729         4,534          6,023
   Total non-performing assets          $    5,055       $ 9,085      $  12,434

 Non-performing loans as a
   percentage of total loans                  0.64%         2.19%          3.39%

 Non-performing assets as a
   percentage of total assets                 1.42%         2.61%          3.70%

(1) Includes $73 thousand, $326 thousand and $455 thousand of loans which were considered troubled debt restructurings as of June 30, 1995,December 31, 1994 and June 30, 1994, respectively.

Non-performing assets decreased $4.0 million to $5.1 million at June 30, 1995 from $9.1 million at December 31, 1994. This decrease primarily resulted from the restructuring of a large commercial real estate loan. The $2.9 million loan, which was over 120 days delinquent as of December, 31, 1994, was originated in 1987 for the construction of a three- story restaurant and catering facility located in Voorhees, New Jersey. The loan converted to a permanent loan and matured on September 30, 1992. In May 1995, in accordance with an order of the bankruptcy court, the Company restructured the loan for a two-year term at a premium to the Company's designated prime lending rate, the borrower paid in advance seven months of debt service payments (five of which are being held in escrow), and, as a result, the loan has been returned to accruing status.

The $1.3 million of non-accrual loans at June 30, 1995 consisted of $1.0 million of loans secured by single-family residential property, $9 thousand of commercial business loans and $287 thousand of consumer loans. The $3.7 million of REO at June 30, 1995 consisted primarily of a medical office building located in the Bronx, New York with an aggregate carrying value of $3.1 million which is net of $10.4 million in charge-offs. The Bank has entered into an agreement to sell its REO property located in the Bronx for $3.2 million. The sale required a $331 thousand REO provision in the second quarter and is expected to close prior to year end. At June 30, 1995, the medical office building was 68% leased and covering operating expenses. Furthermore, at June 30, 1995, REO also included four single-family residences with an aggregate carrying value of $369 thousand and $256 thousand of undeveloped residential property. With the exception of the medical office building, all of the Bank's REO consists of properties located within the Bank's primary market area.






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

The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by delinquent loans at the dates indicated:

                                     June 30,         December 31,          June 30,
                                      1995               1994                 1994
                                Amount   Percent    Amount   Percent     Amount   Percent
                                                 (Dollars in Thousands)


Delinquencies:
  30 to 59 days             $      861    .4 %     $    719     .4 %   $   1,607    .9 %
  60 to 89 days                  1,314    .6 %          282     .1 %         835    .4 %
  90 or more days and
     non-accrual loans (1)       1,326    .7 %         4,55    2.2 %       6,411   3.4 %
         Total              $    3,501   1.7 %     $  5,552    2.7 %   $   8,853   4.7 %


(1)Includes $0, $182 thousand and $58 thousand of loans that were accruing interest at June 30, 1995, December 31, 1994 and June 30, 1994, respectively.


Allowance for Loan Losses

The following table details the Bank's allowance for loan losses for the periods indicated:
                                                      At or                         At or
                                               For the Three Months           For the Six Months
                                                  Ended June 30,                 Ended June 30,
                                                 1995        1994               1995        1994
                                              (Dollars in thousands)         (Dollars in thousands)

Average loans outstanding                    $  213,222    $ 183,845        $  211,828   $ 178,489

Balance beginning of period                  $    1,611    $   2,130        $    1,502   $   2,113

Charge-offs:
 Residential real estate                              9          ---                 9         ---
 Consumer                                            17          ---                17          18
 Commercial                                         281          647               281         724
     Total charge-offs                              307          647               307         742

Recoveries:
 Real estate construction                             1            2                 1          62
 Consumer                                             4            5                10           7
 Commercial                                         ---          ---                 3         ---
     Total recoveries                                 5            7                14          69

Net charge-offs                                     302          640               293         673

Additions charged to operations                     150          300               250         350

Balance at end of period                     $    1,459    $   1,790        $    1,459   $   1,790
Ratio of net charge-offs during the period to
  average loans outstanding during the period       .14%         .35%              .14%        .38%

Ratio of allowance for loan losses to non-
  performing loans at end of period              110.03%       27.92%           110.03%      27.92%

An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. The allowance for possible loan losses is based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case the allowance for loan losses is based on fair value. Management's periodic evaluation is based upon examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations.



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

None


Item 3.  Defaults upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held April 25, 1995 for the following purposes:
     1) To elect three directors for a term of three years
        (William O. Daggett, Jr, Joseph R. Klinger, William L. Mueller)
     2) To ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ending December 31, 1995.
Both proposals were adopted by the Company's stockholders as follows:
     1) Election of Directors         For        Against    Abstain/Not Voted
        William O. Daggett, Jr.     2,418,899     16,801       839,300
        Joseph R. Klinger           2,418,899     16,801       839,300
        William L. Mueller          2,418,899     16,801       839,300
     2) Ratify appointment of
         Coopers & Lybrand L.L.P.   2,417,849      5,351       851,800

Item 5.  Other Information

     On May 24, 1995 the Company and the Bank entered into a definitive agreement whereby the Bank will merge with another, locally based, depository institution. In connection with this transaction, the Company will raise additional capital through a common stock offering. The transaction requires approval from the stockholders of the respective Companies and regulatory bodies.

     On July 17, 1995 the Company acquired a majority interest in Quaker State Financial Corporation which is engaged in the equipment leasing business.

Item 6.  Exhibits and Reports on Form 8-K

     On May 26, 1995 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 the execution of the definitive agreement referenced above.

     27.1 Financial Data Schedule




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Progress Financial Corporation


 August 14, 1995                             /s/W. Kirk Wycoff
   Date                                      W. Kirk Wycoff, Chairman,
                                             President and Chief Executive
                                             Officer


 August 14, 1995                             /s/Peter J. Meier
   Date                                      Peter J. Meier, Vice President
                                             and Corporate Controller
                                             (Principal Accounting Officer)