Form 10-Q
period 1995-09-30
PROGRESS FINANCIAL CORP
filed 1995-11-09
CIK 790183

Securities and Exchange Commission
                              Washington, D.C. 20549

                                     Form 10-Q

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarter ended September 30, 1995.

                                          OR

[     ] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act  of 1934 for the transition period from ________ to _____.

                        Commission File Number: 0-14815


                         Progress Financial Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                                    23-2413363
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)


Plymouth Meeting Executive Campus
600 West Germantown Pike
Plymouth Meeting, Pennsylvania                    19462-1060
(address of principal executive offices           (Zip Code)

Registrant's telephone number, including area code:         (610) 825-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($1.00 par value)                        3,280,000
          Title of Each Class                   Number of Shares Outstanding
                                                  as of November 7, 1995

                    Progress Financial Corporation
                          Table of Contents



                          PART I - Financial Information
                                                                            Page

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          September 30, 1995 (unaudited) and December 31, 1994.................3

          Consolidated Statements of Operations for the three
          and nine months ended September 30, 1995 and 1994 (unaudited)........4

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1995 and 1994 (unaudited)........................5

          Notes to Consolidated Financial Statements (unaudited)...............7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations (unaudited)................................9




                         PART II - Other Information


Item 1.   Legal Proceedings...................................................29

Item 2.   Changes in Securities...............................................29

Item 3.   Defaults upon Senior Securities.....................................29

Item 4.   Submission of Matters to a Vote of Security Holders.................29

Item 5.   Other Information...................................................29

Item 6.   Exhibits and Reports on Form 8-K....................................29


          Signatures..........................................................30















PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition
                                                     September 30,  December 31,
                                                         1995           1994
                                                       (Dollars in Thousands)
                                                      (unaudited)
Assets
Cash and due from banks:
  Interest bearing                                       $    168      $    311
  Non-interest bearing                                      6,127         7,764
Investment securities:
  Available for sale at fair value
  (amortized cost: $7,029 in 1995
   and $5,029 in 1994)                                      6,936         4,627
  Held to maturity
  (fair value: $12,757 in 1995 and
   $11,928 in 1994)                                        12,918        12,866
Mortgage-backed securities:
  Available for sale at fair value
  (amortized cost: $15,774 in 1995
   and $9,752 in 1994)                                     15,530         9,103
  Held to maturity
  (fair value: $82,519 in 1995
   and $87,105 in 1994)                                    84,476        93,673
Loans                                                     212,165       207,274
  Less: allowance for loan losses                          (1,556)       (1,502)
        Net loans                                         210,609       205,772
Loans held for sale
(fair value: $2,139 in 1995 and $361 in 1994)               2,139           351
Real estate owned, net                                      3,479         4,534
Premises and equipment                                      5,275         1,909
Accrued interest receivable                                 2,460         2,210
Other assets                                                6,599         5,069
        Total assets                                     $356,716      $348,189

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                               $288,883      $283,958
  Advances from the Federal Home Loan Bank                 44,950        44,052
  Subordinated debt                                         3,000         3,000
  Advance payments by borrowers for taxes and insurance     1,400         2,352
  Accrued interest payable                                  1,238           588
  Other liabilities                                         2,371         1,218
        Total liabilities                                 341,842       335,168

Stockholders' equity:
  Serial preferred stock - 1,000,000 shares
  authorized but unissued                                     ---           ---
  Junior participating preferred stock - $ .01 par
    value - 1,010 shares authorized but unissued              ---           ---
  Common stock - $1 par value; 6,000,000 shares
    authorized; 3,280,000 and 3,275,000 shares
    issued and outstanding at September 30, 1995 and
    December 31, 1994, respectively                         3,280         3,275
  Capital surplus                                          15,706        15,706
  Retained earnings (deficit)                              (3,775)       (4,909)
  Unrealized loss on securities available for sale           (337)       (1,051)
        Total stockholders' equity                          4,874        13,021
        Total liabilities and stockholders' equity       $356,716      $348,189

See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________

Consolidated Statements of Operations

                                For The Three Months       For The Nine Months
                                 Ended September 30,       Ended September 30,
                                  1995          1994         1995          1994
                               (Dollars in Thousands)     (Dollars in Thousands)
                                    (unaudited)                (unaudited)
Interest income:
  Loans, including fees         $4,712        $3,911      $13,905       $10,924
  Mortgage-backed securities     1,675         1,716        5,025         4,873
  Investment securities            312           343          850           675
  Other                             27            11          104            46
     Total interest income       6,726         5,981       19,884        16,518

Interest expense:
  Deposits                       3,171         2,558        9,077         7,398
  Advances from the Federal
    Home Loan Bank                 695           648        2,214         1,560
  Subordinated debt                 69            67          202            67
     Total interest expense      3,935         3,273       11,493         9,025
Net interest income              2,791         2,708        8,391         7,493
Provision for loan losses          100            56          350           406
Net interest income after
  provision for loan losses      2,691         2,652        8,041         7,087

Other income:
  Mortgage origination
    and servicing                  183           211          585           600
  Service charges on deposits      253           199          737           597
  Gain (loss) from mortgage
    banking activities              18             1           46          (171)
  Gain (loss) from sales
    of securities                  ---           (55)         (35)         (124)
  Income (loss) on properties
    sold                           (16)          (42)         (34)          (60)
  Other                            379           139          541           400
     Total other income            817           453        1,840         1,242

Other expense:
  Salaries and employee
    benefits                     1,241         1,125        3,695         3,228
  Occupancy                        346           321        1,037           994
  Data processing                  216           221          612           611
  Furniture, fixtures, and
    equipment                      145           138          418           362
  Insurance premiums               251           264          766           786
  Provision for real estate owned   49            52          455         1,541
  Loan and real estate
    owned expense, net              84           121           35           301
  Professional services            162           190          456           593
  Other                            560           331        1,273           977
     Total other expense         3,054         2,763        8,747         9,393

Income (loss) before
  income taxes                     454           342        1,134        (1,064)
Income tax expense                 ---           ---          ---           ---
Net income (loss)              $   454        $  342      $ 1,134      $ (1,064)

Earnings (loss) per share:
  Primary earnings (loss)      $   .13        $  .10      $   .33      $   (.32)
  Fully diluted
    earnings (loss)            $   .13        $  .10      $   .33      $   (.32)

Weighted average number of
  shares outstanding:
  Primary                    3,394,869     3,275,000    3,385,693     3,275,000
  Fully diluted              3,401,357     3,275,000    3,388,689     3,275,000

See Notes to Consolidated Financial Statements.



PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________
Consolidated Statements of Cash Flows


                                                       For The Nine Months
                                                       Ended September 30,
                                                       1995           1994
                                                      (Dollars in Thousands)
                                                           (unaudited)
Cash flows from operating activities:
  Net income (loss)                                 $ 1,134       $ (1,064)
  Add (deduct) items not affecting cash flows
    from operating activities:
    Depreciation and amortization                       425            403
    Provision for real estate owned                     455          1,541
    Provision for loan losses                           350            406
    Capitalized interest on real estate owned           ---            (11)
    (Gain) loss from loan sales and securitizations     (18)           171
    Loss from sales of securities available for sale     35            124
    Loss on properties sold                              34             60
    Amortization of deferred loan fees                 (414)          (419)
    Amortization of premiums/accretion
      of discounts on securities                        429          1,833
  Originations and purchases of loans held
    for sale                                         (7,391)       (14,742)
  Sales of loans                                     13,648         33,144
  (Increase) decrease in accrued interest
    receivable                                         (250)           426
  (Increase) decrease in other assets                (1,530)         1,157
  Increase in other liabilities                       1,153          2,212
  Increase in accrued interest payable                  650            450
Net cash flows provided by operating activities       8,710         25,691

                                                                (continued)

See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

Consolidated Statements of Cash Flows (continued)

                                                       For The Nine Months
                                                       Ended September 30,
                                                       1995           1994
                                                      (Dollars in Thousands)
                                                           (unaudited)

Cash flows from investing activities:
  Capital expenditures                             $ (3,791)      $   (390)
  Purchases of mortgage-backed securities
    held to maturity                                    ---        (13,368)
  Repayments on mortgage-backed securities
    held to maturity                                  8,795         20,000
  Repayments on mortgage-backed securities
   available for sale                                 1,053          3,633
  Purchases of mortgage-backed securities
    available for sale                               (7,072)       (13,187)
  Sales of mortgage-backed securities
    available for sale                                  ---         16,786
  Net increase in loans                             (13,037)       (41,362)
  Purchases of investments held to maturity            (831)       (10,893)
  Purchases of investments available for sale        (2,998)        (9,023)
  Proceeds from sales of investments available
    for sale                                            965          3,945
  Maturities of investments held to maturity            747          1,126
  Proceeds from sales of real estate owned            1,437          6,929
  Net decrease in investments/advances to
    affiliates and joint ventures                       ---            254
  Advances for construction of real estate owned       (634)          (949)
Net cash flows used in investing activities         (15,366)       (36,499)

Cash flows from financing activities:
  Net (decrease) increase in demand,
    NOW and saving deposits                          (2,402)            49
  Net increase in time deposits                       7,327          3,385
  Net increase in advances from
    the Federal Home Loan Bank                          898          9,857
  Net decrease in advance payments by borrowers
    for taxes and insurance                            (952)        (1,066)
  Net proceeds from issuance of subordinated debt       ---          3,000
  Net proceeds from issuance of common stock              5            ---
Net cash flows provided by financing activities       4,876         15,225

Net (decrease) increase  in cash and
  cash equivalents                                   (1,780)         4,417
Cash and cash equivalents:
  Beginning of year                                   8,075          4,204
  End of period                                    $  6,295       $  8,621

Supplemental disclosures:
  Non-monetary transfers:
    Net conversion of loans receivable to
      real estate owned                            $    237       $    496
       Securitization of mortgage loans
         into mortgage-backed securities           $    241       $ 24,979

  Cash payments for:
    Interest                                       $ 10,843       $  8,587


See Notes to Consolidated Financial Statements.








PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 1995 and 1994 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1994 Annual Report and Form 10-K. Prior period amounts have been reclassified when necessary to conform with current period classifications. The Company's principal subsidiary is Progress Federal Savings Bank (the "Bank").

     The year end consolidated statement of financial condition was derived from the Company's 1994 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2) In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires adjustment to the carrying value of a loan through the provision for credit losses when it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. SFAS 114 was subsequently amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS 118") to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The adoption of SFAS 114 and SFAS 118 in the first quarter of 1995 resulted in the identification of impaired loans which amounted to $2.9 million with a related allowance for loan losses of $4 thousand. As of September 30, 1995, the Company had no impaired loans, as defined under SFAS 114.

     Also, in May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires debt and equity securities to be classified in one of three categories and to be accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are reported at fair value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading securities are classified as "securities available for sale" and reported at fair value with unrealized gains and losses excluded from earnings, but reported as a separate component of stockholders' equity. The Company adopted SFAS 115 in the first quarter of 1994. The cumulative effect of adopting SFAS 115 on January 1, 1994 resulted in a $61 thousand reduction in stockholders' equity for unrealized losses on mortgage-backed securities and investments classified as available for sale of $46 thousand and $15 thousand, respectively. As of September 30, 1995, stockholders' equity was reduced by $337 thousand for unrealized losses on mortgage-backed securities and investments classified as available for sale of $244 thousand and $93 thousand, respectively.

     In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans" ("SFAS 122").
     SFAS 122, which is effective for the years beginning after December 15, 1995, will require the Company, which serves mortgage loans for others in return for servicing fees, to recognize these servicing rights as assets, regardless of how such assets were acquired. Additionally, the Company would be required to assess the fair value of these assets at each reporting date to determine any potential impairment. Management of the Company has not yet completed an analysis of the effects this pronouncement will have on its results of operations or financial position.










PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


On August 7, 1995, the Federal Deposit Insurance Corporation ("FDIC") approved a final rule regarding deposit insurance premiums. The final rule will reduce deposit insurance premiums for Bank Insurance Fund ("BIF") member institutions from 23 to 4 points for institutions in the lowest risk category, while holding deposit insurance premiums for Savings Association Insurance Fund ("SAIF") members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the September 30, 1995 premium assessment. Accordingly, in the absence of further legislative action, SAIF members such as the Bank will be competitively disadvantaged as compared to commercial banks by the resulting premium differential.

A number of proposals have recently been introduced in Congress in order to address the disparity in commercial bank and thrift deposit insurance premiums. On September 19, 1995, legislation was approved by the House Banking Committee that would, among other things: (i) impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of at least approximately 85 basis points on all assessable deposits, which assessment would be due as of January 1, 1996, (ii) spread the responsibility for Financing Corporation interest payments across all FDIC-insured institutions on a pro rata basis, subject to certain exceptions,
(iii) make SAIF member institutions subject to the same deposit insurance premium schedule as is applicable to BIF member institutions, upon recapitalization of the SAIF, (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998, (v) require federal savings associations to convert to state or national bank charters by January 1, 1998, (vi) require savings associations to divest of any activities not permissible for commercial banks within five years, (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to fully recapture into income their accumulated bad-debt reserves, (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations) and (ix) abolish the Office of Thrift Supervision ("OTS") and transfer the OTS' regulatory authority to the other federal banking agencies. The proposed legislation would also provide that any savings association that would become undercapitalized under the FDIC's prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF.

The Senate Banking Committee approved similar legislation at its meeting held on September 20, 1995. The Senate proposal would also impose a one-time special assessment on savings associations in order to recapitalize the SAIF, and includes provisions similar to certain of the other provisions contained in the House Legislation. Unlike the House legislation, however, the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters.

While the outcome of the proposed legislation cannot be predicted with certainty, it is likely that some kind of legislative or regulatory action will be undertaken that will impact the Bank's insured deposits. A one-time special assessment of 85 basis points would result in the Bank paying approximately $2.3 million, net of related tax benefits, if any. In addition, the enactment of such legislation may have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the special assessment. As of September 30, 1995, after giving effect to the payment and deduction of an 85 basis point special assessment, the Bank's tangible, core and risk-based capital ratios would have amounted to, on a pro forma basis, approximately 4.13%, 4.13%, and 8.18%, respectively.

In light of the different proposals currently under consideration and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would imposed on the Bank.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 1995 data.

                                       SUMMARY

The Company recorded net income of $454 thousand or $.13 per share for the three months ended September 30, 1995 in comparison with net income of $342 thousand or $.10 per share for the three months ended September 30, 1994. Return on average stockholders' equity was 12.35% and return on average assets was .51% for the three months ended September 30, 1995 compared to 10.56% and .39%, respectively, for the three months ended September 1994.

For the nine months ended September 30, 1995, the Company had net income of $1.1 million or $.33 per share in comparison with a net loss of $1.1 million or $.32 per share for the nine months ended September 30, 1994. Return (loss) on average stockholders' equity was 10.80% and return (loss) on average assets was .43% for the nine months ended September 30, 1995 compared to (10.26)% and (.42)%, respectively, for the nine months ended September 30, 1994.

Net interest income was $2.8 million and $2.7 million for the three months ended September 30, 1995 and 1994, respectively. Operating results for the three months ended September 30, 1995 and 1994 included $100 thousand and $56 thousand, respectively, in provision for losses on loans. Other income for the three months ended September 30, 1995 included gains of $18 thousand from mortgage banking activities compared to gains of $1 thousand for the three months ended September 30, 1994. Other expense totalled $3.1 million for the three months ended September 30, 1995 in comparison with $2.8 million for the same period in 1994, primarily due to increased salaries and employee benefits expense and other miscellaneous expenses.

For the nine months ended September 30, 1995, net interest income was $8.4 million in comparison with $7.5 million for the nine months ended September 30, 1994. Operating results for the nine months ended September 30, 1995 and 1994 included $350 thousand and $406 thousand, respectively, in provision for losses on loans. Gains from mortgage banking activities totalled $46 thousand for the nine months ended September 30, 1995 in comparison with losses of $171 thousand for the nine months ended September 30, 1994. Other expenses totalled $8.7 million for the nine months ended September 30, 1995 in comparison with $9.4 million for the same period in 1994, primarily due to a $1.1 million decrease in the provision for real estate owned ("REO").

On July 17, 1995 the Company acquired a majority interest in Quaker State Financial Corporation which is engaged in the equipment leasing business.

In November 1994, the Company received final approval from the Office of Thrift Supervision ("OTS") to open a retail branch office in Paoli, Pennsylvania. The Company commenced operations at this location in September 1995.

On June 30, 1994, the Company completed the sale of $3.0 million in subordinated debentures in a private placement. Twelve units were sold, with each unit consisting of $250 thousand in principal amount of 8.25% subordinated notes due 2004 and warrants to purchase 25,000 shares of common stock. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $6.00. The warrants are not exercisable until the earlier to occur of May 31, 1996 or the effectiveness of the Common Stock Registration Statement. The warrants are exercisable subsequent thereto, in whole or in part, at any time prior to June 30, 1999. Interest on the subordinated debentures is payable quarterly. The subordinated debentures are due June 30, 2004 and are not redeemable prior to July 1, 1996. The Company made a $2.4 million capital contribution to the Bank from the proceeds.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


RESULTS OF OPERATIONS

Net Interest Income

For the three months ended September 30, 1995, net interest income amounted to $2.8 million in comparison with $2.7 million for the same period in 1994.
Net interest income for the three months ended September 30, 1995 was positively impacted by a $5.1 million increase in average interest-earning assets, while average interest-bearing liabilities increased $2.2 million.
The interest rate spread decreased 3 basis points for the three months ended September 30, 1995 compared to the same period in 1994, due to an 81 basis point increase in the average rate on interest-bearing liabilities which was partially offset by a 78 basis point increase in the average yield on interest-earning assets.

For the nine months ended September 30, 1995, net interest income amounted to $8.4 million in comparison with $7.5 million for the same period in 1994.
Net interest income for the nine months ended September 30, 1995 was positively impacted by a $16.2 million increase in average interest-earning assets, while average interest-bearing liabilities increased $10.6 million. In addition, the interest rate spread increased 9 basis points for the nine months ended September 30, 1995 compared to the same period in 1994, due to a 101 basis point increase in the average yield on interest-earning assets which was partially offset by a 92 basis point increase in the average rate on interest-bearing liabilities.

Net interest income is affected by the interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, as well as by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-rate sensitive liabilities exceed interest-rate sensitive assets (a negative gap), the net interest margin (net interest income divided by average interest-earning assets) will generally be negatively affected during periods of increasing interest rates and will generally be positively affected during periods of decreasing interest rates. Where interest-rate sensitive assets exceed interest-rate sensitive liabilities (a positive gap), the net interest margin is positively affected during periods of increasing interest rates and negatively affected during periods of decreasing interest rates.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income on interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.
For the purposes of this table, non-accrual loans have been included in the appropriate average balance category, but accrued interest on non-accrual loans has not been included for purposes of determining interest income.

                                              For The Three Months Ended September 30,
                                               1995                               1994
                                                        (Dollars in Thousands)

                                    Average                Yield/      Average                Yield/
                                    Balance    Interest    Rate<1>     Balance    Interest    Rate<F1>
Interest-earning assets:
  Mortgage loans <F2>              $175,281      $3,891    8.81%      $166,404      $3,247    7.74%
  Mortgage-backed securities <F2>   102,346       1,674    6.49        110,753       1,716    6.15
  Other loans                        35,223         822    9.26         29,101         664    9.05
  Investment securities and other
    interest-earning assets <F3>     20,371         339    6.60         21,904         354    6.41
    Total interest-earning assets   333,221      $6,726    8.01%       328,162      $5,981    7.23%

Non-interest-earning assets          20,679                             18,329

    Total assets                   $353,900                           $346,491

Interest-bearing liabilities:
  Interest-bearing deposits:
    NOW and Super NOW              $ 28,004      $  198    2.81%      $ 21,426      $  136    2.52%
    Money market accounts            32,691         255    3.09         39,625         284    2.84
    Passbook and statement savings   27,392         199    2.88         28,538         212    2.95
    Time deposits                   179,519       2,519    5.57        168,233       1,926    4.54
      Total interest-bearing
        deposits                    267,606       3,171    4.70        257,822       2,558    3.94
  Advances from the Federal
    Home Loan Bank                   43,587         695    6.33         51,194         648    5.02
  Subordinated debt                   3,000          69    9.13          3,000          67    8.86
      Total interest-bearing
        liabilities                 314,193      $3,935    4.97%       312,016      $3,273    4.16%

Non-interest-bearing liabilities     25,125                             21,621

      Total liabilities             339,318                            333,637

Stockholders' equity                 14,582                             12,854

      Total liabilities and
        stockholders' equity       $353,900                           $346,491

Net interest income; interest
  rate spread <F4>                               $2,791    3.04%                    $2,708    3.07%

Net interest margin <F4>                                   3.32%                              3.27%

Average interest-earning assets
  to average interest-bearing
  liabilities                                            106.06%                            105.17%


<F1>  As adjusted for fees treated as adjustments to loan yields.
<F2>  Includes mortgage loans held for sale and mortgage-backed securities classified as available for sale.
<F3>  Includes investment securities classified as available for sale.
<F4>  Interest rate spread represents the difference between the weighted average yield on interest-earnings assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income divided by average interest-earning assets.
</F>

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________

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

                                              For The Nine Months Ended September 30,
                                               1995                               1994
                                                        (Dollars in Thousands)
                                    Average                Yield/      Average    Yield/
                                    Balance    Interest    Rate<F1>    Balance    Interest    Rate<F1>
Interest-earning assets:
  Mortgage loans <F2>              $178,128    $ 11,570      8.68%    $157,409    $  9,147      7.77%
  Mortgage-backed securities<F2>    101,793       5,025      6.60      115,968       4,873      5.62
  Other loans                        33,252       2,335      9.39       26,804       1,778      8.87
  Investment securities and other
    interest-earning assets<F3>      19,577         954      6.52       16,351         720      5.89
    Total interest-earning assets   332,750     $19,884      7.99%     316,532     $16,518      6.98%

Non-interest-earning assets          18,474                             21,439

    Total assets                   $351,224                           $337,971

Interest-bearing liabilities:
  Interest-bearing deposits:
  NOW and Super NOW                $ 26,558     $   549      2.76%    $ 20,733     $   372      2.40%
  Money market accounts              33,522         778      3.10       42,746         873      2.73
  Passbook and statement savings     27,396         599      2.92       27,635         609      2.95
  Time deposits                     176,074       7,151      5.43      166,794       5,544      4.44
    Total interest-bearing
      deposits                      263,550       9,077      4.60      257,908       7,398      3.83
  Advances from the Federal
    Home Loan Bank                   46,382       2,214      6.38       43,408       1,560      4.80
  Subordinated debt                   3,000         202      9.00        1,022          67      8.77
    Total interest-bearing
      liabilities                   312,932     $11,493      4.91%     302,338     $ 9,025      3.99%

Non-interest-bearing liabilities     24,255                             21,763

    Total liabilities               337,187                            324,101

Stockholders' equity                 14,037                             13,870

    Total liabilities and
      stockholders' equity         $351,224                           $337,971

Net interest income;
  interest rate spread<F4>                      $ 8,391      3.08%                 $ 7,493      2.99%

Net interest margin<F4>                                      3.37%                              3.17%

Average interest-earning assets
  to average interest-bearing
  liabilities                                              106.33%                            104.69%

<F1>  As adjusted for fees treated as adjustments to loan yields.
<F2>  Includes mortgage loans held for sale and mortgage-backed securities classified as available for sale.
<F3>  Includes investment securities classified as available for sale.
<F4>  Interest rate spread represents the difference between the weighted average yield on interest-earnings assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income divided by average interest-earning assets.

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________



Total interest income amounted to $6.7 million for the three months ended September 30,1995, a $745 thousand or 12.5% increase when compared to the same period in 1994. Interest income on mortgage loans increased $644 thousand, as the average balance outstanding increased $8.9 million and the average yield increased 107 basis points. Interest income on mortgage-backed securities decreased $42 thousand, as the average balance decreased $8.4 million, which offset a 34 basis point increase in the average yield. Interest income on other loans increased $158 thousand, as the average balance outstanding increased
$6.1 million and the average yield increased 21 basis points. Interest income on investment securities and other interest-earning assets decreased $15 thousand, as the average balance decreased $1.5 million, which offset a 19 basis point increase in the average yield.

Total interest expense amounted to $3.9 million for the three months ended September 30, 1995, a $662 thousand or 20.2% increase in comparison to the same period in 1994. Interest expense on deposits increased $613 thousand, as the average rate on deposits increased 76 basis points and the average balance increased $9.8 million. Interest expense on Federal Home Loan Bank of Pittsburgh ("FHLB") advances increased $47 thousand, as the average rate increased 131 basis points, which offset a $7.6 million decrease in the average balance. These increases reflect the general overall market increase in interest rates over the past year. Interest expense on subordinated debt amounted to $69 thousand for the three months ended September 30, 1995 as compared to $67 thousand for the three months ended September 30, 1994.

For the nine months ended September 30, 1995, total interest income amounted to $19.9 million, a $3.4 million or 20.4% increase when compared to the same period in 1994. Interest income on mortgage loans increased $2.4 million, as the average balance outstanding increased $20.7 million and the average yield increased 91 basis points. Interest income on mortgage-backed securities increased $152 thousand, as the average yield increased 98 basis points, which offset a $14.2 million decrease in the average balance. Interest income on other loans increased $557 thousand as the average balance and yield on other loans increased $6.4 million and 52 basis points, respectively. Interest income on investment securities and other interest-earning assets increased $234 thousand, as the average balance outstanding increased $3.2 million and the average yield increased 63 basis points.

For the nine months ended September 30, 1995, total interest expense amounted to $11.5 million, a $2.5 million or 27.3% increase when compared to the same period in 1994. Interest expense on deposits increased $1.7 million, as the average balance of deposits increased $5.6 million and the average rate on deposits increased 77 basis points. Interest expense on FHLB advances increased $654 thousand, as the average balance and average rate increased $3.0 million and 158 basis points, respectively. These increases reflect higher levels of FHLB advances to meet loan demand and the general overall market increase in interest rates over the past year. Interest expense on subordinated debt amounted to $202 thousand for the nine months ended
September 30 1995, as compared to $67 thousand for the nine months ended September 30, 1994 due to the issuance of $3.0 million of subordinated debentures in June 1994.

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________

Provision for Loan Losses

The Company's provision for loan losses represents the charge against earnings that is required to fund the provision for loan losses. The level of the allowance for loan losses is determined by inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. See "Non-Performing Assets."

During the nine months ended September 30, 1995, the Company recorded a $350 thousand provision compared with $406 thousand for the comparable period in 1994, and had net charge-offs of $296 thousand during the nine months ended September 30, 1995 in comparison with $941 thousand in net charge-offs during the comparable period in 1994. At September 30, 1995, the allowance for loan losses amounted to $1.6 million or .73% of total loans and 111.62% of total non-performing loans. See "Non-Performing Assets - Allowance for Loan Losses."

The Company's allowance for loan losses declined by $22 thousand or 1.4% from September 30, 1994 to September 30, 1995. The decline in such allowance reflects the decline in non-performing loans, the decline in net charge-offs and the decline in loan delinquencies during the nine months ended
September 30, 1995 as compared to the same period in 1994. In addition, the ratio of the allowance for loan losses to total non-performing loans increased from 27.18% at September 30, 1994 to 111.62% at September 30, 1995. Nevertheless, although management utilizes its best judgement in providing for losses, there can be no assurance that the Company will not have to increase its provision for loan losses in the future as a result of increases in non-performing loans or for other reasons. Any such increase could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and the carrying value of its other non-performing assets. Such agencies may require the Company to recognize additions to its allowance for losses on loans and adjust the carrying value of its REO based on their judgements about information available to them at the time of their examination.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

Other Income

The following table details other income for the periods indicated.


                                  For The Three Months      For The Nine Months
                                   Ended September 30,      Ended September 30,
                                      1995     1994           1995     1994
                                 (Dollars in Thousands)   (Dollars in Thousands)
                                       (unaudited)             (unaudited)

Other income:
  Mortgage origination and
    servicing                       $  183   $  211         $  585   $  600
  Service charges on deposits          253      199            737      597
  Gain (loss) from mortgage
    banking activities                  18        1             46     (171)
  Gain (loss) from sales of
    securities                         ---      (55)           (35)    (124)
  Income (loss) on properties
    sold                               (16)     (42)           (34)     (60)
  Other                                379      139            541      400
    Total other income              $  817   $  453         $1,840   $1,242

Total other income amounted to $817 thousand for the three months ended September 30, 1995, an increase of $364 thousand compared with the $453 thousand in other income for the three months ended September 30, 1994. Total other income for the three months ended September 30, 1995 included $183 thousand in fees from mortgage origination and servicing in comparison to $211 thousand for the same period in 1994. The decrease in such fees was primarily due to a lower amount of mortgage servicing income. The Company's portfolio of loans serviced for others amounted to $285.4 million at September 30, 1995. Service charges on deposits increased $54 thousand for the three months ended September 30, 1995 primarily due to higher volumes of account transactions.

Gains from mortgage banking activities were $18 thousand for the three months ended September 30, 1995 in comparison with a gain of $1 thousand for the comparable period in 1994. There were no gains or losses from sales of securities for the three months ended September 30, 1995, in comparison with losses of $55 thousand for the comparable period in 1994. The Company may decide to sell securities from its investment and mortgage-backed securities classified as available for sale in accordance with its asset/liability strategy or in response to changes in interest rates, prepayment rates, the need to increase the Bank's regulatory capital or similar factors. The ability to recognize gains from mortgage banking activities and sales of securities is dependent on market and economic conditions and, accordingly, there can be no assurance of gains in future periods or that there will not be significant inter-period variation in the results of such activities. In 1995, the Bank intends to sell substantially all residential mortgage loan originations in the secondary market or to private investors. In addition, the Bank has recently expanded its lending activities to include the origination of nonconforming residential mortgage loans.

Losses on properties sold were $16 thousand for the three months ended
September 30, 1995, in comparison with losses of $42 thousand in the comparable 1994 period, primarily due to declining real estate owned activities. Other miscellaneous income for the three months ended September 30, 1995 increased $240 thousand from the three months ended September 30, 1994 primarily due to fee income generated by the Company's subsidiary, Progress Realty Advisors, L.P.

Total other income amounted to $1.8 million for the nine months ended September 30, 1995, an increase of $598 thousand from the $1.2 million recognized for the comparable 1994 period. The increase was primarily due to gains from mortgage banking activities which totalled $46 thousand for the nine months ended September 30, 1995 in comparison with losses of $171 thousand for the first nine months of 1994 and $35 thousand in losses from the sale of securities classified as available for sale in 1995 in comparison with $124 thousand in losses in 1994. Results for the nine months ended September 30, 1995 also included increases of $140 thousand in service charges on deposits and $141 thousand in other miscellaneous income.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

Other Expense

The following table details other expense for the periods indicated.

                               For The Three Months       For The Nine Months
                                Ended September 30,       Ended September 30,
                                   1995      1994            1995      1994
                               (Dollars in Thousands)    (Dollars in Thousands)
                                  (unaudited)                 (unaudited)

Other expense:
  Salaries and employee
    benefits                     $1,241    $1,125          $3,695    $3,228
  Occupancy                         346       321           1,037       994
  Data processing                   216       221             612       611
  Furniture, fixtures and
    equipment                       145       138             418       362
  Insurance premiums                251       264             766       786
  Provision for real estate
    owned                            49        52             455     1,541
  Loan and real estate owned
    expense, net                     84       121              35       301
  Professional services             162       190             456       593
  Other                             560       331           1,273       977
    Total other expense          $3,054    $2,763          $8,747    $9,393


Total other expense amounted to $3.1 million for the three months ended September 30, 1995, a decrease of $291 thousand from the $2.8 million recognized during the comparable 1994 period, primarily due to costs associated with the opening of the Bank's new Paoli branch office. Salaries and employee benefits increased $116 thousand to $1.2 million for the three months ended
September 30, 1995 in comparison with $1.1 million for the three months ended September 30, 1994 primarily due to staffing additions to support the Bank's lending initiatives. The provision for REO amounted to $49 thousand at September 30, 1995 as compared to $52 thousand for the comparable 1994 period, due to a decrease in fair value writedowns on REO in 1995. Professional services expense, which consists primarily of legal, accounting, tax and supervisory examination fees, decreased $28 thousand from $190 thousand for the three months ended September 30, 1994 to $162 thousand for the three months ended September 30, 1995 primarily due to higher legal expenses associated with loan and REO workouts in 1994. Loan and REO expense, net decreased from $121 thousand for the three months ended September 30, 1994 to $84 thousand for the three months ended September 30, 1995 due to the lower level of non-performing assets. Other miscellaneous expenses increased $229 thousand primarily due to increased advertising and postage expenses and other general and administrative expenses.

Total other expenses amounted to $8.7 million for the nine months ended September 30, 1995, a decrease of $646 thousand from $9.4 million for the comparable 1994 period, primarily due to a $1.1 million decrease in provision for REO due to a decrease in fair value writedowns on REO in 1995. Salaries and employee benefits increased $467 thousand for the nine months ended September 30, 1995 to $3.7 million in comparison with $3.2 million for the nine months ended September 30, 1994 primarily due to staffing additions to support the Bank's lending initiatives. Professional services expense decreased $137 thousand from $593 thousand for the nine months ended September 30, 1994 to $456 thousand for the nine months ended September 30, 1995 primarily due to a reduction in legal expenses associated with loan workouts and the reimbursement of certain legal expenses in 1995. Loan and REO expense, net decreased from $301 thousand for the nine months ended September 30, 1994 to $35 thousand for the nine months ended September 30, 1995 due to the lower level of non-performing assets and positive cash flow from the operation of certain REO properties. Other miscellaneous expenses increased $296 thousand primarily due to increased advertising and postage expenses and other general and administrative expenses.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


Income Tax Expense

The Company recorded no income tax expense for the three and nine months ended September 30, 1995 and September 30, 1994, respectively, due to the utilization of net operating loss carryforwards. At September 30, 1995, the Company had a net operating loss carryforward for federal income tax purposes of approximately $7.3 million, $417 thousand of which expires in 2006, $4.5 million of which expires in 2007, $654 thousand of which expires in 2008 and $1.7 million of which expires in 2009.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a prospective basis in the first quarter of 1993. Under SFAS 109, deferred income taxes are recognized in full, subject to a valuation allowance for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At September 30, 1995, the Company had a valuation allowance of $2.0 million against net deferred tax assets of $3.4 million. The amount of the valuation allowance was determined based on management's estimate of deferred tax assets that will be realized using the "more likely than not" realization criteria contained in SFAS 109 in consideration of management's projections of future taxable income.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The Bank's average liquidity ratio for the three months ended September 30, 1995 was 6.92%.

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

The Company's primary source of funds has historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB and sales of investment securities, loans and mortgage-backed securities. During 1994, the Company obtained additional funds through a private placement of $3.0 million of subordinated debentures, of which $2.4 million was contributed to the Bank. During the nine months ended September 30, 1995, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments and maintain its liquidity.

For the nine months ended September 30, 1995, cash was provided by operating and financing activities and used in investing activities. Operating activities provided $8.7 million of cash, primarily due to sales of loans totalling $13.6 million. Investing activities used $15.4 million in cash as net originations of loans, purchases of mortgage-backed securities, and capital expenditures exceeded repayments of mortgage-backed securities and sales of investment securities. In addition, financing activities provided $4.9 million in cash due to an increase in time deposits which more than offset a decrease in demand, NOW and savings deposits.

At September 30, 1995, the Bank had $30.7 million in loan commitments and $25.9 million of undisbursed loan funds. At September 30, 1995, FHLB advances which were scheduled to mature through September 30, 1996 totalled $31.9 million. The subordinated debentures are due June 30, 2004 and are not redeemable prior to July 1, 1996. At September 30, 1995, the total amount of time deposits which were scheduled to mature through September 30, 1996 totalled $114.6 million.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


Management has focused considerable attention on the retention of the Bank's core deposit base, which has been impacted by increased competition for deposit funds.

The Bank's deposits are obtained primarily from residents near the Bank's six full service offices in Montgomery County, one office in Delaware County, one office in Chester County and one office in the Andorra section of Philadelphia. The Bank generally does not advertise for deposits outside of its market area and does not use brokers to solicit deposits on its behalf.
The Bank has a drive-up banking facility at one of its offices and has automated teller machines ("ATM's") at all of its offices.

The Bank offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits increased $4.9 million during the nine months ended September 30, 1995 from $284.0 million at December 31, 1994 to $288.9 million at September 30, 1995. The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

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

The following table presents certain information regarding FHLB advances for the periods indicated.


                                          At or For the Nine Months
                                             Ended September 30,
                                              1995          1994
                                           (Dollars in thousands)

     Average balance outstanding           $46,382       $43,408
     Maximum amount outstanding at
       any month-end during the period     $50,845       $57,244
     Weighted average interest rate
       during the period                      6.38%         4.80%
     Weighted average interest rate
       at end of the period                   6.18%         5.04%


The Bank continued to utilize advances from the FHLB as a source of funds to meet loan demand during the three months ended September 30, 1995. FHLB advances increased $898 thousand to $45.0 million at September 30, 1995 from $44.1 million at December 31, 1994.

At September 30, 1995, the Bank had commitments under standby letters of credit and commercial and consumer unused lines of credit of approximately $693 thousand and $9.4 million, respectively. These commitments can be funded, if required, from the sources outlined above.













PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________

Capital Resources

The Bank is required pursuant to OTS regulations to have (i) tangible capital equal to at least 1.5% of adjusted total assets, (ii) core capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At September 30, 1995, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk-based capital at September 30, 1995:


                             Tangible           Core           Risk-Based
                              Capital     %    Capital     %     Capital     %
                                       (Dollars in  Thousands)

     GAAP Capital             $17,411         $ 17,411          $ 17,411
     General valuation
       allowance                  ---              ---             1,556
     Unrealized loss on
       securities available
       for sale                   337              337               337
     Goodwill                    (150)            (150)             (150)
     Investment in joint
       venture                     (8)              (8)               (8)
     Non-qualifying deferred
       tax asset                 (520)            (520)             (520)
          Total                17,070   4.79%   17,070   4.79%    18,626   9.36%

     Minimum capital
       requirement              5,345   1.50    10,690   3.00     15,914   8.00

     Regulatory
       capital - excess       $11,725   3.29%   $6,380   1.79%   $ 2,712   1.36%


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

At September 30, 1995, the Bank's leverage ratio was 4.79%, Tier 1 risk-based ratio was 8.58%, total risk-based ratio was 9.36%, and tangible equity ratio was 4.79%, based on leverage capital of $17,070,000, Tier 1 capital of $17,070,000, total risk-based capital of $18,626,000 and tangible equity capital of $17,070,000, respectively. As of September 30, 1995, the Bank was classified as "adequately capitalized."

Cash and Due From Banks

Interest-bearing deposits in other banks totalled $168 thousand at September 30, 1995 in comparison with $311 thousand at December 31, 1994.
At September 30, 1995, the Bank also had $6.1 million in cash and non-interest bearing deposits in other banks compared with $7.8 million at December 31, 1994.

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________

Investment Securities

The Bank is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Bank utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $30 thousand of such securities on its books at September 30, 1995.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated.
                                             At September 30, 1995
                                                   Gross   Estimated
                                    Amortized    Unrealized     Fair    Carrying
                                     Cost<F1>      Losses      Value      Value
                                                  (Dollars in Thousands)

     Available for sale:
     U.S. agency obligations         $ 6,999     $   (93)    $ 6,906    $ 6,906
     Equity investments                   30         ---          30         30
       Total available for sale      $ 7,029     $   (93)    $ 6,936    $ 6,936

     Held to maturity:
     FHLB stock, pledged             $ 2,386     $   ---     $ 2,386    $ 2,386
     U.S. agency obligations          10,532        (161)     10,371     10,532
       Total held to maturity        $12,918     $  (161)    $12,757    $12,918


                                             At December 31, 1994

     Available for sale:
     U.S. agency obligations         $ 4,999     $  (402)    $ 4,597    $ 4,597
     Equity investments                   30         ---          30         30
       Total available for sale      $ 5,029     $  (402)    $ 4,627    $ 4,627

     Held to maturity:
     FHLB stock, pledged            $  2,302     $   ---     $ 2,302    $ 2,302
     U.S. agency obligations          10,564        (939)      9,625     10,564
      Total held to maturity         $12,866     $  (939)   $ 11,927    $12,866




The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 1995 are as follows:


                                    Available for sale       Held to maturity
                                   Amortized  Estimated    Amortized  Estimated
                                    Cost<F1>  Fair Value    Cost<F1>  Fair Value
                                               (Dollars in Thousands)

     Due after one year through
       five years                     $6,000     $5,906      $ 1,000     $  973
     Due after five years through
       ten years                         998      1,000        7,532      7,409
     Due after ten years                 ---        ---        2,000      1,989
     No stated maturity                   30         30        2,386      2,386
      Total investment securities     $7,029     $6,936      $12,918    $12,757

[FN]
<F1> Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.
</F>

There were no sales of investment securities available for sale during the three months ended September 30, 1995.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

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

                                                            At September 30, 1995
                                                        Gross        Gross    Estimated
                                          Amortized   Unrealized   Unrealized   Fair     Carrying
                                           Cost<F1>     Gains        Losses     Value      Value
                                                             (Dollars in Thousands)
     Available for sale:

     GNMA pass-through certificates        $ 4,607     $   68     $    (9)     $ 4,666   $ 4,666
     FNMA pass-through certificates            996        ---         (40)         956       956
     FHLMC pass-through certificates         3,160          1        (101)       3,060     3,060
     Non-agency pass-through certificates    2,012        ---         ---        2,012     2,012
     FHLMC collateralized mortgage
       obligations                           3,003        ---         (78)       2,925     2,925
     Non-agency collateralized
       mortgage obligations                  1,996        ---         (85)       1,911     1,911
       Total available for sale            $15,774     $   69     $  (313)     $15,530   $15,530

     Held to maturity:
     GNMA pass-through certificates        $27,366     $  ---     $  (778)     $26,588   $27,366
     FNMA pass-through certificates         19,652        ---        (465)      19,187    19,652
     FHLMC pass-through certificates        37,458        ---        (713)      36,745    37,458
       Total held to maturity              $84,476     $  ---     $(1,956)     $82,520   $84,476


                                             At December 31, 1994
                                         Gross       Gross    Estimated
                            Amortized  Unrealized  Unrealized   Fair    Carrying
                             Cost<F1>    Gains       Losses     Value     Value
                                            (Dollars in Thousands)
                                                                                   Available for sale:
     GNMA pass-through
       certificates         $    227    $  ---      $    (8)  $   219   $   219
     FNMA pass-through
       certificates            1,098       ---          (84)    1,014     1,014
     FHLMC pass-through
       certificates            3,429       ---         (274)    3,155     3,155
     FHLMC collateralized
       mortgage obligations    3,003       ---          (78)    2,925     2,925
     Non-agency collateralized
       mortgage obligations    1,995       ---         (205)    1,790     1,790
       Total available
         for sale            $ 9,752    $  ---      $  (649)  $ 9,103   $ 9,103

     Held to maturity:
     GNMA pass-through
       certificates          $29,325    $  ---      $(2,246)  $27,079   $29,325
     FNMA pass-through
       certificates           21,577       ---       (1,645)   19,932    21,577
     FHLMC pass-through
       certificates           42,771       ---       (2,677)   40,094    42,771
     Total held to maturity  $93,673    $  ---      $(6,568)  $87,105   $93,673


<F1> Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


Mortgage-backed securities increase the credit quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. The mortgage-backed securities portfolio contains no speculative derivative securities at September 30, 1995. In addition, since August 1992, the Bank has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Bank's asset/ liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Bank's regulatory capital or similar factors.

Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level yield method. Mortgage-backed securities that are held for an indefinite period of time are classified as available for sale and are carried at fair value pursuant to SFAS 115, which was adopted by the Company in the first quarter of 1994. Mortgage-backed securities are classified as available for sale primarily based on the yield and duration of specific investments.
The fixed-rate balloons and collateralized mortgage obligations held by the Bank approximate the duration of the type of loan the Bank originates and therefore, such securities may be sold to allow for additional loan growth and/or other asset/liability management strategies. There were no sales of mortgage-backed securities classified as available for sale during the three months ended September 30, 1995.

Although the Bank's mortgage-backed securities portfolio may have a shorter average term to maturity and greater liquidity than the Bank's single-family residential real estate loans, the Bank is subject to reinvestment risk with respect to such portfolio. Specifically, as the Bank's mortgage-backed securities amortize or prepay, the Bank may not be able to reinvest the proceeds of such repayment and prepayments at a comparable favorable rate, particularly if the mortgage-backed securities were acquired in a higher interest rate environment. In addition, mortgage-backed securities classified as available for sale are carried at fair value, which could result in fluctuations in the Company's stockholders' equity, due to changes in the fair value of such securities. Accordingly, the Bank's portfolio of mortgage-backed securities classified as available for sale may result in increased volatility in the Bank's liquidity, operations and capital.
The Bank attempts to address such risks by actively managing its portfolio in relation to changes in interest rates and the Bank's liquidity needs.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


Loan Portfolio

The Bank's net loan portfolio, including loans held for sale, totalled $212.7 million at September 30, 1995 or 59.6% of its total assets, an increase of $6.6 million or 3.2% from the $206.1 million outstanding at December 31, 1994. The following table depicts the composition of the Bank's loan portfolio at the dates indicated.


                                   September 30, 1995       December 31, 1994
                                    Amount    Percent        Amount   Percent
                                              (Dollars in Thousands)

Real estate loans:
  Single family residential <F1>  $ 90,298     42.14%      $ 99,917    48.12%
  Commercial real estate    <F2>    76,023     35.47         71,273    34.33
  Construction                      10,803      5.04          5,379     2.59
    Total real estate loans        177,124     82.65        176,569    85.04

Commercial business loans           15,279      7.13         12,005     5.78

Consumer loans:
  Home equity and lines
    of credit                       20,053      9.36         17,927     8.64
  Other                              1,848       .86          1,124      .54
  Total consumer loans              21,901     10.22         19,051     9.18
    Total loans                    214,304    100.00%       207,625   100.00%

Allowance for possible
  loan losses                       (1,556)                  (1,502)

    Net loans                     $212,748                 $206,123

[FN]
<F1> Includes $2.1 million and $351 thousand of loans held for sale at
     September 30, 1995 and December 31, 1994, respectively.

<F2> Includes $16.3 million and $18.6 million of multi-family residential loans at September 30, 1995 and December 31, 1994, respectively.
[FN]

Loans Held For Sale

At September 30, 1995, the Bank had $2.1 million of fixed-rate residential loans held for sale in comparison with $351 thousand at December 31, 1994.

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________
PERFORMING ASSETS


General

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more past due and REO, increased dramatically in 1990 and 1991, and reached $50.6 million at March 31, 1992. Such increases were to a great extent the result of a deterioration in the economy and in particular decreases in the market values of real estate which secured the Bank's loans. As a result of certain steps taken by the Bank, total non-performing assets have been substantially reduced, and amounted to $4.9 million at September 30, 1995.
The Bank's future results of operations will be affected by its ability to continue to reduce the $4.9 million of non-performing assets without incurring additional losses.

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

Real estate acquired in partial or full satisfaction of loans is recorded at the lower of cost (recorded balance of the loan at foreclosure plus foreclosure costs) or fair value through a charge to the allowance for loan losses and the lower of this new cost basis or fair value less estimated costs to sell thereafter. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are only capitalized when carrying value does not exceed fair value. The interest costs relating to the development of real estate are capitalized. Gains on the sale of real estate are recognized upon disposition of the property and losses are charged to operations as incurred.

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________



The following table details the Bank's non-performing assets at the dates indicated:


                               September 30,     December 31,    September 30,
                                    1995             1994             1994
                                           (Dollars in Thousands)

 Loans accounted for on a
   non-accrual basis <F1>         $1,394           $4,369          $ 5,728
 Accruing loans 90 or
   more days past due                ---              182               78
   Total non-performing loans      1,394            4,551            5,806
 REO, net of related reserves      3,479            4,534            4,503
   Total non-performing assets    $4,873           $9,085          $10,309

 Non-performing loans as a
   percentage of total loans         .66%            2.19%            2.92%

 Non-performing assets as a
   percentage of total assets       1.37%            2.61%            2.95%


[FN]
<F1> Includes $0, $326 thousand and $328 thousand of loans which were considered troubled debt restructurings as of September 30, 1995, December 31, 1994 and September 30, 1994, respectively.
[FN]

Non-performing assets decreased $4.2 million to $4.9 million at September 30, 1995 from $9.1 million at December 31, 1994. This decrease primarily resulted from the restructuring of a large commercial real estate loan. The $2.9 million loan, which was over 120 days delinquent as of December, 31, 1994, was originated in 1987 for the construction of a three-story restaurant and catering facility located in Voorhees, New Jersey. The loan converted to a permanent loan and matured on September 30, 1992. In May 1995, in accordance with an order of the bankruptcy court, the Company restructured the loan for a two-year term at a premium to the Company's designated prime lending rate, the borrower paid in advance seven months of debt service payments (five of which are being held in escrow), and, as a result, the loan has been returned to accruing status.

The $1.4 million of non-accrual loans at September 30, 1995 consisted of $995 thousand of loans secured by single-family residential property, $35 thousand of commercial business loans and $364 thousand of consumer loans. The $3.5 million of REO at September 30, 1995 consisted primarily of a medical office building located in the Bronx, New York with an aggregate carrying value of $3.1 million which is net of $10.4 million in charge-offs. The Bank has entered into an agreement to sell its REO property located in the Bronx for $3.2 million. The sale required a $331 thousand REO provision in the second quarter of 1995 and is expected to close prior to year end. At September 30, 1995, the medical office building was 71% leased and covering operating expenses. Furthermore, at September 30, 1995, REO also included three single-family residences with an aggregate carrying value of $400 thousand. With the exception of the medical office building, all of the Bank's REO consists of properties located within the Bank's primary market area.


PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


Delinquencies

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

The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by delinquent loans at the dates indicated:

                         September 30,      December 31,       September 30,
                             1995               1994               1994
                        Amount  Percent    Amount  Percent    Amount  Percent
                                        (Dollars in Thousands)


Delinquencies:
  30 to 59 days         $2,027    .9%      $  719    .4%      $  761     .4%
  60 to 89 days          1,137    .5%         282    .1%         454     .2%
  90 or more days
    and non-accrual
    loans <F1>           1,394    .7%       4,551   2.2%       5,806    2.9%
      Total             $4,558   2.1%      $5,552   2.7%      $7,021    3.5%


[FN]
<F1> Includes $0, $182 thousand and $78 thousand of loans that were accruing interest at September 30, 1995, December 31, 1994 and September 30, 1994, respectively.
[FN]

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

Allowance for Loan Losses

The following table details the Bank's allowance for loan losses for the periods indicated:

                                       At or                      At or
                                For the Three Months       For the Nine Months
                                 Ended September 30,       Ended September 30,
                                   1995         1994        1995         1994
                               (Dollars in thousands)    (Dollars in thousands)

Average loans outstanding      $210,504     $195,506      $211,380     $184,212

Balance beginning of period      $1,459       $1,790        $1,502       $2,113

Charge-offs:
  Residential real estate           ---          ---             9          ---
  Real estate construction          ---           46           ---           46
  Consumer                            4          ---            21           18
  Commercial                        ---          330           281        1,054
    Total charge-offs                 4          376           311        1,118

Recoveries:
  Residential real estate           ---           70           ---          132
  Real estate construction          ---          ---             1          ---
  Consumer                            1            4            11           11
  Commercial                        ---           34             3           34
    Total recoveries                  1          108            15          177

Net charge-offs                       3          268           296          941

Additions charged to operations     100           56           350          406

Balance at end of period         $1,556       $1,578        $1,556       $1,578

Ratio of net charge-offs
  during the period to average
  loans outstanding during
  the period                        ---          .14%          .14%         .51%

Ratio of allowance for loan
  losses to non- performing
  loans at end of period         111.62%       27.18%       111.62%       27.18%


An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. The allowance for possible loan losses is based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case the allowance for loan losses is based on fair value. Management's periodic evaluation is based upon examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making such evaluations.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


PART II - OTHER INFORMATION

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

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

On November 6, 1995, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 the termination of the Agreement and Plan of Reorganization between Progress Financial Corporation and FJF Financial, M.H.C.

27.1 Financial Data Schedule



PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Progress Financial Corporation


November 7, 1995
   Date                                      W. Kirk Wycoff, Chairman,
                                             President and Chief Executive
                                             Officer

November 7, 1995
   Date                                      Peter J. Meier, Vice President
                                             and Corporate Controller
                                             (Principal Accounting Officer)