Form 10-K
period 1995-12-31
PROGRESS FINANCIAL CORP
filed 1996-03-29
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995




Commission File Number: 0-14815


                         PROGRESS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                            23-2413363
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


Plymouth Meeting Executive Campus
600 West Germantown Pike
Plymouth Meeting, Pennsylvania                               19462-1060
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:          (610) 825-8800

Securities registered pursuant to Section 12(b) of the Act:  Not applicable

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $1.00 par value
                                                             (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock, held by non-affiliates of the Registrant as a group, was $18,647,910 as of March 8, 1996.

As of March 8, 1996, there were 3,780,000 issued and outstanding shares of the Registrant's Common Stock.

Documents Incorporated By Reference:

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated into Part II, Items 5 through 8 of this Form 10-K

(2) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                         PROGRESS FINANCIAL CORPORATION
                                Table of Contents



                                   PART I                                  Page

Item 1.  Business..........................................................  3
Item 2.  Properties........................................................ 17
Item 3.  Legal Proceedings................................................. 17
Item 4.  Submission of Matters to a Vote of Security Holders............... 17



                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................. 17
Item 6.  Selected Consolidated Financial Data.............................. 17
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 17
Item 8.  Financial Statements and Supplementary Data....................... 17
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................ 17



                                    PART III

Item 10. Directors and Executive Officers of the Registrant................ 18
Item 11. Executive Compensation............................................ 18
Item 12. Security Ownership of Certain Beneficial Owners and Management.... 18
Item 13. Certain Relationships and Related Transactions.................... 18



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K... 19

         Signatures........................................................ 20

                                     PART I

Item 1.       Business

General

Progress Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware in February 1986 by authorization of the Board of Directors of Progress Federal Savings Bank (the "Bank") for the purpose of becoming a unitary thrift holding company owning all of the outstanding stock of the Bank. On July 18, 1986, pursuant to a plan of reorganization approved by the Bank's shareholders, all of the outstanding shares of capital stock of the Bank were converted into shares of capital stock of the Company on a share-for-share basis so that the shareholders of the Bank became the shareholders of the Company, and the Company became the sole shareholder of the Bank. The business activity of the Company as a unitary thrift holding company consists primarily of the operation of the Bank as a wholly-owned savings bank subsidiary.

The Company is authorized as a Delaware corporation to engage in any activity permitted by the Delaware General Corporation Law. The holding company structure permits the Bank, through the Company, to expand the size and scope of the financial services offered beyond those that the Bank is permitted to offer.

The Bank is a Federally chartered stock savings bank conducting community banking business through six offices in Montgomery County, Pennsylvania, one office in Delaware County, Pennsylvania, one office in Chester County, Pennsylvania and one office in the Andorra community of Philadelphia, Pennsylvania.

The principal business of the Bank consists of attracting deposits from the general public through its offices and using such deposits to originate loans secured by first mortgage liens on existing single-family residential real estate and existing multi-family residential and commercial real estate, construction loans, commercial business loans consisting primarily of loans to small and medium-sized businesses, and various consumer loans. The Bank originates single-family residential real estate loans for sale in the secondary market and secured consumer loans, such as home equity loans and lines of credit. The Bank also originates commercial business loans to small and medium sized businesses in the communities its branches serve and commercial real estate (including multi-family residential) and residential construction loans. In addition, the Bank invests in mortgage-backed securities which are insured or guaranteed by the U.S. Government and agencies thereof and other similar investments permitted by applicable laws and regulations. The Bank is also involved in real estate development and related activities, through its subsidiaries, primarily to facilitate the completion and sale of certain property held as real estate owned ("REO").

The Company also conducts commercial mortgage banking and brokerage services for institutional real estate investors and lenders as well as real estate owners and developers and provides equipment leasing for small and medium-sized companies through its subsidiaries, Progress Realty Advisors, L.P. ("PRA") and Quaker State Financial Corporation ("QSFC"). PRA was established in September 1993, while a 75% majority interest in QSFC was recently acquired in July 1995.

On January 31, 1996, the Company successfully completed the offering of 500,000 shares of common stock at a price of $5.25 per share.

Competition

The Company faces strong competition both in attracting deposits and making loans. As a provider of a wide range of financial services, the Company competes with national and state banks, savings and loan associations, securities dealers, brokers, mortgage bankers, finance and insurance companies, and other financial service companies. The ability of the Company to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Subsidiaries

At December 31, 1995, in addition to the Bank, the Company had two other subsidiaries, Progress Realty Advisors, L.P. ("PRA") and Quaker State Financial Corporation ("QSFC"). PRA, which was formed in September 1993, provides loan sale advisory, commercial mortgage banking, and commercial mortgage brokerage services to both institutional real estate investors and lenders, as well as real estate owners and developers. QSFC, which was acquired in July 1995, is active in leasing a wide range of equipment and machinery generally to small and medium sized businesses.


                           REGULATION AND SUPERVISION

General

The Company's non-banking subsidiaries are subject to the laws of the Commonwealth of Pennsylvania. The Company, as a unitary thrift holding company is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision ("OTS"). As a subsidiary of a unitary thrift holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

The Bank

Insurance of Deposits

The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each depositor. The Federal Deposit Insurance Corporation ("FDIC") requires an annual audit by independent accountants and may also examine Federal savings banks whose deposits are insured.

The annual assessment for SAIF members for deposit insurance for the period from January 1, 1995 through December 31, 1995 was between .23% and .31% of insured deposits, which was payable on a semi-annual basis. The Bank's deposit insurance during 1995 was assessed at a rate of .29%.

Federal law requires that the FDIC maintain the reserve level of each of the SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. The BIF reached this level during 1995. A one-time assessment on thrift institutions sufficient to recapitalize the SAIF to a level which would at least approach that of BIF is in current legislation. The current legislation, if enacted, would result in a one-time assessment of approximately $2.4 million.

Qualified Thrift Lender Test

All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the Home Owners' Loan Act("HOLA") and regulations of the OTS thereunder to avoid certain restrictions on their operations.

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer related assets on a monthly average basis in 9 out of every 12 months.

At December 31, 1995, approximately 75.8% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify under the QTL test. For all 12 months of 1995, the bank exceeded the QTL requirement.

Federal Home Loan Bank System

The Bank is a member of the FHLB which administers the home financing credit function and serves as a source of liquidity for member savings associations and commercial banks within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures establish by its Board of Directors. As of December 31, 1995, the Bank's advances from the FHLB amounted to $25.4 million.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in amount equal to the greater of 1% of its mortgage related assets or .3% of total assets. At December 31, 1995, the Bank had $2.1 million in FHLB stock, which was in compliance with this requirement.

Federal Limitations on Transactions with Affiliates

Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. In addition to the restrictions imposed, no savings associations may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissable for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Section 12 CRF-215 (Regulation O) of the Code of Federal Regulations places restrictions on loans by savings associations to executive officers, directors, and principal stockholders of the Company and the Bank. At December 31, 1995, the Bank was in compliance with this regulation.

Employees

As of December 31, 1995, there were no employees of the Company. The Bank had 98 full-time and 22 part-time employees, while PRA and QSFC had 6 and 4 full-time employees, respectively.

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933. The information required herein is incorporated by reference from pages 10 to 18 of the Company's Annual Report to Stockholders. Additional disclosures required in Guide 3 and not incorporated by reference are included below.

Tabular information is provided in thousands of dollars except for share and per share data.

Investment securities are comprised of the following at December 31, 1995, 1994 and 1993:

--------------------------------------------------------------------------------
                                                        1995
                                                        ----
                                       Held to Maturity      Available for Sale
                                       ----------------      ------------------
                                     Amortized  Estimated   Amortized  Estimated
                                        Cost   Fair Value     Cost    Fair Value
--------------------------------------------------------------------------------
FHLB of Pittsburgh stock, pledged     $ 2,149    $ 2,149    $    --    $    --
U.S. agency obligations                    --         --      5,497      5,474
Equity investments                         --         --         30         30
--------------------------------------------------------------------------------
  Total investment securities         $ 2,149    $ 2,149    $ 5,527    $ 5,504
================================================================================

--------------------------------------------------------------------------------
                                                        1994
                                                        ----
                                       Held to Maturity      Available for Sale
                                       ----------------      ------------------
                                     Amortized  Estimated   Amortized  Estimated
                                        Cost   Fair Value     Cost    Fair Value
--------------------------------------------------------------------------------
FHLB of Pittsburgh stock, pledged     $ 2,303    $ 2,303    $    --    $    --
U.S. agency obligations                10,564      9,625      4,999      4,597
Equity investments                         --         --         30         30
--------------------------------------------------------------------------------
  Total investment securities         $12,867    $11,928    $ 5,029    $ 4,627
================================================================================

--------------------------------------------------------------------------------
                                                        1993
                                                        ----
                                       Held to Maturity      Available for Sale
                                       ----------------      ------------------
                                     Amortized  Estimated   Amortized  Estimated
                                        Cost   Fair Value     Cost    Fair Value
--------------------------------------------------------------------------------
FHLB of Pittsburgh stock, pledged     $ 2,632    $ 2,632    $    --    $    --
U.S. agency obligations                 2,000      1,977         --         --
--------------------------------------------------------------------------------
  Total investment securities         $ 4,632    $ 4,609    $    --    $    --
================================================================================


The investment securities which are classified as held to maturity and available for sale have a weighted average coupon rate of 6.75% and 6.63%, respectively, at December 31, 1995.

Mortgage-Backed Securities

The   following   table  details  the  Bank's   mortgage-backed   securities  by
classification at December 31, 1995, 1994 and 1993.

--------------------------------------------------------------------------------
                                                        1995
                                                        ----
                                       Held to Maturity      Available for Sale
                                       ----------------      ------------------
                                     Amortized  Estimated   Amortized  Estimated
                                        Cost   Fair Value     Cost    Fair Value
--------------------------------------------------------------------------------
GNMA                                  $26,618    $26,113    $   168    $   168
FNMA                                    8,620      8,529      8,801      8,631
FHLMC                                  17,595     17,448     19,040     18,863
Collateralized mortgage
   obligations                             --         --      7,501      7,440
Non-agency pass through certificate        --         --      1,734      1,740
--------------------------------------------------------------------------------
                                      $52,833    $52,090    $37,244    $36,842
================================================================================

--------------------------------------------------------------------------------
                                                        1994
                                                        ----
                                       Held to Maturity      Available for Sale
                                       ----------------      ------------------
                                     Amortized  Estimated   Amortized  Estimated
                                        Cost   Fair Value     Cost    Fair Value
--------------------------------------------------------------------------------
GNMA                                  $29,325    $27,080    $   227    $   219
FNMA                                   21,577     19,932      1,098      1,014
FHLMC                                  42,771     40,093      3,429      3,155
Collateralized mortgage
   obligations                             --         --      4,998      4,715
--------------------------------------------------------------------------------
                                      $93,673    $87,105    $ 9,752    $ 9,103
================================================================================

--------------------------------------------------------------------------------
                                                        1993
                                                        ----
                                       Held to Maturity      Available for Sale
                                       ----------------      ------------------
                                     Amortized  Estimated   Amortized  Estimated
                                        Cost   Fair Value     Cost    Fair Value
--------------------------------------------------------------------------------
GNMA                                  $34,739    $34,457    $   204    $   204
FNMA                                   32,145     31,910         --         --
FHLMC                                  45,010     44,710      5,683      5,695
Collateralized mortgage
   obligations                          5,160      5,163      3,006      3,000
--------------------------------------------------------------------------------
                                      $117,054   $116,240   $ 8,893    $ 8,899
================================================================================

The following table sets forth the activity in the Bank's mortgage-backed securities portfolio during the periods indicated:


------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                  1995               1994             1993
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at beginning of  period                             $ 102,776         $ 125,947        $  86,011
Purchases (1)                                                                     11,577            26,555          125,332
Conversion of existing loans to mortgage-backed securities                           241            24,979           64,530
Sales of loans converted to securities                                              (241)          (24,979)         (64,530)
Sales from portfolio                                                             (11,182)          (19,833)         (35,739)
Repayments                                                                       (13,096)          (27,299)         (46,912)
Premium amortization                                                                (553)           (2,001)          (2,806)
Other                                                                               (94)                55               61
Change in unrealized loss on securities available for sale                           247              (648)              --
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at end of period (2)                                $  89,675         $ 102,776        $ 125,947
------------------------------------------------------------------------------------------------------------------------------------
Weighted average coupon at end of period                                            7.63%             7.38%            7.64%
====================================================================================================================================

 (1) Includes applicable premiums and discounts.
 (2) Includes $36.8 million, $9.1 million and $8.9 million of mortgage-backed securities classified as available for sale (at fair value in 1995 and 1994; at lower of aggregate cost or fair value in 1993) at December 31, 1995, 1994 and 1993, respectively.

Loan Portfolio

The principal categories of loans in the Bank's portfolio are residential real estate loans, which are secured by single-family (one-to-four units) residences; commercial real estate loans, which are secured by multi-family (over five units) residential and commercial real estate; loans for the construction of single-family, multi-family and commercial properties, including land acquisition and development loans; commercial business loans, consumer loans and credit card receivables. Substantially all of the Bank's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

The Bank's net loan portfolio, including loans held for sale, totalled $224.8 million at December 31, 1995 or 65.1% of its total assets, an increase of $18.7 million or 9.1% from the $206.1 million outstanding at December 31, 1994. The following table depicts the composition of the Bank's loan portfolio at December 31 for the years indicated net of unearned discounts and fees.

------------------------------------------------------------------------------------------------------------------------------------
                                     1995                 1994                 1993                 1992                 1991
                                     ----                 ----                 ----                 ----                 ----
                               Amount    Percent   Amount     Percent    Amount    Percent   Amount     Percent    Amount    Percent
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Single family
    residential (1)          $  91,091    40.21%  $  99,917    48.12%  $  80,196    45.26%  $  54,560    34.27%  $  64,089    32.16%
  Commercial
    real estate                 81,535    36.00      71,273    34.33      68,530    38.69      70,646    44.38      73,229    36.75
Construction                    14,230     6.28       5,379     2.59       3,922     2.22       6,038     3.79      24,386    12.24
------------------------------------------------------------------------------------------------------------------------------------
    Total real estate
      loans                    186,856    82.49     176,569    85.04     152,648    86.17     131,244    82.44     161,704    81.15
------------------------------------------------------------------------------------------------------------------------------------
Commercial business loans       17,244     7.61      12,005     5.78       9,250     5.22      12,025     7.56      21,309    10.69
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans:
  Consumer                      21,666     9.57      19,027     9.17      15,257     8.61      15,928    10.00      16,259     8.16
Credit card receivables            757      .33          24      .01          --       --          --       --          --       --
------------------------------------------------------------------------------------------------------------------------------------
  Total consumer loans          22,423     9.90      19,051     9.18      15,257     8.61      15,928    10.00      16,259     8.16
------------------------------------------------------------------------------------------------------------------------------------
  Total loans                  226,523   100.00%    207,625   100.00%    177,155   100.00%    159,197   100.00%    199,272   100.00%
------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible
  loan losses                   (1,720)              (1,503)              (2,113)              (2,703)              (5,483)
------------------------------------------------------------------------------------------------------------------------------------
  Net loans                  $ 224,803            $ 206,123            $ 175,042            $ 156,494            $ 193,789
====================================================================================================================================

(1) Includes $3.2 million, $351,000 and $16.8 million of loans classified as held for sale at December 31, 1995, 1994 and 1993, respectively.

The following table sets forth the scheduled contractual amortization of loans in the Bank's total loan portfolio (including loans classified as held for sale) at December 31, 1995. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

------------------------------------------------------------------------------------------------------------------------------------
                                                         Real Estate      Real Estate     Commercial
                                                           Mortgage       Construction     Business        Consumer          Total
------------------------------------------------------------------------------------------------------------------------------------
Amounts due:
  One year or less                                         $ 12,390         $ 6,409         $ 7,552         $ 1,147         $ 27,498
  After one year through
    five years                                               50,818           7,821           6,115           7,625           72,379
  Beyond five years                                         109,418              --           3,577          13,651          126,646
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                $172,626         $14,230         $17,244         $22,423         $226,523
====================================================================================================================================
Interest rate terms on
  amounts due after one year:
Fixed                                                      $ 45,874         $    --         $ 1,593         $15,297         $ 62,764
------------------------------------------------------------------------------------------------------------------------------------
Adjustable                                                 $114,362         $ 7,821         $ 8,099         $ 5,979         $136,261
====================================================================================================================================

Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are paid or refinanced at lower rates.

The following table shows total loans originated, purchased, sold and repaid during the periods ended December 31 for the years indicated.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    1995              1994              1993
------------------------------------------------------------------------------------------------------------------------------------
     Loan originations:
     Single family residential                                                    $ 18,404         $  56,210         $ 123,129
     Commercial real estate                                                         23,773            20,335            13,416
     Construction                                                                   21,798             7,833             8,595
     Commercial business                                                            11,201            18,168             4,285
     Consumer                                                                        9,398             8,943             6,294
------------------------------------------------------------------------------------------------------------------------------------
         Total loans originated                                                     84,574           111,489           155,719

         Purchases                                                                     447            10,827            11,175
------------------------------------------------------------------------------------------------------------------------------------
         Total loans originated and purchased                                       85,021           122,316           166,894
------------------------------------------------------------------------------------------------------------------------------------

     Sales and loan principal reductions:
       Loans sold (1)                                                               16,230            34,026            81,917
       Loan principal reductions                                                    49,205            55,760            58,808
------------------------------------------------------------------------------------------------------------------------------------
         Total loans sold and principal reductions                                  65,435            89,786           140,725
------------------------------------------------------------------------------------------------------------------------------------
     Net change due to other items                                                    (688)           (2,060)           (8,211)
------------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loan portfolio, net of
       unearned discounts and deferred fees                                       $ 18,898         $  30,470         $  17,958
====================================================================================================================================

(1)  For the years ended  December 31, 1995,  1994,  and 1993,  $241,000,  $25.0
     million, and $64.5 million of loans, respectively, were converted into mortgage-backed securities and subsequently sold.

The accrual of interest on commercial and mortgage loans is generally discontinued when loans become 90 days past due and when, in management's judgement, it is determined that a reasonable doubt exists as to collectibility. The accrual of interest is also discontinued on residential and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by real estate with a loan to value less than 80% where the accrual of interest ceases at 180 days. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent, unless secured by real estate and meeting the above mentioned criteria. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received. A loan remains on non-accrual status until the factors which indicate doubtful collectibility no longer exist, or the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for possible loan losses.


The following table details the Bank's non-performing assets at December 31:

------------------------------------------------------------------------------------------------------------------------------------
                                              1995              1994             1993              1992            1991
------------------------------------------------------------------------------------------------------------------------------------
     Loans accounted for on a
       non-accrual basis                    $  3,879          $ 4,369          $  5,743          $  6,539         $12,774
     Accruing loans 90 or
       more days past due                         --              182               308               423           1,234
------------------------------------------------------------------------------------------------------------------------------------
         Total non-performing loans            3,879            4,551             6,051             6,962          14,008
     REO, net of related reserves (1)            728            4,534            11,577            27,867          36,419
------------------------------------------------------------------------------------------------------------------------------------
         Total non-performing assets        $  4,607          $ 9,085          $ 17,628          $ 34,829         $50,427
------------------------------------------------------------------------------------------------------------------------------------
     Non-performing loans as a
       percentage of total loans                1.71%            2.19%             3.42%             4.37%           7.03%
====================================================================================================================================
     Non-performing assets as a
       percentage of total assets               1.33%            2.61%             5.29%            11.95%          16.13%
====================================================================================================================================

(1) Includes real estate acquired by foreclosure and by deed in lieu of foreclosure. Prior to 1993, also includes loans deemed in- substance foreclosure.

Gross interest income that would have been recorded during 1995, 1994 and 1993 if the Company's non-performing loans at the end of such periods had been performing in accordance with their terms during such periods was $242,000, $430,000 and $287,000, respectively. The amount of interest income that was actually recorded during 1995, 1994 and 1993 with respect to such non-performing loans amounted to approximately $174,000, $23,000, and $20,000, respectively.

The $3.9 million of non-accrual loans at December 31, 1995 consists of $995,000 of loans secured by single-family residential property, $2.4 million of loans secured by commercial property, $31,000 of commercial business loans, $17,000 of construction loans and $400,000 of consumer loans. The $728,000 of REO at December 31, 1995 consisted of three single-family residences and four undeveloped residential lots.

Delinquencies

All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual.

The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by delinquent loans at the dates indicated:

------------------------------------------------------------------------------------------------------------------------------------
As of December 31,                                                 1995                   1994                   1993
------------------------------------------------------------------------------------------------------------------------------------
                                                            Amount     Percent     Amount    Percent      Amount    Percent
                                                            ------     -------     ------    -------      ------    -------
Delinquencies:
   30 to 59 days                                             $ 2,973   1.31%      $    719    .35%        $ 1,579    .89%
   60 to 89 days                                                 450    .20            282    .14             332    .19
   90 or more days and non-accrual loans (1)                   3,879   1.71          4,551   2.19           6,051   3.42
------------------------------------------------------------------------------------------------------------------------------------
           Total                                             $ 7,302   3.22%      $  5,552   2.68%        $ 7,962   4.50%
====================================================================================================================================

(1) Includes $0, $182,000, and $308,000 in loans that are accruing interest at December 31, 1995, 1994 and 1993, respectively.

Allocation of the Allowance for Possible Losses

The following table details the allocation of the allowances for possible loan losses to the various loan categories at the dates indicated. The allocation is not necessarily indicative of the categories in which future loan losses will occur, and the entire allowance is available to absorb losses in any category of loans.

------------------------------------------------------------------------------------------------------------------------------------
December 31,                       1995                1994                 1993                 1992                 1991
------------------------------------------------------------------------------------------------------------------------------------
                                       Percent of          Percent of           Percent of           Percent of           Percent of
                                        Loans to            Loans to             Loans to             Loans to             Loans to
                                         Total                Total                Total                Total                Total
                              Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
------------------------------------------------------------------------------------------------------------------------------------
Residential real estate       $  148     40.21%    $  268     48.12%    $  194     45.26%    $  168     34.27%    $  139     32.16%
Commercial real estate         1,045     36.00        917     34.33      1,403     38.69      1,908     44.38      2,920     36.75
Real estate construction         286      6.28        125      2.59        149      2.22        207      3.79      1,784     12.24
Commercial business              166      7.61        152      5.78        294      5.22        315      7.56        534     10.69
Consumer                          75      9.90         41      9.18         73      8.61        105     10.00        106      8.16
------------------------------------------------------------------------------------------------------------------------------------
         Total                $1,720    100.00%    $1,503    100.00%    $2,113    100.00%    $2,703    100.00%    $5,483    100.00%
====================================================================================================================================


The following table details the Bank's allowance for possible loan losses for the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                   1995             1994             1993             1992             1991
------------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding                          $213,525         $189,053         $166,419         $180,695         $250,127
------------------------------------------------------------------------------------------------------------------------------------
Balance beginning of period                        $  1,503         $  2,113         $  2,703         $  5,483         $  4,123

  Charge-offs:
  Residential real estate                                20               --              148               86                9
  Commercial real estate                                 --            1,160              810            1,395            3,339
  Real estate construction                              100               50                5              626            2,565
  Consumer                                               26               20               89              209              414
  Commercial                                            281               88              283              814            2,588
------------------------------------------------------------------------------------------------------------------------------------
      Total charge-offs                                 427            1,318            1,335            3,130            8,915
------------------------------------------------------------------------------------------------------------------------------------

Recoveries:
  Residential real estate                                --               --               42                5               --
  Commercial real estate                                 --               --               --               --               --
  Real estate construction                                1              137               72                4               --
  Consumer                                               15               14               25               30               38
  Commercial                                              3               36              137               36               93
------------------------------------------------------------------------------------------------------------------------------------
      Total recoveries                                   19              187              276               75              131
------------------------------------------------------------------------------------------------------------------------------------

Net charge-offs                                         408            1,131            1,059            3,055            8,784

Additions charged
  to operations                                         625              521              368              275           10,144

Additions acquired (1)                                   --               --              101               --               --
------------------------------------------------------------------------------------------------------------------------------------
      Total additions                                   625              521              469              275           10,144
------------------------------------------------------------------------------------------------------------------------------------

Balance at end
  of period                                        $  1,720         $  1,503         $  2,113         $  2,703         $  5,483
====================================================================================================================================
Ratio of net charge-
  offs during the period
  to average loans out-
  standing during the
  period                                                .19%             .60%             .64%            1.69%            3.51%
====================================================================================================================================
Ratio of allowance for
  possible loan losses to non-
  performing loans at end of period                   44.34%           33.03%           34.92%           38.83%           39.14%
====================================================================================================================================

(1)  In conjunction with the Rosemont branch purchase on July 1, 1993.


An allowance for possible loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance for possible loan losses is based upon examination of the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, the results of the most recent regulatory examinations, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making such evaluations.


Average Balances of the Company's Deposits

------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                         1995                 1994                 1993                 1992
                                                         ----                 ----                 ----                 ----
                                                    Amount    Rate       Amount    Rate       Amount    Rate       Amount    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits:
NOW and Super NOW                                 $ 26,661    2.69%    $ 21,932    2.43%    $ 17,488    2.39%    $ 15,677    3.39%
Money market accounts                               33,577    3.10       41,428    2.75       42,128    2.82       41,440    3.69
Passbook and statement
   savings                                          27,290    2.87       27,808    2.95       21,212    2.94       16,592    3.49
Time deposits                                      177,972    5.46      168,250    4.56      159,973    4.47      166,556    5.45
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits                 265,500    4.62%     259,418    3.92%     240,801    3.89%     240,265    4.88%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits                       20,210               16,713               13,778               14,398
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                 $285,710             $276,131             $254,579             $254,663
------------------------------------------------------------------------------------------------------------------------------------

The following table presents the interest rate and maturity information for the Bank's time deposits at December 31, 1995.


------------------------------------------------------------------------------------------------------------------------------------
                                                                             Maturity Date
                                          ----------------------------------------------------------------------------------
                                            One Year                                                Over
                                             or less           1-2 Years        2-3 Years          3 Years        Total
------------------------------------------------------------------------------------------------------------------------------------
 Interest Rate
  2.00 -- 3.99%                            $   1,972          $    62          $    121           $    77        $  2,232
  4.00 -- 5.99%                               97,637           34,739             4,880             4,105         141,361
  6.00 -- 7.99%                               16,179           12,032             2,801             8,772          39,784
  8.00 -- 9.99%                                  100               28                50                43             221
 10.00 -- 11.99%                                  --               --                --                13              13
------------------------------------------------------------------------------------------------------------------------------------
                                           $ 115,888          $46,861          $  7,852           $13,010        $183,611
------------------------------------------------------------------------------------------------------------------------------------


The Bank's time deposits of $100,000 or more totalled $22.4 million at December 31, 1995, which mature as follows: $8.6 million within three months; $5.9 million between three and six months; $4.4 million between six and twelve months; and $3.5 million after twelve months.

The ability of the Bank to attract and maintain  deposits and the Bank's cost of
funds  on  these  deposit   accounts  have  been,   and  will  continue  to  be,
significantly affected by economic and competitive conditions.

FHLB Advances

The following table presents certain information regarding FHLB advances:

--------------------------------------------------------------------------------
For the years ended December 31,            1995          1994           1993
--------------------------------------------------------------------------------

Average balance outstanding              $   44,177    $   44,007    $   48,702
Maximum amount outstanding at
  any month-end during the period            50,845        57,244        61,067
Weighted average interest rate
  during the period                            6.37%         5.00%         4.29%
Weighted average interest rate
  at end of the period                         6.53%         6.35%         4.45%


The Bank continued to utilize advances from the FHLB in 1995. Total advances outstanding were $25.4 million at December 31, 1995, a decrease of $18.7 million from year end 1994.

Item 2. Properties

The Company's and the Bank's executive offices are located at the Plymouth Meeting Executive Campus, Plymouth Meeting, Pennsylvania. The Bank conducts business from nine branch offices in Bridgeport, Plymouth Meeting, Conshohocken, King of Prussia, Norristown, Jeffersonville, the Andorra community of Philadelphia, Rosemont and Paoli, Pennsylvania, one of which one is owned and eight are leased.

Item 3. Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business which management, after reviewing the foregoing actions with legal counsel, is of the opinion that the liability, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company.

Item 4. Submissions of Matters to a Vote of Security Holders

Not applicable.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The information required herein is incorporated by reference from page 39 of the Company's 1995 Annual Report to Stockholders, which is included herein as
Exhibit 13 ("Annual Report")

Item 6. Selected Financial Data.

The information required herein is incorporated by reference from page 9 of the Company's 1995 Annual Report to Stockholders.

Item 7. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 10 to 18 of the Company's 1995 Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 19 to 40 of the Company's 1995 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained in the section titled "Election of Directors" in the Company's definitive Proxy Statement for the 1996 Annual Meeting to be held April 30, 1996 (the "Proxy Statement"), with respect to the Directors of the Company is incorporated herein by reference.

Item 11. Executive Compensation

The  information   appearing  in  the  caption   "Executive   Compensation   and
Transactions" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information appearing in the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors" (with respect to security ownership by Directors) in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information  appearing in the caption   "Indebtedness  of Management" in the
Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

     Financial   Statement   schedules  are  not  required   under  the  related
     instructions of the Securities and Exchange Commission or are inapplicable and, therefore, have been omitted.

b. The following exhibits are incorporated by reference herein or are filed as part of this Annual Report:

            No.                            Exhibits
            ---                            --------

          *3.1 Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
                 1987)

          *3.2 By-Laws (Exhibit 3.2 to the Company's Registration Statement No. 33-3685 On Form S-4, filed with the Securities and Exchange Commission on March 3, 1986 [the "1986 Form S-4"])

          *10.1 Key Employee Stock Compensation Program (Exhibit 28 to the Company's Registration Statement No. 33-10160 on Form S-8, filed with the Securities and Exchange Commission on November 13, 1986)

          *10.2 Amendment dated December 15, 1987 to Key Employee Stock Compensation Program (Exhibit 4.2 to the Company's Registration Statement, No. 33-19570)

          *10.3 1993 Stock Incentive Plan (Exhibit 10.3 to the Company's Annual Report in Form 10-K for the year ended December 31, 1994)

          *10.4  1993  Directors'   Stock  Option  Plan  (Exhibit  10.4  to  the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1994)

          *10.5 Employment Agreement between Progress Financial Corporation, Progress Federal Savings Bank and W. Kirk Wycoff dated January 1, 1995 (Exhibit 10.6 to the Company's Registration Statement, No. 33-60817 on Form S-1, filed with the Securities and Exchange Commission on August 9, 1995)

          13     1995 Annual Report to Stockholders

          21     Subsidiaries of the Registrant

          23     Consent of Independent Accountants

c. On November 6, 1995 the Registrant filed Form 8-K with the Securities and Exchange Commission announcing the termination of the Agreement and Plan of Reorganization between Progress Financial Corporation and FJF Financial, M.H.C. pursuant to which Progress Federal Savings Bank was to merge with Roxborough Manayunk Federal Savings Bank.


*Incorporated by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.



                         PROGRESS FINANCIAL CORPORATION



     March 28, 1996                     BY: /s/ W. Kirk Wycoff
    ----------------                        ------------------------------------
          Date                              W. Kirk Wycoff, Chairman, President
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ W. Kirk Wycoff                                      March 28, 1996
-----------------------------------                     --------------
W. Kirk Wycoff, Chairman, President                          Date
and Chief Executive Officer

/s/ William O. Daggett, Jr.                             March 28, 1996
-----------------------------------                     --------------
William O. Daggett, Jr., Director                            Date

/s/ Joseph R. Klinger                                   March 28, 1996
-----------------------------------                     --------------
Joseph R. Klinger, Director                                  Date

/s/ John E. Flynn Corson                                March 28, 1996
-----------------------------------                     --------------
John E. Flynn Corson, Director                               Date

/s/ Donald F. U. Goebert                                March 28, 1996
-----------------------------------                     --------------
Donald F. U. Goebert, Director                               Date

/s/ Paul M. LaNoce                                      March 28, 1996
-----------------------------------                     --------------
Paul M. LaNoce, Director                                     Date

/s/ William L. Mueller                                  March 28, 1996
-----------------------------------                     --------------
William L. Mueller, Director                                 Date

/s/ Charles J. Tornetta                                 March 28, 1996
-----------------------------------                     --------------
Charles J. Tornetta, Director                                Date


-----------------------------------                     --------------
A. John May, III, Director                                   Date

/s/ Frederick E. Schea                                  March 28, 1996
-----------------------------------                     --------------
Frederick E. Schea                                           Date
Sr. Vice President and
Chief Financial Officer