Form 10-Q
period 1996-03-31
PROGRESS FINANCIAL CORP
filed 1996-05-15
CIK 790183

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-Q

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1996.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
___________________.

Commission File Number: 0-14815


                        PROGRESS FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)


            Delaware                                          23-2413363
- - -------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


Plymouth Meeting Executive Campus
600 West Germantown Pike
Plymouth Meeting, Pennsylvania                         19462-1060
- - ---------------------------------------                ----------
(address of principal executive offices                (Zip Code)

Registrant's telephone number, including area code:    (610) 825-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No
      ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($1.00 par value)                      3,730,000
     ------------------------------            ----------------------------
         Title of Each Class                   Number of Shares Outstanding
                                                     as of May 13, 1996

                        PROGRESS FINANCIAL CORPORATION
                             Table of Contents



                        PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 1996 (unaudited) and December 31, 1995.................   3

         Consolidated Statements of Operations for the three months
         ended March 31, 1996 and 1995 (unaudited)........................   4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1996 and 1995 (unaudited)........................   5

         Notes to Consolidated Financial Statements (unaudited)...........   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (unaudited)................................   8


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................  27

Item 2.  Changes in Securities............................................  27

Item 3.  Defaults upon Senior Securities..................................  27

Item 4.  Submission of Matters to a Vote of Security Holders..............  27

Item 5.  Other Information................................................  27

Item 6.  Exhibits and Reports on Form 8-K.................................  27

         Signatures.......................................................  28

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        March 31,          December 31,
                                                                          1996                 1995
                                                                        ---------          -----------
                                                                             (Dollars in thousands)
                                                                                  (unaudited)

ASSETS
Cash and due from banks:
  Interest bearing                                                      $  8,691            $  4,780
  Non-interest bearing                                                     6,979               2,309
Investment securities:
  Available for sale at fair value (amortized cost:
   $5,520 in 1996 and $5,527 in 1995)                                      5,456               5,504
  Held to maturity (fair value: $1,937 in 1996 and $2,149
   in 1995)                                                                1,937               2,149
Mortgage-backed securities:
  Available for sale at fair value (amortized cost: $39,800
   in 1996 and $37,244 in 1995)                                           39,225              36,842
  Held to maturity at amortized cost (fair value: $49,376
   in 1996 and $52,090 in 1995)                                           50,587              52,833
Loans, net of unearned discounts and deferred fees                       214,980             223,370
  Less: allowance for loan losses                                         (2,050)             (1,720)
                                                                        --------            --------
        Net loans                                                        212,930             221,650
Loans held for sale (fair value: $3,351 in 1996 and $3,160 in 1995)        3,329               3,153
Real estate owned, net                                                       760                 728
Premises and equipment                                                     6,351               2,182
Accrued interest receivable                                                2,264               2,280
Deferred Income Taxes                                                      3,117               3,417
Other assets                                                               6,365               7,567
                                                                        --------            --------
        TOTAL ASSETS                                                    $347,991            $345,394
                                                                        ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $298,100            $297,260
  Advances from the Federal Home Loan Bank                                21,000              25,400
  Subordinated debt and other borrowings                                   6,000               3,000
   Advance payments by borrowers for taxes and insurance                   1,705               2,312
  Accrued interest payable                                                   899                 722
  Other liabilities                                                        1,063                 293
                                                                        --------            --------
        TOTAL LIABILITIES                                                328,767             328,987
                                                                        --------            --------
Stockholders' equity:
  Serial preferred stock - 1,000,000 shares authorized
   but unissued                                                              ---                 ---
  Junior participating preferred stock - $ .01 par value
   - 1,010 shares authorized but unissued                                    ---                 ---
  Common stock - $1 par value; 6,000,000 shares authorized;
   3,780,000 and 3,280,000 shares issued at March 31, 1996 and
   December 31, 1995, respectively                                         3,780               3,280
  Capital surplus                                                         17,706              15,706
  Unearned Employee Stock Ownership Plan                                    (263)                ---
  Retained earnings (deficit)                                             (1,521)             (2,238)
  Unrealized loss on securities available for sale, net of deferred
   income taxes                                                             (478)               (341)
                                                                        --------            --------
        TOTAL STOCKHOLDERS' EQUITY                                        19,224              16,407
                                                                        --------            --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $347,991            $345,394
                                                                        ========            ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For The Three Months
                                                   Ended March 31,
                                                1996            1995
                                              ---------      ---------
                                               (Dollars in thousands)
                                                     (unaudited)
INTEREST INCOME:
  Loans, including fees                          $5,059         $4,548
  Mortgage-backed securities                      1,384          1,654
  Investment securities                             117            267
  Other                                              75             29
                                              ---------      ---------
    Total interest income                         6,635          6,498

INTEREST EXPENSE:
  Deposits                                        3,032          2,839
  Advances from the Federal Home
  Loan Bank                                         407            749
  Subordinated debt and other borrowings             72             66
                                              ---------      ---------
    Total interest expense                        3,511          3,654
                                              ---------      ---------
Net interest income                               3,124          2,844
Provision for loan losses                           300            100
                                              ---------      ---------
Net interest income after provision for
  loan losses                                     2,824          2,744
                                              ---------      ---------

OTHER INCOME:
  Mortgage origination and servicing                183            207
  Service charges on deposits                       235            231
  Gain (loss) from mortgage banking activities       40             (1)
  Gain on sale of mortgage servicing rights         924            ---
  Gain ( loss) from sales of securities             109            (35)
  Loss on properties sold                            (6)           (24)
  Other                                              61             24
                                              ---------      ---------
    Total other income                            1,546            402
                                              ---------      ---------

OTHER EXPENSE:
  Salaries and employee benefits                  1,507          1,200
  Occupancy                                         364            325
  Data processing                                   225            191
  Furniture, fixtures, and equipment                161            127
  Insurance premiums                                269            258
  Provision for real estate owned                   ---             75
  Loan and real estate owned expense, net            86             43
  Professional services                             222            274
  Other                                             449            275
                                              ---------      ---------
    Total other expense                           3,283          2,768
                                              ---------      ---------

Income before income taxes                        1,087            378
Income tax expense                                  370            ---
                                              ---------     ---------
Net income                                       $  717         $  378
                                              =========     =========
Net income per share                             $  .19         $  .12
                                              =========      =========
Average shares outstanding                    3,695,771      3,275,000
                                              =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For The Three Months
                                                                   Ended March 31,
                                                                1996           1995
                                                               -------        -------
                                                               (Dollars in thousands)
                                                                     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 717          $ 378
  Add (deduct) items not affecting cash flows
   from operating activities:
    Depreciation and amortization                                  166            132
    Provision for real estate owned                                ---             75
    Provision for loan losses                                      300            100
    Deferred income tax expense                                    370            ---
    (Gain) loss from mortgage banking activities                   (40)             1
    (Gain) loss from sales of securities available for sale       (109)            35
    Loss on properties sold                                          6             24
    Amortization of deferred loan fees                            (208)          (129)
    Amortization of premiums/accretion
      of discounts on securities                                   159            145
  Originations and purchases of loans held for sale             (5,274)        (1,009)
  Sales of loans                                                 5,139            631
  Decrease in accrued interest receivable                           16             51
  Increase in other assets                                      (1,591)          (388)
  Increase in other liabilities                                    770            161
  Increase in accrued interest payable                             177            237
                                                               -------        -------
Net cash flows provided by operating activities                    598            444
                                                               -------        -------


                                                                   (CONTINUED)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                               For The Three Months
                                                                  Ended March 31,
                                                                1996           1995
                                                               -------        -------
                                                               (Dollars in thousands)
                                                                     (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         $(1,185)       $  (141)
  Repayments on mortgage-backed securities held to maturity      2,144          2,939
  Repayments on mortgage-backed securities available for sale    2,614            103
  Purchases of mortgage-backed securities available for sale    (9,794)           ---
  Sales of mortgage-backed securities available for sale        14,556            ---
  Net increase in loans                                         (1,742)        (4,345)
  Purchases of investments held to maturity                        ---           (395)
  Proceeds from sales of investments available for sale            ---            965
  Maturities of investments held to maturity                       212            229
  Proceeds from sales of real estate owned                         107            297
  Advances for construction of real estate owned                   ---           (316)
                                                               -------        -------
  Net cash flows provided by (used in) investing activities      6,912           (664)
                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in demand, NOW and saving deposits     1,771         (7,485)
  Net (decrease) increase in time deposits                        (931)         1,376
  Net increase (decrease) in advances from
   the Federal Home Loan Bank                                   (4,400)         3,769
  Net increase (decrease) in advance payments by borrowers
   for taxes and insurance                                        (607)             3
  Net increase in other borrowings                               3,000            ---
  Net proceeds from issuance of common stock                     2,238            ---
                                                               -------        -------
Net cash flows provided by (used in) financing activities        1,071         (2,337)
Net increase (decrease) in cash and cash equivalents             8,581         (2,557)
Cash and cash equivalents:
  Beginning of year                                              7,089          8,075
                                                               -------        -------
  End of period                                                $15,670        $ 5,518
                                                               =======        =======
Supplemental disclosures:
  Non-monetary transfers:
    Net conversion of loans receivable to real estate owned    $   139        $   ---
                                                               =======        =======
    Securitization of mortgage loans into mortgage-backed
      securities                                               $ 9,982        $   ---
                                                               =======        =======
    Transfer of balance on property for Company use from
      other assets to premises and equipment                   $ 3,150        $   ---
                                                               =======        =======
  Cash payments for:
  Income taxes                                                 $   ---        $   ---
                                                               =======        =======
  Interest                                                     $ 3,333        $ 3,416
                                                               =======        =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1995 Annual Report and Form 10-K. Prior period amounts have been reclassified when necessary to conform with current period classifications. The Company's principal subsidiary is Progress Bank
     (the "Bank").

     The year end consolidated statement of financial condition was derived from the Company's 1995 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2) In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") which is effective for the
     Company beginning January 1, 1996.    SFAS 122 requires the
     recognition of separate assets relating to the rights to service mortgage loans based on their fair value if it is practicable to estimate the value. Additionally, the fair value of servicing assets is measured at each reporting date to determine any potential impairment. The statement applies prospectively to transactions entered into in 1996, therefore, there is no cumulative effect at January 1, 1996, when the statement was adopted. The statement did not have a significant effect on the financial position or results of operation of the Company.

(3)  DEPOSIT INSURANCE PREMIUMS

     Currently, the Bank pays an insurance premium to the Federal Deposit Insurance Corporation ("FDIC") equal to .29% of its total deposits. Federal law requires that the FDIC maintain the reserve level of each of the SAIF and the BIF at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums.
     The BIF reached this level during 1995. The FDIC reduced the insurance premiums to a range between 0% and .27% for members of BIF while maintaining the current range of between .23% and .31% of deposits for members of SAIF. A one time assessment on thrift institutions sufficient to recapitalize the SAIF to a level which would at least approach that of the BIF is being considered by Congress in the 1997 budget. This assessment could approximate $2.4 million. While there can be no assurance that this or any other idea for addressing the premium disparity will in fact materialize, an assessment of this kind could have a material adverse impact on the Company's results of operations and financial position.

(4) In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS"), which is effective for the Company beginning January 1, 1996. SFAS 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Bulletin Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). The FASB encourages entities to adopt the fair value based method, but does not require the adoption of this method. For those entities that continue to apply APB 25, pro forma disclosure of the effects, if adopted, of SFAS 123 on net income and earning per share are required in the 1996 financial statements. The Company will continue to apply APB 25 and therefore, there will be no impact on the financial position and results of operations.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 1996 data.

                                  SUMMARY

The Company recorded net income of $717 thousand or $.19 per share for the three months ended March 31, 1996 in comparison with net income of $378 thousand or $.12 per share for the three months ended March 31, 1995 . Return on average stockholders' equity was 15.78% and return on average assets was .84% for the three months ended March 31, 1996 compared to 11.42% and .44%, respectively, for the three months ended March 31, 1995.

Net interest income was $3.1 million and $2.8 million for the three months ended March 31, 1996 and 1995, respectively. Operating results for the three months ended March 31, 1996 and 1995 included $300 thousand and $100 thousand, respectively, in provision for losses on loans. Other income for the three months ended March 31, 1996 included a gain of $924 thousand on the sale of $85.0 million of mortgage servicing rights and a $109 thousand gain on the sale of securities. Other expense totalled $3.3 million for the three months ended March 31, 1996 in comparison with $2.8 million for the same period in 1995. The increase of $515 thousand is primarily due to increased salaries and employee benefits and increased other operating expenses. Increases in other operating expenses include printing of $37 thousand and $75 thousand relating to subsidiary operating expenses. No provision was required for real estate owned for the three months ended March 31, 1996.

As a result of a determination of the outlook for future taxable income, the deferred tax valuation allowance was eliminated in the latter part of 1995. A tax provision of $370 thousand was provided for the three months ended March 31, 1996. No income tax was provided for the three months ended March 31, 1995.

In January, 1996, the Company completed a successful offering of 500,000 shares of its common stock. At the time of the offering, 50,000 shares were reserved for the Company's Employee Stock Ownership Plan. Net proceeds of the offering were $2.2 million. $1.8 million of the proceeds were contributed to the Bank for 12% non cumulative preferred stock.

Loans decreased $8.4 million during the three months ended March 31, 1996 through repayments, sales and securitizations. The increase in premises and equipment during the three months ended March 31, 1996 is attributable to the transfer from other assets of an office building that will be used as the Company's new corporate headquarters.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 1996, net interest income amounted to $3.1 million in comparison with $2.8 million for the same period in 1995.
Net interest income for the three months ended March 31, 1996 was impacted by a $7.0 million decrease in average interest-earning assets, while average interest-bearing liabilities decreased $12.2 million. The interest rate spread increased 32 basis points in 1996 compared to the same period in 1995, primarily due to a 27 basis point increase in the average yield on interest-earning assets and a 4 basis point decrease in the average rate on interest-bearing liabilities.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

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

                                                                        For The Three Months Ended March 31,
                                                                        1996                        1995
                                                                        -----------------------------------
                                                                              (Dollars in Thousands)

                                               Average                          Yield/      Average                         Yield/
                                               Balance         Interest         Rate(1)     Balance         Interest        Rate(1)
                                               --------        --------         -------     --------        --------        ------
Interest-earning assets:
  Mortgage loans (2)                           $186,641         $4,142           8.93%      $178,705         $3,812          8.65%
  Mortgage-backed securities (2)                 85,152          1,384           6.54        101,454          1,654          6.61
  Other loans                                    39,823            917           9.26         31,710            736          9.41
  Investment securities and other
    interest-earning assets (3)                  11,700            192           6.60         18,490            296          6.49
                                               --------        --------         -------     --------        --------        ------
    Total interest-earning assets               323,316         $6,635           8.25%       330,359         $6,498          7.98%
                                                               --------         -------                     --------        ------
Non-interest-earning assets                      19,495                                       17,201
                                               --------                                     --------
    Total assets                               $342,811                                     $347,560
                                               ========                                     ========

Interest-bearing liabilities:
  Interest-bearing deposits:
   NOW and Super NOW                           $ 26,632        $   137           2.07%      $ 24,870        $   161          2.63%
   Money market accounts                         34,196            260           3.06         34,960            225          2.96
   Passbook and statement savings                27,624            186           2.71         27,603            200          2.94
   Time deposits                                181,783          2,450           5.42        173,023          2,223          5.21
                                               --------        --------         -------     --------        --------        ------
    Total interest-bearing deposits             270,235          3,033           4.51        260,456          2,839          4.42
  Advances from the Federal Home Loan Bank       22,988            372           6.51         47,506            749          6.39
  Subordinated debt and other borrowing           5,580            106           7.64          3,000             66          8.92
                                               --------        --------         -------     --------        --------        ------
    Total interest-bearing liabilities          298,803         $3,511           4.73%       310,962         $3,654          4.77%
                                                               --------         -------                     --------        ------
Non-interest-bearing liabilities                 25,730                                       23,177
                                               --------                                     --------
    Total liabilities                           324,533                                      334,139

Stockholders' equity                             18,278                                       13,421
                                               --------                                     --------

    Total liabilities and stockholders'
     equity                                    $342,811                                     $347,560
                                               ========                                     ========

Net interest income; interest rate spread (4)                   $3,124           3.53%                       $2,844          3.21%
                                                              ========         =======                     ========        =======

Net interest margin (4)                                                          3.89%                                       3.49%
                                                                               =======                                     =======
Average interest-earning assets to average
  interest-bearing liabilities                                                 108.20%                                     106.24%
                                                                               =======                                     =======


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

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------


Total interest income amounted to $6.6 million for the three months ended March 31,1996, a $138 thousand or 2.1% increase when compared to the same period in 1995. Interest income on mortgage loans increased $330 thousand, as the average balance outstanding increased $7.9 million and the average yield increased 28 basis points. Interest income on mortgage-backed securities decreased $270 thousand, as the average balance decreased $16.3 million, while the average yield decreased 7 basis points. Interest income on other loans increased $181 thousand, as the average balance outstanding increased $8.1 million and the average yield decreased 15 basis points. Interest income on investment securities and other interest-earning assets decreased $104 thousand, as the average balance decreased $6.8 million, which offset an 11 basis point increase in the average yield.

Total interest expense amounted to $3.5 million for the three months ended March 31, 1996, a $143 thousand or 3.9% decrease in comparison to the same period in 1995. Interest expense on deposits decreased $3 thousand, as the average rate on deposits decreased 69 basis points and the average balance decreased $1.0 million. Interest expense on Federal Home Loan Bank of Pittsburgh ("FHLB") advances decreased $377 thousand, as the average rate increased 12 basis points, which offset a $24.5 million decrease in the average balance. These increases reflect the general overall trend in interest rates over the past year. Interest expense on subordinated debt and other borrowings amounted to $106 thousand for the three months ended March 31, 1996 as compared to $66 thousand for the three months ended March 31, 1995.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES

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

During the three months ended March 31, 1996, the Company recorded a $300 thousand provision compared with $100 thousand for the comparable period in 1995, and had net recoveries of $30 thousand during the three months ended March 31, 1996 in comparison with $9 thousand in net recoveries during the comparable period in 1995. At March 31, 1996, the allowance for loan losses amounted to $2.1 million or .95% of total loans and 53.05% of total non-performing loans. See "Non-Performing Assets - Allowance for Loan Losses."

The Company's allowance for loan losses increased by $439 thousand or 27.2% from March 31, 1995 to March 31, 1996. The provision for possible loan losses of $300 thousand for the three months ended March 31, 1995 was considered necessary by management to maintain the allowance for possible loan losses at an adequate level. The ratio of delinquent loans to the total loan portfolio increased to 4.24% at March 31, 1996 versus 2.6% at March 31, 1995.

Although management utilizes its best judgement in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible loan losses in the future as a result of adverse market conditions for loans in the Company's primary market area, future increases in non-performing loans or for other reasons. Any such increase could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses and the carrying value of its other non-performing assets. Such agencies may require the Company to recognize additions to its allowance for possible losses on loans and allowance for possible losses on REO based on their judgement about information available to them at the time of their examination. The Company and the Bank were most recently examined by the Office of Thrift Supervision as of September 30, 1995.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
OTHER INCOME

The following table details other income for the periods indicated.



                                                 For The Three Months
                                                   Ended March 31,
                                                   1996        1995
                                                 -------      ------
                                                 (Dollars in thousands)
                                                      (unaudited)

Other income:
 Mortgage origination and servicing              $  183       $  207
 Service charges on deposits                        235          231
 Gain (loss) from mortgage banking activities        40           (1)
 Gain on sale of mortgage servicing rights          924          ---
 Gain (loss) from sales of securities               109          (35)
 Loss on properties sold                             (6)         (24)
 Other                                               61           24
                                                -------       ------
     Total other income                         $ 1,546       $  402
                                                =======       ======


Total other income amounted to $1.5 million for the three months ended March 31, 1996, an increase of $1.1 million compared with the $402 thousand in other income for the three months ended March 31, 1995. The increase in other income for the three months ended March 31, 1996 compared to March 31, 1995 primarily relates to the $924 thousand gain on the sale of mortgage servicing rights and the $109 thousand gain on the sale of securities. The Company's portfolio of loans serviced for others amounted to $329 million and $272 million at March 31, 1996 and 1995.

The Company may decide to sell securities from its investment and mortgage-backed securities classified as available for sale in accordance with its asset/liability strategy or in response to change in interest rates, prepayment rates, the need to increase the Bank's regulatory capital or similar factors. The ability to recognize gains from mortgage banking activities and sales of securities is dependent on market and economic conditions and, accordingly, there can be no assurance of gains in future periods or that there will not be significant inter-period variation in the results of such activities. In 1996, the Company intends to sell substantially all residential mortgage loan originations in the secondary market or to private investors. The Company's lending activities include the origination of nonconforming residential mortgage loans.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
OTHER EXPENSE

The following table details other expense for the periods indicated.


                                                 For The Three Months
                                                    Ended March 31,
                                                   1996      1995
                                                 -------   -------
                                                 (Dollars in thousands)
                                                      (unaudited)

Other expense:
 Salaries and employee benefits                  $1,507    $1,200
 Occupancy                                          364       325
 Data processing                                    225       191
 Furniture, fixtures and equipment                  161       127
 Insurance premiums                                 269       258
 Provision for real estate owned                    ---        75
 Loan and real estate owned expense, net             86        43
 Professional services                              222       274
 Other                                              449       275
                                                 ------    ------
    Total other expense                          $3,283    $2,768
                                                 ======    ======


Total other expense amounted to $3.3 million for the three months ended March 31, 1996, an increase of $515 thousand from the $2.8 million recognized during the comparable 1995 period, primarily due to increases in salaries and employee benefits related to the hiring of additional loan officers to expand lending activities and additional personnel in the three months ended March 31, 1996 for subsidiaries acquired subsequent to March 31, 1995. Other miscellaneous expenses increased $174 thousand due primarily to costs related to the subsidiaries acquired in 1995.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

INCOME TAX EXPENSE

The Company recorded income tax expense of $370 thousand for the three months ended March 31, 1996. At March 31, 1996, the Company had a net operating loss carryforward for federal income tax purposes of approximately $6.8 million which expires in 2007 through 2009.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a prospective basis in the first quarter of 1993. Under SFAS 109, deferred income taxes are recognized in full, subject to a valuation allowance for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense consists of $370 thousand of deferred federal income tax and no current tax due to the net operating loss carryforward. Tax expense during the period ended March 31, 1995 was offset by the partial recognition of a net operating loss carryforward.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
FINANCIAL CONDITION

LIQUIDITY AND FUNDING

The Company must maintain sufficient liquidity to meet the funding needs of current loan demand, savings deposit withdrawals and to pay operating expenses. The Company generally has no significant source of income other than dividends from the Bank and its other subsidiaries and any fees paid by the Bank and its other subsidiaries to the Company. In April 1995, the Bank began paying a monthly management fee to the Company in order to compensate the Company for certain operating expenses. Such operating expenses consist primarily of accounting, tax, legal, transfer agent and other stockholder related expenses of the Company and interest on subordinated debt.

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The Bank's average liquidity ratio for the three months ended March 31, 1996 was 6.39%.

The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits and advances from the FHLB.

The Company's primary source of funds has historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB and sales of investment securities, loans and mortgage-backed securities. During the three months ended March 31, 1996, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments and maintain its liquidity.

For the three months ended March 31, 1996, cash was provided by operating and financing activities and used in investing activities. Operating activities provided $598 thousand of cash, primarily due to sales of loans totalling $5.1 million. Investing activities provided $6.9 million in cash as sales and repayments of mortgage-backed securities exceeded purchases of such securities and capital expenditures. In addition, financing activities provided $1.1 million in cash primarily from a common stock offering that generated $2.2 million which was partially offset by a reduction in other debt. Net deposits increased $840 thousand during the three months ended March 31, 1996.

At March 31, 1996, the Company had $57.8 million in loan commitments to extend credit and $621 thousand in letters of credit outstanding. At March 31, 1996, FHLB advances which were scheduled to mature through March 31, 1997 totalled $8.0 million. The subordinated debentures are due June 30, 2004 and are not redeemable prior to July 1, 1996. At March 31, 1996, the total amount of time deposits which were scheduled to mature through March 31, 1997 totalled $130.2 million.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

Management has focused considerable attention on the retention of the Company's core deposit base, which has been impacted by increased competition for deposit funds.

The Company's deposits are obtained primarily from residents near the Bank's six full service offices in Montgomery County, one office in Delaware County, one office in Chester County and one office in the Andorra section of Philadelphia. The Bank generally does not advertise for deposits outside of its market area and does not use brokers to solicit deposits on its behalf. The Bank has a drive-up banking facility at one of its offices and has automated teller machines ("ATM's") at all of its offices.

The Company offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits increased $840 thousand during the three months ended March 31, 1996 from $297.3 million at December 31, 1995 to $298.1 million at March 31, 1996. The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a bank's assets or on the FHLB's assessment of the bank's creditworthiness. The FHLB credit policies may change from time to time at its discretion.

The following table presents certain information regarding FHLB advances and other borrowings for the periods indicated.


                                              At or For the Three Months
                                                 Ended March 31,
                                                1996              1995
                                              ---------        ---------
                                               (Dollars in thousands)

    Average balance outstanding                 $22,988         $47,506
    Maximum amount outstanding at
       any month-end during the period          $23,500         $47,821
    Weighted average interest rate
      during the period                            6.51%           6.39%
    Weighted average interest rate at end
      of the period                                6.28%           6.41%



The Company continued to utilize advances from the FHLB as a source of funds to meet loan demand during the three months ended March 31, 1996. FHLB advances decreased $4.4 million to $21.0 million at March 31, 1996 from $25.4 million at December 31, 1995.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

CAPITAL RESOURCES

The Bank is required pursuant to OTS regulations to have (i) tangible capital equal to at least 1.5% of adjusted total assets, (ii) core capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At March 31, 1996, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk-based capital at March 31, 1996:



                                                 Tangible            Core               Risk-Based
                                                 Capital      %     Capital        %      Capital        %
                                                 --------   -----   --------     -----   ---------     ------
                                                                  (Dollars in  thousands)
GAAP Capital                                     $ 21,363           $ 21,363             $ 21,363
General valuation allowance                           ---                ---                2,050
Unrealized loss on securities available for sale      478                478                  478
Goodwill                                             (123)              (123)                (123)
Non-qualifying deferred tax asset                  (1,921)            (1,921)              (1,921)
                                                 --------           --------             ---------
    Total                                          19,797   5.72%     19,797     5.72%     21,847      10.03%
                                                 --------   -----   --------     -----   ---------     ------

Minimum capital requirement                         5,190   1.50      10,380     3.00      17,429       8.00
                                                 --------   -----   --------     -----   ---------     ------

Regulatory  capital - excess                     $ 14,607   4.22%   $  9,417     2.72%   $  4,418       2.03%
                                                 ========   =====   ========     =====   ========      ======



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

At March 31, 1996, the Bank's leverage ratio was 5.72%, Tier 1 risk-based ratio was 9.09%, total risk-based ratio was 10.03%, and tangible equity ratio was 5.72%, based on leverage capital of $19,797,000, Tier 1 capital of $19,797,000, total risk-based capital of $21,847,000 and tangible equity capital of $19,797,000, respectively. As of March 31, 1996, the Bank was classified as "adequately capitalized."

CASH AND DUE FROM BANKS

Interest-bearing deposits in other banks totalled $8.7 million at March 31, 1996 in comparison with $4.8 million at December 31, 1995. At March 31, 1996, the Company also had $6.9 million in cash and non-interest bearing deposits in other banks compared with $2.3 million at December 31, 1995.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
INVESTMENT SECURITIES

The Company is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Company utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $30 thousand of such securities on its books at March 31, 1996.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated.


                                                   At March 31, 1996
                                                   -----------------
                                          Gross        Gross      Estimated
                             Amortized  Unrealized   Unrealized      Fair     Carrying
                              Cost (1)     Gains       Losses       Value      Value
                             ---------  -----------  ----------   ----------  --------
                                                 (Dollars in thousands)

AVAILABLE FOR SALE:
U.S. agency obligations      $ 5,490       $  ---      $ (64)     $ 5,426     $ 5,426
Equity investments                30          ---                      30          30
                             -------       ------      -----      -------     -------
  Total  available for sale  $ 5,520       $  ---      $ (64)     $ 5,456     $ 5,456
                             =======       ======      =====      =======     =======

HELD TO MATURITY:
FHLB stock, pledged          $ 1,937       $  ---      $ ---      $ 1,937     $ 1,937
                             -------       ------      -----      -------     -------
  Total  held maturity       $ 1,937       $  ---      $ ---      $ 1,937     $ 1,937
                             =======       ======      =====      =======     =======

                                                    At December 31, 1995
                                                    --------------------

AVAILABLE FOR SALE:
U.S. agency obligations      $ 5,497       $    2      $  25      $ 5,474     $ 5,474
Equity investments                30          ---        ---           30          30
                             -------       ------      -----      -------     -------
  Total available for sale   $ 5,527       $    2      $  25      $ 5,504     $ 5,504
                             =======       ======      =====      =======     =======

HELD TO MATURITY:
FHLB stock, pledged          $ 2,149          ---        ---      $ 2,149     $ 2,149
                             --------       ------      -----     -------     -------
  Total  held to maturity    $ 2,149       $  ---       $---      $ 2,149     $ 2,149
                             =======       ======       =====     =======     =======


The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 1996 are as follows:



                                         Available for sale         Held to maturity
                                       ----------------------      -------------------
                                       Amortized    Estimated      Amortized   Estimated
                                        Cost (1)    Fair Value     Cost (1)    Fair Value
                                       ---------    ----------     ---------   ----------
                                                 (Dollars in thousands)

Due after one year through five years  $  2,000  $  1,983           $    --     $   --
Due after five years through ten years    3,490     3,443                --         --
Due after ten years                         ---       ---                --         --
No stated maturity                           30        30             1,937      1,937
                                       --------  --------           -------    -------
  Total  investment securities         $  5,520  $  5,456           $ 1,937    $ 1,937
                                       ========  ========           =======    =======


(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

There were no sales of investment securities available for sale during the three months ended March 31, 1996.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES

Since July 1991, the Company has significantly increased its investment in mortgage-backed securities that are guaranteed by Federal agencies as part of management's strategy to diversify the interest-earning assets of the Company and improve core earnings. The cost, gross unrealized gains and losses, estimated fair value and carrying value of mortgage-backed securities by classification at the dates indicated were as follows.


                                                                      At March 31, 1996
                                                                      -----------------
                                                               Gross         Gross         Estimated
                                             Amortized      Unrealized     Unrealized         Fair         Carrying
                                              Cost (1)         Gains         Losses           Value          Value
                                             ----------     -----------    ----------     ----------       --------
                                                                    (Dollars in thousands)

HELD TO MATURITY:
GNMA                                          $  25,465      $     ---       $    720       $ 24,745       $ 25,465
FNMA                                              8,275            ---            155          8,120          8,275
FHLMC                                            16,847            ---            336         16,511         16,847
                                             ----------     -----------    ----------     ----------       --------
  Total held to maturity                      $  50,587      $     ---       $  1,211       $ 49,376       $ 50,587
                                             ==========     ===========    ==========     ==========       ========

AVAILABLE FOR SALE:
GNMA                                          $     156      $     ---       $    ---       $    156       $    156
FNMA                                              8,428            ---            227          8,201          8,201
FHLMC                                            25,205             34            397         24,842         24,842
Non-Agency                                        6,011             15            ---          6,026          6,026
                                             ----------     -----------    ----------     ----------       --------
  Total available for sale                    $  39,800      $      49       $    624       $ 39,225       $ 39,225
                                             ==========     ===========    ==========     ==========       ========



                                                                      At December 31, 1995
                                                                      --------------------

                                                               Gross         Gross         Estimated
                                             Amortized      Unrealized     Unrealized         Fair         Carrying
                                              Cost (1)         Gains         Losses           Value          Value
                                             ----------     -----------    ----------     ----------      ---------
                                                                     (Dollars in thousands)
HELD TO MATURITY:
GNMA                                          $  26,618      $     ---       $    505       $ 26,113       $ 26,618
FNMA                                              8,620              2             93          8,529          8,620
FHLMC                                            17,595              8            155         17,448         17,595
                                             ----------     -----------    ----------     ----------       --------
Total held to maturity                        $  52,833      $      10       $    753       $ 52,090       $ 52,833
                                             ==========     ==========     ==========     ==========       ========

AVAILABLE FOR SALE:
GNMA                                          $     168      $     ---       $    ---       $    168       $    168
FNMA                                              8,801              9            179          8,631          8,631
FHLMC                                            19,040             34            211         18,863         18,863
Collateralized mortgage obligations               7,501             16             77          7,440          7,440
Non-Agency pass through certificate               1,734              6            ---          1,740          1,740
                                             ----------     -----------    ----------     ----------       --------
  Total available for sale                    $  37,244      $      65       $    467       $ 36,842       $ 36,842
                                             ==========     ===========    ==========     ==========       ========


PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

Mortgage-backed securities increase the credit quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. The mortgage-backed securities portfolio contains no speculative derivative securities at March 31, 1996. In addition, since August 1992, the Company has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Company's asset/ liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Company's regulatory capital or similar factors.

Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level yield method. Mortgage-backed securities that are held for an indefinite period of time are classified as available for sale and are carried at fair value pursuant to SFAS 115. Mortgage-backed securities are classified as available for sale primarily based on the yield and duration of specific investments. The fixed-rate balloons and collateralized mortgage obligations held by the Company approximate the duration of the type of loan the Company originates and therefore, such securities may be sold to allow for additional loan growth and/or other asset/liability management strategies.

Although the Company's mortgage-backed securities portfolio may have a shorter average term to maturity and greater liquidity than the Company's single-family residential real estate loans, the Company is subject to reinvestment risk with respect to such portfolio. Specifically, as the Company's mortgage-backed securities amortize or prepay, the Company may not be able to reinvest the proceeds of such repayment and prepayments at a comparable favorable rate, particularly if the mortgage-backed securities were acquired in a higher interest rate environment. In addition, mortgage-backed securities classified as available for sale are carried at fair value, which could result in fluctuations in the Company's stockholders' equity, due to changes in the fair value of such securities. Accordingly, the Company's portfolio of mortgage-backed securities classified as available for sale may result in increased volatility in the Company's liquidity, operations and capital. The Company attempts to address such risks by actively managing its portfolio in relation to changes in interest rates and the Company's liquidity needs.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

LOAN PORTFOLIO

The Company's net loan portfolio, including loans held for sale, totalled $216.3 million at March 31, 1996 or 62.1% of its total assets, an decrease of $8.5 million or 3.8% from the $224.8 million outstanding at December 31, 1995. The following table depicts the composition of the Company's loan portfolio at the dates indicated.


                                                    March 31, 1996               December 31, 1995
                                              ------------------------      ------------------------
                                               Amount         Percent         Amount         Percent
                                              ---------       --------      ---------       --------
                                                                (Dollars in thousands)

Real estate loans:
  Single family residential (1)               $  77,209          35.37%     $  91,091          40.21%
  Commercial real estate (2)                     83,545          38.27         81,535          36.00
  Construction                                   16,498           7.56         14,230           6.28
                                              ---------         ------      ---------         ------
    Total real estate loans                     177,252          81.20        188,856          82.49
                                              ---------         ------      ---------         ------

Commercial business loans                        19,127           8.76         17,244           7.61
                                              ---------         ------      ---------         ------

Consumer loans:
  Consumer                                       21,183           9.70         21,666           9.57
  Credit Card Receivables                           747            .34            757            .33
                                              ---------         ------      ---------         ------
  Total consumer loans                           21,930          10.04         22,423           9.90
                                              ---------         ------      ---------         ------
    Total Loans                                 218,309         100.00%       226,523        100.00%
                                                                ======                        ======
Allowance for possible loan losses               (2,050)                       (1,720)
                                               --------                     ---------
    Net loans                                  $216,259                      $224,803
                                               ========                     =========



(1) Includes $3.3 million and $3.2 million of loans held for sale at March 31, 1996 and December 31, 1995, respectively.

(2) Includes $19.8 million and $18.9 million of multi-family residential loans at March 31, 1996 and December 31, 1995, respectively.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

NON-PERFORMING ASSETS

GENERAL

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more past due and REO, increased dramatically in 1990 and 1991, and reached $50.6 million at March 31, 1992. Such increases were to a great extent the result of a deterioration in the economy and in particular decreases in the market values of real estate which secured the Company's loans. As a result of certain steps taken by the Company, total non-performing assets have been substantially reduced, and amounted to $4.6 million at March 31, 1996.

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

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------

The following table details the Company's non-performing assets at the dates indicated:



                                  March 31,   December 31,    March  31,
                                    1996          1995           1995
                                 ----------   ------------    ----------
                                        (Dollars in thousands)

Loans accounted for on a          $ 3,864       $ 3,879          $ 4,253
  non-accrual basis (1)
Accruing loans 90 or
  more days past due                  ---           ---               57
                                  -------       -------          -------
  Total non-performing loans        3,864         3,879            4,310
REO, net of related reserves          760           728            4,454
                                  -------       -------          -------
  Total non-performing assets     $ 4,624       $ 4,607          $ 8,764
                                  =======       =======          =======

Non-performing loans as a
   percentage of total loans         1.77%         1.71%            2.03%
                                  =======       =======          =======
Non-performing assets as a
   percentage of total assets        1.33%         1.33%            2.53%
                                  =======       =======          =======


(1) Includes impaired loans of $2.3 million at March 31, 1996 and December 31, 1995. At March 31, 1996, there was a specific valuation allowance of $279 thousand for an impaired loan. The Company recognized no interest on impaired loans in 1996 or 1995.

Non-performing assets remained constant at $4.6 million at March 31, 1996 as compared to December 31, 1995.

The $3.9 million of non-accrual loans at March 31, 1996 consists of $932 thousand of loans secured by single-family residential property, $2.4 million of loans secured by commercial property, $137 thousand of commercial business loans and $370 thousand of consumer loans. The $760 thousand of REO at March 31, 1996 consists of five single family properties and four undeveloped residential lots.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
DELINQUENCIES

All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed unlikely to warrant further accrual. See "Non-Performing Assets-General."

The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by delinquent loans at the dates indicated:



                               March 31,          December 31,         March 31,
                                 1996                1995                1995
                           ----------------    ----------------    ----------------
                           Amount   Percent    Amount   Percent    Amount   Percent
                           ------   -------    ------   -------    ------   -------
                                         (Dollars in thousands)

Delinquencies:
  30 to 59 day            $  4,201    1.92%   $ 2,973     1.31%    $   869     .4%
  60 to 89 days              1,201     .55        450      .20         354     .2
  90 or more days and
    non-accrual loans (1)    3,864    1.77      3,879     1.71       4,310    2.0
                           -------    -----   -------     -----    --------   ----
     Total                 $ 9,266    4.24%   $ 7,302     3.22%    $  5,333   2.6%
                           =======    =====   =======     =====    ========   ====


(1) March 31, 1995 includes $57 thousand of loans that were accruing interest.

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES

The following table details the Company's allowance for loan losses for the periods indicated:


                                                      At or
                                               For the Three Months
                                                 Ended March 31,
                                                 1996          1995
                                               --------       ------
                                              (Dollars in thousands)

Average loans outstanding                      $226,464       $210,415
                                               ========       ========
Balance beginning of period                    $  1,720       $  1,502

Charge-offs:
  Residential real estate                           ---            ---
  Real estate construction                          ---            ---
  Consumer                                          ---            ---
  Commercial                                        ---            ---
                                               --------       --------
    Total charge-offs                               ---            ---
                                               --------       --------

Recoveries:
  Residential real estate                             3            ---
  Real estate construction                          ---            ---
  Consumer                                            9              6
  Commercial                                         18              3
                                               --------       --------
    Total recoveries                                 30              9
                                               --------       --------

Net charge-offs (recoveries)                        (30)            (9)

Additions charged to operations                     300            100
                                               --------       --------

Balance at end of period                       $  2,050       $  1,611
                                               ========       ========

Ratio of net charge-offs (recoveries)
  during the period to average loans
  outstanding during the period                     0.1%           ---
                                               ========       ========

Ratio of allowance for loan losses to non-
  performing loans at end of period               53.05%         37.38%
                                               ========       ========



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

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in routine legal proceeding occurring in the ordinary course of business which management, after reviewing the foregoing actions with legal counsel, is of the opinion that the liability, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

Form S-2 filed January 5, 1996 for public offering of 500,000 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

PROGRESS FINANCIAL CORPORATION
- - -------------------------------------------------------------------------------
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             PROGRESS FINANCIAL CORPORATION


May 13, 1996                                 /s/ W. Kirk Wycoff
- - ---------------                              ----------------------------------
   Date                                          W. Kirk Wycoff, Chairman,
                                                 President and Chief Executive
                                                 Officer

May 13, 1996                                 /s/ Frederick E. Schea
- - ---------------                              ----------------------------------
   Date                                          Frederick E. Schea,
                                                 Senior Vice President and
                                                 Chief Financial Officer