Form 10-Q
period 1996-06-30
PROGRESS FINANCIAL CORP
filed 1996-08-09
CIK 790183

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      Form 10-Q

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996

                                          OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to_________.

Commission File Number: 0-14815


                      PROGRESS FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


    DELAWARE                                              23-2413363
- -------------------------------                       -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


Suite 200
Four Sentry Parkway
Blue Bell, Pennsylvania                     19422-2311
- -----------------------                      ----------
(address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:   (610) 825-8800

Plymouth Meeting Executive Campus
600 West Germantown Pike
Plymouth Meeting, Pennsylvania  19462-1060
- ------------------------------------------
(Former address changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No
     ------     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK ($1.00 PAR VALUE)                  3,730,000
     ------------------------------          -------------------------
         Title of Each Class                Number of Shares Outstanding
                                              as of August 6, 1996

                            PROGRESS FINANCIAL CORPORATION
                                  Table of Contents



                        PART I - FINANCIAL INFORMATION
                                                                          Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 1996 (unaudited) and December 31,1995........................3

         Consolidated Statements of Operations for the three and
         six months ended June 30, 1996 and 1995 (unaudited).-.................4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1996 and 1995 (unaudited)....................................5


         Notes to Consolidated Financial Statements (unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (unaudited).....................................8




                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings....................................................28

Item 2.  Changes in Securities................................................28

Item 3.  Defaults upon Senior Securities......................................28

Item 4.  Submission of Matters to a Vote of Security Holders..................28

Item 5.  Other Information....................................................28

Item 6.  Exhibits and Reports on Form 8-K.....................................28


         Signatures...........................................................29

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                         June 30,     December 31,
                                                                          1996            1995
                                                                          ----            ----
                                                                          (Dollars in Thousands)
                                                                            (unaudited)
ASSETS
Cash and due from banks:
  Interest bearing                                                      $   311        $ 4,780
  Non-interest bearing                                                    6,604          2,309
Investment securities:
  Available for sale at fair value
  (amortized cost: $3,513 in 1996 and $5,527 in 1995)                     3,417          5,504
  Held to maturity  (fair value: $1,949 in 1996 and $2,149 in 1995)       1,937          2,149
Mortgage-backed securities:
  Available for sale at fair value
  (amortized cost: $51,106 in 1996 and $37,244 in 1995)                  50,299         36,842
  Held to maturity (fair value: $49,442 in 1996 and $52,090 in 1995)     50,939         52,833
Loans, net of unearned discounts and deferred fees                      216,245        223,370
        Less: allowance for possible loan losses                         (2,114)        (1,720)
                                                                      ---------      ---------
        Net Loans                                                       214,131         21,650
Loans held for sale (fair value: $2,325 in 1996 and $3,160 in 1995)       2,323          3,153
Real estate owned, net                                                      612            728
Premises and equipment                                                    6,771          2,182
Accrued interest receivable                                               2,259          2,280
Deferred income tax                                                       2,961          3,417
Other Assets                                                              5,294          7,567
                                                                      ---------      ---------
        TOTAL ASSETS                                                  $ 347,858      $ 345,394
                                                                      ---------      ---------
                                                                      ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                            $ 295,004      $ 297,260
  Advances from the Federal Home Loan Bank                               19,400         25,400
  Subordinated debt and other borrowings                                  6,000          3,000
  Advanced payments by borrowers for taxes and insurance                  2,654          2,312
  Accrued interest payable                                                  956            722
  Other liabilities                                                       4,336            293
                                                                      ---------      ---------
        TOTAL LIABILITIES                                               328,350        328,987
                                                                      ---------      ---------
                                                                      ---------      ---------

Stockholders' equity:
  Serial preferred stock - 1,000,000 shares authorized but unissued         ---            ---
  Junior participating preferred stock - $ .01 par value - 1,010 shares
        authorized but unissued                                             ---            ---
  Common stock - $1 par value; 6,000,000 shares authorized; 3,780,000 and 3,280,000 shares issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively                                       3,780          3,280
  Capital surplus                                                        17,706         15,706
  Unearned Employee Stock Ownership Plan                                   (263)           ---
   Retained earnings    (deficit)                                        (1,068)        (2,238)
  Unrealized loss on securities available for sale,
   net of deferred income taxes                                            (647)          (341)
                                                                      ---------      ---------
        Total stockholders' equity                                       19,508         16,407
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 347,858      $ 345,394
                                                                      ---------      ---------
                                                                      ---------      ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For The Three Months           For The Six Months
                                                                 Ended June 30,               Ended June 30,
                                                              1996           1995          1996           1995
                                                              ----           ----          ----           ----
                                                           (Dollars in Thousands)        (Dollars in Thousands)
                                                                (unaudited)                    (unaudited)
INTEREST INCOME:
  Loans, including fees                                  $ 4,879        $ 4,645        $ 9,937        $ 9,193
  Mortgage-backed securities                               1,537          1,696          2,921          3,350
  Investment securities                                      109            271            226            538
  Other                                                       72             48            146             77
                                                         -------        -------        -------        -------
       Total interest income                               6,597          6,660         13,230         13,158
                                                         -------        -------        -------        -------
INTEREST EXPENSE:
  Deposits                                                 2,989          3,067          6,021          5,906
  Advances from the Federal Home
       Loan Bank                                             281            770            654          1,519
  Subordinated debt and other borrowings                     110             67            216            133
                                                         -------        -------        -------        -------
       Total interest expense                              3,380          3,904          6,891          7,558
                                                         -------        -------        -------        -------
Net interest income                                        3,217          2,756          6,339          5,600
Provision for possible loan losses                           100            150            400            250
                                                         -------        -------        -------        -------
Net interest income after provision for loan losses        3,117          2,606          5,939          5,350
                                                         -------        -------        -------        -------

OTHER INCOME:
  Mortgage origination and servicing                         150            195            331            402
  Service charges on deposits                                233            253            468            484
  Gain from mortgage banking activities                       28             29             68             28
  Gain on sale of mortgage servicing rights                  ---            ---            924            ---
  Gain ( loss) from sales of securities                       24            ---            133            (35)
  Income (loss) on properties sold                            (2)             6             (8)           (18)
  Fees and other                                             364            138            408            162
                                                         -------        -------        -------        -------
Total other income                                           797            621          2,324          1,023
                                                         -------        -------        -------        -------

OTHER EXPENSE:
  Salaries and employee benefits                           1,432          1,254          2,882          2,454
  Occupancy                                                  362            366            731            691
  Data processing                                            312            205            540            396
  Furniture, fixtures, and equipment                         113            146            272            273
  Insurance premiums                                         273            257            544            515
  Provision for real estate owned                            ---            331            ---            406
  Loan and real estate owned expense, net                     48            (92)           134            (49)
  Professional services                                      160             20            382            294
  Other                                                      509            438            986            713
                                                         -------        -------        -------        -------
       Total other expense                                 3,209          2,925          6,471          5,693
                                                         -------        -------        -------        -------

Income before income taxes                                   705            302          1,792            680
Income tax expense                                           251            ---            621            ---
                                                         -------        -------        -------        -------
Net income                                               $   454        $   302        $ 1,171        $   680
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

Earnings per share                                       $   .12        $   .09        $   .31        $   .20
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

Average shares outstanding                             3,903,666      3,384,130      3,843,277      3,382,332
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For The Six Months
                                                                                        Ended June 30,
                                                                                     1996            1995
                                                                                     ----            ----
                                                                                     (Dollars in Thousands)
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  1,171       $    680
  Add (deduct) items not affecting cash flows from operating activities:
   Depreciation and amortization                                                      319            278
   Provision for real estate owned                                                    ---            406
   Provision for possible loan losses                                                 400            250
   Deferred income tax expense                                                        621
   Capitalized interest on real estate owned                                           (2)           ---
   (Gain) from mortgage banking activities                                            (68)           (28)
   (Gain) from loan sales and securitizations                                         ---            (12)
   (Gain) loss from sales of securities available for sale                           (133)            35
   Loss on properties sold                                                              8             18
   Amortization of deferred loan fees                                                (423)          (262)
   Amortization of premiums/accretion
   of discounts on securities                                                         312            279
  Originations and purchases of loans held for sale                                (9,755)        (2,916)
  Sales of loans                                                                   10,654         10,152
  (Increase) decrease in accrued interest receivable                                   21            (49)
  (Increase) in other assets                                                         (878)        (2,423)
  Increase in other liabilities                                                     4,044            821
  Increase in accrued interest payable                                                234            600
                                                                                 --------       --------
Net cash flows provided by operating activities                                     6,525          7,829
                                                                                 --------       --------
                                                                                               (CONTINUED)


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                      For The Six Months
                                                                                            June 30,
                                                                                     1996             1995
                                                                                     ----             ----
                                                                                    (Dollars in Thousands)
                                                                                         (unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           $ (1,758)      $ (3,406)
  Repayments on mortgage-backed securities held to maturity                         4,682          5,668
  Repayments on mortgage-backed securities available for sale                       5,532            246
  Purchases of mortgage-backed securities available for sale                      (27,006)        (6,054)
  Purchases of mortgage-backed securities held to maturity                         (3,000)           ---
  Sales of mortgage-backed securities available for sale                           17,509            ---
  Net increase in loans                                                            (2,579)        (6,970)
  Purchases of investments held to maturity                                           ---           (548)
  Purchases of investments available for sale                                      (3,000)          (998)
  Proceeds from sales of investments available for sale                             5,133            965
  Maturities of investments held to maturity                                          212            407
  Proceeds from sales of real estate owned                                            253          1,044
  Advances for construction of real estate owned                                      ---           (621)
                                                                                 --------       --------
  Net cash flows used in investing activities                                      (4,022)       (10,267)
                                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand, NOW and saving deposits                                   1,702            941
  Net increase (decrease) in time deposits                                         (3,959)         7,070
  Net (decrease) in advances from
    the Federal Home Loan Bank                                                     (6,000)        (2,674)
  Net increase in advance payments by borrowers
    for taxes and insurance                                                           342            141
  Net increase in other borrowings                                                  3,000            ---
  Net proceeds from issuance of common stock                                        2,238              5
                                                                                 --------       --------
  Net cash flows (used in) provided by financing activities                        (2,677)         5,483
                                                                                 --------       --------

Net increase (decrease) in cash and cash equivalents                                 (174)         3,045
Cash and cash equivalents:
  Beginning of year                                                                 7,089          8,075
                                                                                 --------       --------
  End of period                                                                  $  6,915       $ 11,120
                                                                                 --------       --------
                                                                                 --------       --------

Supplemental disclosures:
  Non-monetary transfers:
    Net conversion of loans receivable to real estate owned                      $    139       $     42
                                                                                 --------       --------
                                                                                 --------       --------
    Securitization of mortgage loans into mortgage-backed
      securities                                                                 $  9,982       $    ---
                                                                                 --------       --------
                                                                                 --------       --------
    Transfer of balance on property for Company use from
      other assets to premises and equipment                                     $  3,150       $    ---
                                                                                 --------       --------
                                                                                 --------       --------
Cash payments for:
  Income taxes                                                                   $    ---       $    ---
                                                                                 --------       --------
                                                                                 --------       --------
  Interest                                                                       $  6,714       $  5,524
                                                                                 --------       --------
                                                                                 --------       --------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1995 Annual Report and Form 10-K. Prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiary is Progress Bank (the "Bank").

    The year end consolidated statement of financial condition was derived from the Company's 1995 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2) In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) which is effective for the Company January 1, 1996. SFAS 122 requires the recognition of separate assets relating to the rights to service mortgage loans based on their fair value if it is practicable to estimate the value. Additionally, the fair value of servicing assets is measured a each reporting date to determine any potential impairment. The statement applies prospectively to transactions entered into in 1996, therefore, there is no cumulative effect at January 1, 1996, when the statement was adopted. The statement did not have a significant effect on the financial position or results of operation of the Company.

(3) DEPOSIT INSURANCE PREMIUMS

    The Bank pays an insurance premium to the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). The premium is 26 cents per $100 of deposits. Congress is considering legislation that could result in a special, one-time assessment on SAIF insured deposits. If enacted, the assessment could result in a one-time charge which could be offset by lower insurance costs in the future.

(4) In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for the Company January 1, 1996. SFAS 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The FASB encourages entities to adopt the fair value based method, but does not require the adoption of this method. For those entities that continue to apply APB 25, pro forma disclosure of the effects, if adopted, of SFAS 123 on net income and earnings per share are required in the 1996 financial statements. The Company will continue to apply APB 25 and therefore, there will be no impact on its financial position and results of operation.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------


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

                                       SUMMARY

The Company recorded net income of $454 thousand or $.12 per share for the three months ended June 30, 1996 in comparison with net income of $302 thousand or $.09 per share for the three months ended June 1995. Return on average stockholders' equity was 9.50% and return on average assets was .53% for the three months ended June 30, 1996 compared to 8.58% and .34%, respectively, for the three months ended June 1995.

For the six months ended June 30, 1996, the Company had net income of $1.1 million or $.31 per share in comparison with net income of $680 thousand or $.20 per share for the six months ended June 30, 1995. Return on average stockholders' equity was 12.60% and return on average assets was .68% for the six months ended June 30, 1996 compared to 9.95% and .39%, respectively for the six months ended June 30, 1995.

Net interest income was $3.2 million and $2.8 million for the three months ended June 30, 1996 and 1995, respectively. Operating results for the three months ended June 30, 1996 and 1995 included $100 thousand and $150 thousand, respectively, in provision for possible loan losses. Other income for the three months ended June 30, 1996 includes $79 thousand of fee income generated by subsidiaries acquired subsequent to June 30, 1995. Other expense totalled $3.2 million for the three months ended June 30, 1996 in comparison with $2.9 million for the same period in 1995, an increase of $284 thousand, primarily due to increases in salaries and employee benefits ($178 thousand), data processing ($107 thousand), loan and real estate owned expenses ($140 thousand), and professional services ($140 thousand), offset by a reduction in the provision for real estate owned of $331 thousand. Salary increases are principally due to the addition of several experienced business lenders, a cash management specialist and the formation of a technology lending area.

For the six months ended June 30, 1996, net interest income was $6.3 million in comparison with $5.6 million for the six months ended June 30, 1995. Operating results for the six months ended June 30, 1996 and 1995 included $400 thousand and $250 thousand, respectively, in provision for possible loan losses. Other income for the six months ended June 30, 1996 includes a gain of $924 thousand on the sale of $85.0 million of mortgage servicing rights and a $133 thousand gain on the sale of securities. For the comparable period last year, these
items were $0 and a loss of $35 thousand.   Other expenses totalled $6.5 million
for the six months ended June 30, 1996 in comparison with $5.7 million for the same period in 1995, primarily due to increases in expenses as mentioned above offset by a $406 thousand reduction in the provision for real estate owned expenses.

As a result of a determination of the outlook for future taxable income, the deferred tax valuation allowance was eliminated in the fourth quarter of 1995. Tax provisions of $251 thousand and $621 thousand were recorded for the three and six month periods ended June 30, 1996. No expense was recorded for the comparable periods in 1995.

In January 1996, the Company completed a successful offering of 500,000 shares of its common stock. At the time of the offering, 50 thousand shares were reserved for the Company's Employee Stock ownership Plan. Net proceeds of the offering were $2.2 million.

On July 17, 1996, the Company announced a $.02 per share cash dividend, payable August 15, 1996 to shareholders of record on July 31, 1996.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

                                RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended June 30, 1996, net interest income amounted to $3.2 million in comparison with $2.8 million for the same period in 1995. Net interest income for the three months ended June 30, 1996 was positively impacted by a $7.3 improvement in the excess of average interest bearing assets over average interest bearing liabilities at June 30, 1996 compared to June 30, 1995. Also, the interest rate spread improved to 3.59% from 2.99%. The average balance of deposits increased to $269.0 at June 30, 1995 from $262.5 at June 30,1995, while other interest bearing liabilities decreased to $27.2 million from $51.1 million. This change also had a positive effect as deposits have a lower cost of funds than other interest-bearing liabilities.

For the six months ended June 30, 1996, net interest income amounted to $6.3 million in comparison with $5.6 million for the same period in 1995. Net interest income for the six months ended June 30, 1996 was positively impacted by a $6.2 million improvement in the excess of average interest-earning assets over average interest-bearing liabilities at June 30, 1996 compared to June 30, 1995. Also, the interest rate spread improved to 3.55% from 3.10%.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

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


                                                                               For the Three Months Ended June 30,
                                                                               ----------------------------------

                                                                             1996                                1995
                                                                             ----                                ----
                                                                                           (Dollars in Thousands)

                                                               Average                  Yield/     Average                  Yield/
                                                               Balance    Interest      Rate(1)    Balance    Interest     Rate (1)
                                                                -------    --------      -------    -------    --------     --------
Interest-earning assets:
    Mortgage loans (2)                                        $174,615     $ 3,900        8.98%  $ 180,438     $ 3,867        8.60%
    Mortgage-backed securities (2)                              94,790       1,537        6.52     101,567       1,696        6.70
    Other loans                                                 43,133         979        9.13      32,784         778        9.52
    Investment securities and other interest-
      earning assets (3)                                        11,996         181        6.07      19,852         319        6.45
                                                              --------     -------        ----   ---------     -------        ----
         Total interest-earning assets                         324,534       6,597        8.18     334,641       6,660        7.98
                                                              --------     -------        ----   ---------     -------        ----

Non-interest-earning assets                                     20,310                              17,501
                                                              --------                           ---------

         Total assets                                         $344,844                           $ 352,142
                                                              --------                           ---------
                                                              --------                           ---------

Interest-bearing liabilities:
   Interest-bearing deposits:
    NOW and Super NOW                                         $ 27,488       $ 147        2.15%  $  26,766     $   191        2.86%
    Money market accounts                                       32,387         246        3.05      32,941         267        3.25
    Passbook and statement savings                              28,224         189        2.69      27,194         200        2.95
    Time deposits                                              180,893       2,407        5.35     175,609       2,409        5.50
                                                              --------     -------        ----   ---------     -------        ----
         Total interest-bearing deposits                       268,992       2,989        4.47     262,510       3,067        4.69
    Advances from the Federal Home Loan Bank                    21,240         281        5.34      48,095         770        6.42
    Subordinated debt and other borrowings                       6,000         110        7.37       3,000          67        8.96
                                                              --------     -------        ----   ---------     -------        ----
         Total interest-bearing liabilities                    296,232       3,380        4.59     313,605       3,904        4.99
                                                              --------     -------        ----   ---------     -------        ----

Non-interest-bearing liabilities                                29,366                              24,420
                                                              --------                           ---------

         Total liabilities                                     325,598                             338,025

Stockholders' equity                                            19,246                              14,117
                                                              --------                           ---------

         Total liabilities and stockholders' equity           $344,844                           $ 352,142
                                                              --------                           ---------
                                                              --------                           ---------

Net interest income; interest rate spread (4)                             $  3,217        3.59%                $ 2,756        2.99%
                                                                          --------        ----                 -------        ----
                                                                          --------        ----                 -------        ----

Net interest margin (4)                                                                   3.99%                               3.30%
                                                                                          ----                                ----
                                                                                          ----                                ----
Average interest-earning assets to average interest-
  bearing liabilities                                                                   109.55%                             106.71%
                                                                                        ------                              ------
                                                                                        ------                              ------


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

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------


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


                                                                               For the Three Months Ended June 30,
                                                                               ----------------------------------

                                                                             1996                                1995
                                                                             ----                                ----
                                                                                           (Dollars in Thousands)

                                                               Average                  Yield/     Average                  Yield/
                                                               Balance    Interest     Rate(1)     Balance    Interest     Rate (1)
                                                               -------    --------     -------     -------    --------     --------

Interest-earning assets:
    Mortgage loans (2)                                       $ 180,613     $ 8,042        8.95%  $ 179,578    $  7,679        8.62%
    Mortgage-backed securities (2)                              89,988       2,921        6.53     101,511       3,350        6.65
    Other loans                                                 41,485       1,895        9.19      32,250       1,514        9.47
    Investment securities and other interest-earning
      assets (3)                                                11,838         372        6.32      19,173         615        6.47
                                                              --------      ------        ----    --------      ------        ----
         Total interest-earning assets                         323,924      13,230        8.21     332,512      13,158        7.98
                                                              --------      ------        ----    --------      ------        ----

Non-interest-earning assets                                     19,906                              17,351
                                                              --------                            --------

         Total assets                                         $343,830                            $349,863
                                                              --------                            --------
                                                              --------                            --------

Interest-bearing liabilities:
   Interest-bearing deposits:
    NOW and Super NOW                                         $ 27,071      $  284        2.11%  $  25,824     $   352        2.75%
    Money market accounts                                       33,293         506        3.06      33,945         522        3.10
    Passbook and statement savings                              27,924         375        2.70      27,397         400        2.94
    Time deposits                                              181,344       4,856        5.38     174,324       4,632        5.36
                                                              --------      ------        ----    --------      ------        ----
         Total interest-bearing deposits                       269,632       6,021        4.49     261,490       5,906        4.55
   Advances from the Federal Home Loan Bank                     22,396         654        5.87      47,802       1,519        6.41
   Subordinated debt and other borrowings                        5,500         216        7.90       3,000         133        8.94
                                                              --------      ------        ----    --------      ------        ----
         Total interest-bearing liabilities                    297,528       6,891        4.66     312,292       7,558        4.88
                                                              --------      ------        ----    --------      ------        ----

Non-interest-bearing liabilities                                27,606                              23,796
                                                             ---------                            --------

         Total liabilities                                     325,134                             336,088

Stockholders' equity                                            18,696                              13,775
                                                             ---------                            --------

         Total liabilities and stockholders' equity          $ 343,830                           $ 349,863
                                                             ---------                            --------
                                                             ---------                            --------

Net interest income; interest rate spread (4)                              $ 6,339        3.55%                $ 5,600        3.10%
                                                                           -------        ----                  ------        ----
                                                                           -------        ----                  ------        ----

Net interest margin (4)                                                                   3.94%                               3.40%
                                                                                          ----                                ----
                                                                                          ----                                ----


Average interest-earning assets to average interest-bearing
  liabilities                                                                           108.87%                             106.47%
                                                                                        ------                              ------
                                                                                        ------                              ------


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

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------


Total interest income amounted to $6.6 million for the three months ended June 30,1996, a $63 thousand decrease when compared to the same period in 1995. Interest income on mortgage loans increased $33 thousand, as the average balance outstanding decreased $5.8 million and the average yield decreased 38 basis points. Interest income on mortgage-backed securities decreased $159 thousand, as the average yield increased 18 basis points, which offset a $6.8 million decrease in the average balance. Interest income on investments and other interest-earning assets decreased $138 thousand, as the average balance outstanding decreased $7.9 million and the average yield decreased 38 basis points. Interest income on other loans increased $201 thousand as the average balance increased $10.3 million and the yield on other loans decreased 39 basis points.

Total interest expense amounted to $3.4 million for the three months ended June 30, 1996, a $524 thousand decrease in comparison to the same period in 1995. Interest expense on deposits decreased $78 thousand, as the average rate on deposits increased 22 basis points and the average balance increased $6.5 million. Interest expense on Federal Home Loan Bank of Pittsburgh ("FHLB") advances decreased $489 thousand, as the average balance and average rate decreased $26.9 million and 108 basis points, respectively. Interest expense on subordinated debt and other borrowings amounted to $110 thousand for the three months ended June 30, 1996 due to the increase in borrowings.

For the six months ended June 30, 1996, total interest income amounted to $13.2 million, unchanged from the same period in 1995. Interest income on mortgage loans increased $363 thousand, as the average balance outstanding increased $1.0 million and the average yield increased 33 basis points. Interest income on mortgage-backed securities decreased $429 thousand, as the average yield decreased 12 basis points and the average balance decreased $11.5 million. Interest income on investments and other interest-earning assets decreased $243 thousand, as the average balance outstanding decreased $7.3 million and the average yield decreased 15 basis points. Interest income on other loans increased $381 thousand as the average balance increased $9.2 million and the yield on other loans decreased 28 basis points, respectively.

For the six months ended June 30, 1996, total interest expense amounted to $6.9 million, a $667 thousand or 8.8% decrease when compared to the same period in 1995. Interest expense on deposits increased $115 thousand, as the average balance of deposits increased $8.1 million and the average rate on deposits decreased 6 basis points. Interest expense on FHLB advances decreased $865 thousand, as the average balance and average rate decreased $25.4 million and 54 basis points, respectively. These decreases reflect lower levels of FHLB advances to meet loan demand. Interest expense on subordinated debt and other borrowings amounted to $266 thousand for the six months ended June 30 1996 due to the increase in the average balance of the liability to $5.6 million from $3.0 million during the comparable period in 1995.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES

The Company's provision for possible loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The level of the allowance for loan losses is determined by inherent risks within the Company's loan portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. See "Non-Performing Assets."

During the six months ended June 30, 1996, the Company recorded a $400 thousand provision compared with $250 thousand for the comparable period in 1995, and had net charge-offs of $6 thousand during the six months ended June 30, 1996 in comparison with $293 thousand during the comparable period in 1995. At June 30, 1996, the allowance for loan losses amounted to $2.1 million or .98% of total loans and 40.98% of total non-performing loans. See "Allowance for Loan Losses."

The Company's allowance for possible loan losses increased by $655 thousand or 44.9% from $1.5 million at June 30, 1995 to $2.1 million at June 30, 1996. The increase in the allowance reflects the decrease in net charge-offs of $287 thousand and the increase in the provision for possible loan losses of $150 thousand during the six months ended June 30, 1996 as compared to June 30, 1995. Loan delinquencies increased to $8.8 million from $3.5 million at June 30, 1995. The allowance for possible loan losses to total non-performing loans decreased
from 110.03% at June 30, 1995 to 40.98% at June 30, 1996.   Although management
utilizes its best judgement in providing for losses, there can be no assurance that the Bank will not have to increase its provision for possible loan losses in the future as a result of increases in non-performing loans or for other reasons. Any such increase could adversely affect the Bank's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the carrying value of its other non-performing assets. Such agencies may require the Bank to recognize additions to its allowance for losses on loans and adjust the carrying value of its REO based on their judgements about information available to them at the time of their examination.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

OTHER INCOME

The following table details other income for the periods indicated.

                                                       For The Three Months           For The Six Months
                                                           Ended June 30,                Ended June 30
                                                        1996           1995           1996           1995
                                                        ----           ----           ----           ----
                                                      (Dollars in Thousands)        (Dollars in Thousands)
                                                            (unaudited)                   (unaudited)
Other income:
  Mortgage origination and servicing                 $  150         $  195           $331         $  402
  Service charges on deposits                           233            253            468            484
  Gain from mortgage banking activities                  28             29             68             28
  Gain on sale of mortgage servicing rights            ---             ---            924            ---
  Gain (loss) from sales of securities                   24            ---            133            (35)
  Income (loss) on properties sold                       (2)             6             (8)           (18)
  Fees and other                                        364            138            408            162
                                                     ------         ------         ------         ------
    Total other income                               $  797         $  621         $2,324         $1,023
                                                     ------         ------         ------         ------
                                                     ------         ------         ------         ------


Total other income amounted to $797 thousand for the three months ended June 30, 1996, an increase of $176 thousand compared with the $621 thousand in other income for the three months ended June 30, 1995. Other income for the three months ended June 30, 1996 included $364 thousand in fees and other income in comparison to $138 thousand for the same period in 1995. The increase in fees primarily relates to increased activity in the Company's leasing and commercial real estate subsidiaries. Service charges on deposits decreased $20 thousand for the three months ended June 30, 1996 due primarily to decreases in business checking fees.

The Company had gains from sales of securities of $24 thousand for the three months ended June 30, 1996. There were no gains or losses on securities in the similar period last year. The Company may decide to sell securities from its investment and mortgage-backed securities classified as available for sale in accordance with its asset/liability strategy or in response to changes in interest rates, prepayment rates, the need to increase the Bank's regulatory capital or similar factors. The ability to recognize gains from mortgage banking activities and sales of securities is dependent on market and economic conditions and, accordingly there can be no assurance of gains in future periods or that there will not be significant inter-period variation in the results of such activities. In 1996, the Company intends to sell substantially all residential mortgage loan originations in the secondary market or to private investors.

Mortgage origination and servicing decreased $45 thousand to $150 thousand for the three months ended June 30, 1996 compared to June 30, 1995 due to the sale of $85 million of mortgage servicing rights in the first quarter of 1996.

Total other income amounted to $2.3 million for the six months ended June 30, 1996, an increase of $1.3 million from the $1.0 million recognized for the comparable 1995 period. The increase primarily relates to the $924 thousand gain on the sale of mortgage servicing rights, the $133 thousand gain on the sale of securities and increased fees and other income generated by the Company's leasing and commercial real estate subsidiaries.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

OTHER EXPENSE

The following table details other expense for the periods indicated.

                                                       For The Three Months           For The Six Months
                                                           Ended June 30,                Ended June 30
                                                        1996           1995           1996           1995
                                                        ----           ----           ----           ----
                                                      (Dollars in Thousands)        (Dollars in Thousands)
                                                            (unaudited)                   (unaudited)
Other expense:
  Salaries and employee benefits                    $ 1,432        $ 1,254       $  2,882        $ 2,454
  Occupancy                                             362            366            731            691
  Data processing                                       312            205            540            396
  Furniture, fixtures and equipment                     113            146            272            273
  Insurance premiums                                    273            257            544            515
  Provision for real estate owned                       ---            331            ---            406
  Loan and real estate owned expense, net                48            (92)           134            (49)
  Professional services                                 160             20            382            294
  Other                                                 509            438            986            713
                                                    -------        -------        -------        -------
    Total other expense                             $ 3,209        $ 2,925        $ 6,471        $ 5,693
                                                    -------        -------        -------        -------
                                                    -------        -------        -------        -------



Total other expense amounted to $3.2 million for the three months ended June 30, 1996, an increase of $284 thousand from the $2.9 million recognized during the comparable 1995 period. Salaries and employee benefits increased $178 thousand to $1.4 million for the three months ended June 30, 1996 in comparison with $1.3 million for the three months ended June 30, 1995 principally due to the addition of several experienced business lenders, a cash management specialist and the formation of a technology lending area. Data processing expenses, which include the cost of outsourced processing of transactions, increased $107 thousand to $312 thousand for the three months ended June 30, 1996 from the comparable period last year. The Company outsourced the processing of customer checking accounts in the fourth quarter of 1995. Loan and real estate owned expense, net, amounted to $48 thousand during the three months ended June 30, 1996 versus a recovery of $92 thousand in the comparable period of 1995. Professional services increased to $160 thousand for the three months ended June 30, 1996 from $20 thousand for the similar period last year due primarily to legal fees in the area of asset recovery. Increased expenses were offset by a reduction in the provision for real estate owned of $331 thousand.

Total other expenses amounted to $6.5 million for the six months ended June 30, 1996, an increase of $778 thousand from $5.7 million for the comparable 1995 period. Salaries and employee benefits increased $428 thousand for the six months ended June 30, 1996 to $2.9 million in comparison with $2.5 million for the six months ended June 30, 1995 primarily due to staffing additions to support the Bank's lending initiatives. Loan and real estate owned expense, net increased from a recovery of $49 thousand for the six months ended June 30, 1995 to $134 thousand of expense for the six months ended June 30, 1996 due primarily to negative cash flow from the operation of REO properties and expenses of maintaining properties. Data processing expenses increased $144 thousand to $540 thousand for the six months ended June 30, 1996 due to the outsourcing of transaction processing as mentioned above. Other miscellaneous expenses increased $273 thousand primarily due to costs related to the subsidiaries acquired in 1995.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

INCOME TAX EXPENSE

The Company recorded income tax expense of $251 thousand and $621 thousand for the three and six months ended June 30, 1996. Tax expense for the three and six months ended June 30, 1995 was offset by the partial recognition of a net operating loss carryforward. At June 30, 1996, the Company had a net operating loss carryforward for federal income tax purposes of approximately $6.1 million, that expires in 2007 through 2009.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a prospective basis in the first quarter of 1993. Under SFAS 109, deferred income taxes are recognized in full, subject to a valuation allowance for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At June 30, 1996, The Company had a $3.0 million net deferred tax asset. At June 30, 1995, the Company had a valuation allowance of $2.3 million against net deferred tax assets of $3.6 million. The amount of the valuation allowance was determined based on management's estimate of deferred tax assets that will be realized using the "more likely than not" realization criteria contained in SFAS 109 in consideration of management's projections of future taxable income. A valuation allowance was not required at June 30, 1996.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The Bank's average liquidity ratio for the three months ended June 30, 1996 was approximately 9.16%.

The Company monitors its liquidity in accordance with guidelines established by the Bank and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits and advances from the FHLB.

The Company's primary source of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB and sales of investment securities, loans and mortgage-backed securities. During the six months ended June 30, 1996 the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments and maintain its liquidity.

For the six months ended June 30, 1996, cash was provided by operating and financing activities and used in investing activities. Operating activities provided $6.5 million of cash, primarily due to sales of loans totalling $10.7 million. Investing activities used $4.0 million in cash as net originations of loans, purchases of mortgage-backed securities, and capital expenditures exceeded repayments of mortgage-backed securities and sales of investment securities and mortgage-backed securities available for sale. In addition, financing activities used $2.7 million in cash due to decreases in deposits and FHLB borrowings offset by $2.2 million generated by a common stock offering.

At June 30, 1996, the Company had $81.7 million in loan commitments to extend credit and $565 thousand in letters of credit outstanding. At June 30, 1996, FHLB advances which were scheduled to mature through June 30, 1997 totalled $6.4 million. The subordinated debentures are due June 30, 2004 and are redeemable beginning July 1, 1996. At June 30, 1996, the total amount of time deposits which were scheduled to mature through June 30, 1997 totalled $134.7 million.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------


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

Deposits decreased $2.3 million during the six months ended June 30, 1996 from $297.3 million at December 31, 1995 to $295.0 million at June 30, 1996 The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

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

The following table presents certain information regarding FHLB advances for the periods indicated.


                                                     At or For the Six Months
                                                          Ended June 30,
                                                      1996             1995
                                                      ----             ----
                                                      (Dollars in thousands)

Average balance outstanding                        $  22,396         $ 47,802
Maximum amount outstanding at
  any month-end during the period                  $  21,000         $ 50,845
Weighted average interest rate during the period        5.87%            6.41%
Weighted average interest rate at end of the period     6.70%            6.42%


The Company utilizes advances from the FHLB as a source of funds to meet loan demand. FHLB advances decreased $6.0 million to $19.4 million at June 30, 1996 from $25.4 million at December 31, 1995.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------


CAPITAL RESOURCES

The Bank is required pursuant to OTS regulations to have (i) a leverage ratio equal to at least 1.5% of adjusted total assets, (ii) tier 1 risk-based capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At June 30,1996, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory leverage, tier 1 risk-based, and total risk-based capital at June 30, 1996:


                                                                                  Tier 1               Total
                                                   Leverage                    Risk-Based             Risk-Based
                                                     Ratio           %         Capital         %       Capital          %
                                                     -----       -------       -------     --------   -------       ------
                                                                       (Dollars in  Thousands)
Adjusted GAAP Capital                             $  21,527                 $  21,527                 $  21,527
General valuation allowance                             ---                       ---                     2,108
Unrealized loss on securities available for sale        647                       647                       647
Goodwill                                               (109)                     (109)                     (109)
Non-qualifying deferred tax asset                    (1,794)                   (1,794)                   (1,794)
                                                   --------                  --------                  --------
          Total                                      20,271        5.87%       20,271        9.29%       22,379       10.25%

Minimum capital requirement                           5,183        1.50        10,367        3.00        17,460        8.00
                                                   --------        ----      --------        ----      --------         ----

Regulatory  capital - excess                       $ 15,088        4.37%     $  9,904        6.29%    $   4,919        2.25%
                                                   --------        ----      --------        ----      --------        ----
                                                   --------        ----      --------        ----      --------        ----


The prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defined specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

At June 30, 1996, the Bank's leverage ratio was 5.87%, tier 1 risk-based ratio was 9.29 %, total risk-based ratio was 10.25%, and tangible equity ratio was 5.87%, based on leverage capital of $20,271,000, Tier 1 capital of 20,271,000, total risk-based capital of $22,379,000 and tangible equity capital of $20,271,000, respectively. As of June 30, 1996, the Bank met the criteria to be classified "well capitalized."

CASH AND DUE FROM BANKS

Interest-bearing deposits in other banks totalled $311 thousand at June 30, 1996 in comparison with $4.8 million at December 31, 1995. At June 30, 1996, the Bank also had $6.6 million in cash and non-interest bearing deposits in other banks compared with $2.3 million at December 31, 1995.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

INVESTMENT SECURITIES

The Bank is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Bank utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $30 thousand of such securities on its books at June 30, 1996.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated.


                                                  At June 30, 1996
                                                  ----------------

                                           Gross       Gross      Estimated
                            Amortized    Unrealized  Unrealized     Fair     Carrying
                            Cost (1)       Gains      Losses        Value      Value
                            --------       -----      ------        -----      -----
                                          (Dollars in Thousands)
AVAILABLE FOR SALE:
U.S. agency obligations    $  3,483     $  ---      $   96       $ 3,387    $  3,387
Equity investments               30        ---         ---            30          30
                           --------     ------      ------       -------    --------
Total  available for sale  $  3,513     $  ---      $   96       $ 3,417    $  3,417
                           --------     ------      ------       -------    --------
                           --------     ------      ------       -------    --------

HELD TO MATURITY:
FHLB stock, pledged        $  1,937     $  ---      $  ---       $ 1,937    $  1,937
                           --------     ------      ------       -------    --------
  Total  held to maturity  $  1,937     $  ---      $  ---       $ 1,937    $  1,937
                           --------     ------      ------       -------    --------
                           --------     ------      ------       -------    --------

                                               At December 31, 1995
                                               --------------------

AVAILABLE FOR SALE:
U.S. agency obligations    $  5,497     $    2      $   25       $ 5,474    $  5,474
Equity investments               30       ----         ---            30          30
                           --------     ------      ------       -------    --------
  Total available for sale $  5,527     $    2      $   25       $ 5,504    $  5,504
                           --------     ------      ------       -------    --------
                           --------     ------      ------       -------    --------

HELD TO MATURITY:
FHLB stock, pledged        $  2,149     $  ---      $  ---       $ 2,149    $  2,149
                           --------     ------      ------       -------    --------
  Total  held to maturity  $  2,149     $  ---      $  ---       $ 2,149    $  2,149
                           --------     ------      ------       -------    --------
                           --------     ------      ------       -------    --------


The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 1996 are as follows:


                                          Available for sale       Held to maturity
                                          ------------------       ----------------
                                        Amortized   Estimated    Amortized    Estimated
                                         Cost (1)   Fair Value     Cost (1)   Fair Value
                                         --------   ----------     --------   ----------
                                                   (Dollars in Thousands)
Due after one year through five years   $  1,000    $    974     $    ---   $      ---
Due after five years through ten years     2,483       2,413          ---          ---
Due after ten years                          ---         ---          ---          ---
No stated maturity                            30          30        1,937        1,937
                                        --------    --------     --------   ----------
    Total investment securities         $  3,513    $  3,417     $  1,937   $    1,937
                                        --------    --------     --------   ----------
                                        --------    --------     --------   ----------


(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

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


                                                                   AT JUNE 30, 1996

                                                       Gross       Gross        Estimated
                                          Amortized  Unrealized  Unrealized       Fair       Carrying
                                           Cost (1)     Gains      Losses        Value         Value
                                           --------     -----      ------        -----         -----
                                                               (Dollars in Thousands)
AVAILABLE FOR SALE:
GNMA pass-through certificates           $   2,126    $   ---     $     48     $   2,078    $    2,078
FNMA pass-through certificates              17,518        ---          291        17,227        17,227
FHLMC pass-through certificates             24,648        ---          387        24,261        24,261
Non-agency pass-through
  certificates                               3,814        ---            6         3,808         3,808
FHLMC collateralized
  mortgage obligations                       3,000        ---           75         2,925         2,925
                                         ---------    -------     --------     ---------    ----------
    Total available for sale             $  51,106    $   ---     $    807     $  50,299    $   50,299
                                         ---------    -------     --------     ---------    ----------
                                         ---------    -------     --------     ---------    ----------

HELD TO MATURITY:
GNMA pass-through certificates           $  24,148    $   ---     $    936     $  23,212    $   24,148
FNMA pass-through certificates               7,903        ---          213         7,690         7,903
FHLMC pass-through certificates             18,888        ---          348        18,540        18,888
                                         ---------    -------     --------     ---------    ----------
    Total held to maturitY               $  50,939    $   ---     $  1,497     $  49,442    $   50,939
                                         ---------    -------     --------     ---------    ----------
                                         ---------    -------     --------     ---------    ----------

                                                               AT DECEMBER 31, 1995
                                                       Gross       Gross        Estimated
                                          Amortized  Unrealized  Unrealized       Fair       Carrying
                                           Cost (1)     Gains      Losses        Value         Value
                                           --------     -----      ------        -----         -----
                                                               (Dollars in Thousands)

HELD TO MATURITY:
GNMA pass-through certificates           $  26,618    $   ---     $    505     $  26,113    $   26,618
FNMA pass-through certificates               8,620          2           93         8,529         8,620
FHLMC pass-through certificates             17,595          8          155        17,448        17,595
                                         ---------    -------     --------     ---------    ----------
    Total held to maturity               $  52,833    $    10     $    753     $  52,090    $   52,833
                                         ---------    -------     --------     ---------    ----------
                                         ---------    -------     --------     ---------    ----------

AVAILABLE FOR SALE:
GNMA pass-through certificates           $     168    $   ---     $    ---     $     168    $     168
FNMA pass-through certificates               8,801          9          179         8,631        8,631
FHLMC pass-through certificates             19,040         34          211        18,863       18,863
Collateralized mortgage obligations          7,501         16           77         7,440        7,440
Non-Agency pass through certificate          1,734          6          ---         1,740        1,740
                                         ---------    -------     --------     ---------    ----------
    Total available for sale             $  37,244    $    65     $    467     $  36,842    $  36,842
                                         ---------    -------     --------     ---------    ----------
                                         ---------    -------     --------     ---------    ----------


(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

Mortgage-backed securities increase the credit quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. The mortgage-backed securities portfolio contains no speculative derivative securities at June 30, 1996. In addition, since August 1992, the Company has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Company's asset/liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Company's regulatory capital or similar factors.

Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level yield method. Mortgage-backed securities that are held for an indefinite period of time are classified as available for sale and are carried at fair value pursuant to SFAS 115. Mortgage-backed securities are classified as available for sale primarily based on the yield and duration of specific investments. The fixed rate balloons and collateralized mortgage obligations held by the Company approximate the duration of the type of loan the Company originates and therefore, such securities may be sold to allow for additional loan growth and/or other asset/liability management strategies. The Company sold $17.5 million of mortgage-backed securities available for sale during the six months ended June 30, 1996. There were no sales of mortgage-backed securities classified as available for sale during the three months ended June 30, 1995.

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

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

LOAN PORTFOLIO

The Company's net loan portfolio, including loans held for sale, totalled $216.5 million at June 30, 1996 or 62.2% of its total assets, a decrease of $8.3 million or 3.7% from the $224.8 million outstanding at December 31, 1995. The following table depicts the composition of the Company's loan portfolio at the dates indicated.


                                          June 30, 1996        December 31, 1995
                                          -------------        -----------------
                                      Amount       Percent    Amount     Percent
                                      ------       -------    ------     -------
                                                 (Dollars in Thousands)

Real estate loans:
Single family residential (1)      $   74,523       34.10%  $  91,091     40.21%
  Commercial real estate (2)           80,931       37.02      81,535     36.00
  Construction                         18,788        8.60      14,230      6.28
                                   ----------       -----   ---------     -----
  Total real estate loans             174,242       79.72     186,856     82.49
                                   ----------       -----   ---------     -----

Commercial business loans              21,635        9.90      17,244      7.61
                                   ----------       -----   ---------     -----

Consumer loans:
  Consumer                             21,943       10.04      21,666      9.57
  Credit card receivables                 748         .34         757       .33
                                   ----------       -----   ---------     -----
  Total consumer loans                 22,691       10.38      22,423      9.90
                                   ----------       -----   ---------     -----

    Total loans                       218,568      100.00%    226,523    100.00%
                                                   ------                ------
                                                   ------                ------

Allowance for possible loan losses     (2,114)                 (1,720)
                                   ----------               ---------

    Net loans                      $  216,454               $ 224,803
                                   ----------               ---------
                                   ----------               ---------


(1) Includes $2.3 and $3.2 million of loans held for sale at June 30, 1996 and December 31, 1995, respectively.

(2) Includes $19.7 million and $18.9 million of multi-family residential loans at June 30, 1996 and December 31, 1995, respectively.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------


                                NON-PERFORMING ASSETS

GENERAL

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more past due and REO, increased dramatically in 1990 and 1991, and reached $50.6 million at March 31, 1992. Such increases were to a great extent the result of a deterioration in the economy and in particular decreases in the market values of real estate which secured the Company's loans. As a result of certain steps taken by the Company, total non-performing assets have been substantially reduced, and amounted to $5.2 million at June 30, 1996.

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

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

The following table details the Bank's non-performing assets at the dates indicated:


                                   June 30,   December 31,      June 30,
                                    1996          1995           1995
                                    ----          ----           ----
                                            (Dollars in Thousands)

Loans accounted for on a
  non-accrual basis (1)            $  4,546     $  3,879      $  1,326
Accruing loans 90 or
  more days past due                    ---          ---           ---
                                   --------     --------      --------
    Total non-performing loans        4,546        3,879         1,326
REO, net of related reserves            612          728         3,729
                                   --------     --------      --------
    Total non-performing assets    $  5,158     $  4,607      $  5,055
                                   --------     --------      --------
                                   --------     --------      --------

Non-performing loans as a
  percentage of total loans            2.08%        1.71%         0.64%
                                       ----         ----          ----
                                       ----         ----          ----

Non-performing assets as a
  percentage of total assets           1.48%        1.33%         1.42%
                                       ----         ----          ----
                                       ----         ----          ----

(1) Includes impaired loans of $2.9 million, $2.3 million and $0 at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

Non-performing assets increased $551 thousand to $5.2 million at June 30, 1996 from $4.6 million at December 31, 1995. This increase primarily resulted from placing a commercial building located in Philadelphia, PA on non-accrual status during the second quarter of 1996. The unpaid principal balance on the loan approximates $791 thousand.

The $4.6 million of non-accrual loans at June 30, 1996 consists of $3.1 million of commercial real estate mortgages, $960 thousand of loans secured by single-family residential properties, $135 thousand of commercial business loans and $375 thousand of consumer loans. The $612 thousand of REO at June 30, 1996 consists of four residential properties and four undeveloped residential lots.

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

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

The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by delinquent loans at the dates indicated:

                            June 30,             December 31,       June 30,
                             1996                  1995               1995
                             ----                  ----               ----
                        Amount   Percent     Amount    Percent   Amount  Percent
                        ------   -------     ------    -------   ------  -------
                                           (Dollars in Thousands)

Delinquencies:
  30 to 59 days       $  3,899     1.78%    $  2,973     1.31%   $   861     .4%
  60 to 89 days            341      .16          450      .20      1,314     .6
  90 or more days and
    non-accrual loans    4,546     2.08        3,879     1.71      1,326     .7
                      --------     ----      -------    -----    -------   ----
                      $  8,786     4.02%     $ 7,302     3.22%   $ 3,501    1.7%
                      --------     ----      -------    -----    -------   ----
                      --------     ----      -------    -----    -------   ----

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table details the Company's allowance for possible loan losses for the periods indicated:


                                                               At or                       At or
                                                        For the Three Months        For the Six Months
                                                           Ended June 30,              Ended June 30,
                                                        1996           1995         1996           1995
                                                        ----           ----         ----           ----
                                                      (Dollars in thousands)       (Dollars in thousands)
Average loans outstanding                           $ 217,748       $ 213,222    $ 222,098      $ 211,828
                                                    ---------       ---------    ---------      ---------

Balance beginning of period                         $   2,050       $   1,611    $   1,720      $   1,502

Charge-offs:
  Residential real estate                                  24               9           24              9
  Consumer                                                 43              17           43             17
  Commercial                                              ---             281          ---            281
                                                     --------       ---------     --------       --------
    Total charge-offs                                      67             307           67            307
                                                     --------       ---------     --------       --------

Recoveries:
  Real estate construction                                ---               1          ---              1
  Residential real estate                                 ---             ---            3            ---
  Commercial real estate                                   30             ---           30            ---
  Consumer                                                  1               4           10             10
  Commercial                                              ---             ---           18              3
                                                     --------       ---------     --------       --------
  Total recoveries                                         31               5           61             14
                                                     --------       ---------     --------       --------

Net charge-offs                                            36             302            6            293

Additions charged to operations                           100             150          400            250
                                                     --------       ---------     --------       --------

Balance at end of period                            $   2,114       $   1,459    $   2,114      $   1,459
                                                     --------       ---------     --------       --------
                                                     --------       ---------     --------       --------
Ratio of net charge-offs during the period to
  average loans outstanding during the period             .02%            .14%         .00%           .14%
                                                          ---             ---          ---            ---
                                                          ---             ---          ---            ---

Ratio of allowance for possible loan losses to
  non-performing loans at end of period                 40.98%         110.03%       40.98%        110.03%
                                                        -----          ------        -----         ------
                                                        -----          ------        -----         ------



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

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held April 30, 1996 for the following purposes:
    1) To elect four directors for a term of three years (John E.F. Corson, Donald F.U. Goebert, Paul LaNoce, Janet E. Paroo) and to elect one director for a term of two years (H.Wayne Griest).
    2)   To consider & Approve the 1996 Employee Stock Purchase Plan.
    3) To ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ending December 31, 1996.

All proposals were adopted by the Company's stockholders as follows:
    1)   Election of Directors        For      Against    Abstain/not Voted
                                      ---      -------    -----------------
         John E. F. Corson        2,686,343   13,176            200
         Donald F.U. Goebert      2,686,343   13,176            200
         Paul M. LaNoce           2,686,343   13,176            200
         Janet E. Paroo           2,685,964   13,555            200
         H. Wayne Griest          2,686,343   13,176            200
    2)   Approve 1996 Employee
         Stock Purchase Plan      2,558,887    7,616        133,216
    3)   Ratify appointment of
         Coopers & Lybrand L.L.P. 2,684,342    6,531          8,846


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

PROGRESS FINANCIAL CORPORATION
- --------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PROGRESS FINANCIAL CORPORATION


August 6, 1996                                    /S/ W. Kirk Wycoff
- --------------                                    -----------------------------
   Date                                           W. Kirk Wycoff, Chairman,
                                                  President and Chief Executive
                                                  Officer


August 6, 1996                                    /S/ Frederick E. Schea
- --------------                                    -----------------------------
   Date                                           Frederick E. Schea
                                                  Senior Vice President and
                                                  Chief Financial Officer