Form 10-Q
period 1996-09-30
PROGRESS FINANCIAL CORP
filed 1996-11-12
CIK 790183

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1996

                                         OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
___________________.

Commission File Number: 0-14815

                      PROGRESS FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

          DELAWARE                                23-2413363
-------------------------------            ----------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)            Identification Number)

Suite 200
Four Sentry Parkway
Blue Bell, Pennsylvania                         19422-2311
-----------------------                         ----------
(address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (610) 825-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK ($1.00 PAR VALUE)                        3,730,000
     ------------------------------              ----------------------------
         Title of Each Class                     Number of Shares Outstanding
                                                    as of November 6, 1996

                   PROGRESS FINANCIAL CORPORATION
                        Table of Contents

                   PART I - FINANCIAL INFORMATION





                                                                                                        Page

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of September 30, 1996
              (unaudited) and December 31, 1995.......................................................   3

              Consolidated Statements of Operations for the three and nine months ended
              September 30, 1996 and 1995 (unaudited).................................................   4

              Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995 (unaudited).................................................   5

              Notes to Consolidated Financial Statements (unaudited)..................................   7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................................   8

                        PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.......................................................................   28

Item 2.       Changes in Securities...................................................................   28

Item 3.       Defaults upon Senior Securities.........................................................   28

Item 4.       Submission of Matters to a Vote of Security Holders.....................................   28

Item 5.       Other Information.......................................................................   28

Item 6.       Exhibits and Reports on Form 8-K........................................................   28

              Signatures..............................................................................   29


PROGRESS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                 SEPTEMBER 30,      DECEMBER 31,
                                                      1996              1995
                                                      ----              ----
                                                      (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)


ASSETS

Cash and due from banks:

 Interest bearing                                      $--               $4,780

 Non-interest bearing                                 6,897               2,309

Investment securities:

 Available for sale at fair value(amortized
 cost: $3,505 in 1996 and $5,527 in 1995)             3,422               5,504

 Held to maturity  (fair value: $2,785 in
 1996 and $2,149 in 1995)                             2,785               2,149

Mortgage-backed securities:

 Available for sale at fair value (amortized
 cost: $53,846 in 1996 and $37,244 in 1995)          52,828              36,842

 Held to maturity (fair value: $47,640 in 1996
 and $52,090 in 1995)                                48,939              52,833

Loans, net of unearned discounts and deferred fees  231,572             223,370

  Less: allowance for possible loan losses           (2,230)             (1,720)
                                                    -------             -------

  Net Loans                                         229,342             221,650

Loans held for sale (fair value: $638 in 1996
and $3,160 in 1995)                                     637               3,153

Real estate owned, net                                2,247                 728

Premises and equipment                                7,282               2,182

Accrued interest receivable                           2,253               2,280

Deferred income tax                                   3,389               3,417

Other Assets                                          7,150               7,567
                                                    -------              ------

    TOTAL ASSETS                                   $367,171            $345,394
                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

 Deposits                                          $290,076            $297,260

 Advances from the Federal Home Loan Bank            33,325              25,400

 Subordinated debt and other borrowings              18,537               3,000

 Advanced payments by borrowers for taxes
 and insurance                                        1,631               2,312

 Accrued interest payable                             1,252                 722

 Accrued deposit insurance premium                    1,794                --

 Other liabilities                                    1,869                 293
                                                   --------            --------

    TOTAL LIABILITIES                               348,484             328,987
                                                   --------            --------

Stockholders' equity:

 Serial preferred stock - 1,000,000
 shares authorized but unissued                       --                  --

 Junior participating preferred
 stock - $ .01 par value - 1,010 shares
 authorized but unissued                              --                  --

 Common stock - $1 par value; 6,000,000
 shares authorized; 3,780,000 and 3,280,000
 shares issued and outstanding at September 30,
 1996 and December 31, 1995, respectively             3,780               3,280

    Capital surplus                                  17,706              15,706

    Unearned Employee Stock Ownership Plan             (263)               --

    Retained earnings (deficit)                      (1,763)             (2,238)

    Unrealized loss on securities available
    for sale, net of deferred income taxes             (773)               (341)
                                                   --------            --------

         Total stockholders' equity                  18,687              16,407
                                                   --------            --------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $367,171             $345,394
                                                   ========             ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                      --------------------     -------------------
                                                        1996       1995          1996        1995
                                                       -----      -----         -----        ----
                                                    (DOLLARS IN THOUSANDS)    (DOLLARS IN THOUSANDS)
                                                         (UNAUDITED)                (UNAUDITED)

INTEREST INCOME:
    Loans, including fees                               $5,068     $4,712        $15,008      $13,905
    Mortgage-backed securities                           1,819      1,675          4,740        5,025
    Investment securities                                   86        312            312          850
    Other                                                   20         27            169          104
                                                     ---------  ---------      ---------    ---------
    Total interest income                                6,993      6,726         20,229       19,884
                                                     ---------  ---------      ---------    ---------

INTEREST EXPENSE:
    Deposits                                             3,006      3,171          9,027        9,077
    Advances from the Federal Home
             Loan Bank                                     554        695          1,208        2,214
    Subordinated debt and other borrowings                 182         69            398          202
                                                     ---------  ---------      ---------    ---------
         Total interest expense                          3,742      3,935         10,633       11,493
                                                     ---------  ---------      ---------    ---------
Net interest income                                      3,251      2,791          9,596        8,391
Provision for possible loan losses                         100        100            500          350
                                                     ---------  ---------      ---------    ---------
Net interest income after provision for loan losses      3,151      2,691          9,096        8,041
                                                     ---------  ---------      ---------    ---------

OTHER INCOME:
    Mortgage origination and servicing                     184        183            519          585
    Service charges on deposits                            240        253            708          737
    Gain from mortgage banking activities                   21         18             89           46
    Gain on sale of mortgage servicing rights               --         --            924           --
    Gain (loss) from sales of securities                   12         --            145          (35)
    Loss on properties sold                                 (2)       (16)           (10)         (34)
    Fees and other                                         419        379            992          541
                                                     ---------  ---------      ---------    ---------

         Total other income                                874        817          3,367        1,840
                                                     ---------  ---------      ---------    ---------
OTHER EXPENSE:
    Salaries and employee benefits                       1,590      1,241          4,631        3,695
    Occupancy                                              272        346          1,003        1,037
    Data processing                                        297        216            837          612
    Furniture, fixtures, and equipment                     144        145            423          418
    Deposit insurance premiums                           1,985        200          2,406          603
    Provision for real estate owned                         --         49             --          455
    Loan and real estate owned expense, net                 29         84            163           35
    Professional services                                  150        162            540          456
    Other                                                  476        611          1,586        1,436
                                                     ---------  ---------      ---------    ---------

         Total other expense                             4,943      3,054         11,589        8,747
                                                     ---------  ---------      ---------    ---------

Income (loss) before income taxes                         (918)       454            874        1,134
Income tax expense (benefit)                              (299)        --            322           --
                                                     ---------  ---------      ---------    ---------
Net income (loss)                                     $   (619)   $   454       $    552      $ 1,134
                                                     ---------  ---------      ---------    ---------
                                                     ---------  ---------      ---------    ---------
Earnings (loss) per share                             $  ( .17)   $   .13       $    .14      $   .33
                                                     ---------  ---------      ---------    ---------
                                                     ---------  ---------      ---------    ---------
Dividends per share                                   $    .02    $    --       $    .02      $    --
                                                     ---------  ---------      ---------    ---------
                                                     ---------  ---------      ---------    ---------

Average shares outstanding                           3,730,000  3,401,357      3,856,474    3,388,689
                                                     ---------  ---------      ---------    ---------
                                                     ---------  ---------      ---------    ---------


                         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                             -------------------
                                                                              1996         1995
                                                                              ----         ----
                                                                            (DOLLARS IN THOUSANDS)
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $   552       $ 1,134
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                               501           425
     Provision for real estate owned                                             ---           455
     Provision for possible loan losses                                          500           350
     Deferred income tax expense                                                 322           ---
     Capitalized interest on real estate owned                                   (57)          ---
     (Gain) from mortgage banking activities                                     (89)          (46)
     (Gain) from loan sales and securitizations                                  ---           (18)
     (Gain) loss from sales of securities available for sale                    (145)           35
     Loss on properties sold                                                      10            34
     Amortization of deferred loan fees                                         (628)         (414)
     Amortization of premiums/accretion
       of discounts on securities                                                487           429
   Originations and purchases of loans held for sale                        (11,210)        (7,391)
   Sales of loans                                                            13,096         13,694
   (Increase) decrease in accrued interest receivable                            27           (250)
   (Increase) in other assets                                                (2,734)        (1,530)
   Increase in other liabilities                                              3,370          1,153
   Increase in accrued interest payable                                         530            650
                                                                             ------         ------
Net cash flows provided by operating activities                               4,532          8,710
                                                                             ------         ------

                                                                    (CONTINUED)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                    FOR THE NINE MONTHS
                                                                       SEPTEMBER 30,
                                                                   ---------------------
                                                                     1996          1995
                                                                     ----          ----
                                                                   (DOLLARS IN THOUSANDS)
                                                                        (UNAUDITED)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          $ (2,450)     $ (3,791)
    Repayments on mortgage-backed securities held to maturity        6,514         8,795
    Repayments on mortgage-backed securities available for sale      7,593         1,053
    Purchases of mortgage-backed securities available for sale     (49,848)       (7,072)
    Purchases of mortgage-backed securities held to maturity        (2,952)           --
    Sales of mortgage-backed securities available for sale          35,502            --
    Net increase in loans                                          (18,798)      (13,037)
    Purchases of investments held to maturity                         (848)         (831)
    Purchases of investments available for sale                     (3,000)       (2,998)
    Proceeds from sales of investments available for sale            5,145           965
    Maturities of investments held to maturity                         212           747
    Proceeds from sales of real estate owned                           447         1,437
    Advances for construction of real estate owned                      --          (634)
                                                                   -------       -------
    Net cash flows used in investing activities                    (22,483)      (15,366)
                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) in demand, NOW and saving deposits                 (584)       (2,402)
    Net increase (decrease) in time deposits                        (6,600)        7,327
    Net increase in advances from
         the Federal Home Loan Bank                                  7,925           898
    Net (decrease) in advance payments by borrowers
         for taxes and insurance                                      (681)         (952)
    Net increase in other borrowings                                15,537            --
    Dividends paid                                                     (76)           --
     Net proceeds from issuance of common stock                      2,238             5
                                                                   -------       -------
    Net cash flows provided by financing activities                 17,759         4,876
                                                                   -------       -------


Net (decrease) in cash and cash equivalents                           (192)       (1,780)
Cash and cash equivalents:
    Beginning of year                                                7,089         8,075
                                                                   -------       -------
    End of period                                                  $ 6,897       $ 6,295
                                                                   -------       -------

Supplemental disclosures:
    Non-monetary transfers:
       Net conversion of loans receivable to real estate owned     $ 1,967       $   237
                                                                   -------       -------
                                                                   -------       -------
       Securitization of mortgage loans into mortgage-backed
           securities                                              $ 9,982       $   241
                                                                   -------       -------
                                                                   -------       -------
        Transfer of balance on property for Company use from
           other assets to premises and equipment                  $ 3,150       $    --
                                                                   -------       -------
                                                                   -------       -------
Cash payments for:
    Income taxes                                                   $    63       $    --
                                                                   -------       -------
                                                                   -------       -------
    Interest                                                       $10,160       $10,843
                                                                   -------       -------
                                                                   -------       -------



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PROGRESS FINANCIAL CORPORATION
------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1995 Annual Report and Form 10-K. Prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiary is Progress Bank (the "Bank").

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

(3) DEPOSIT INSURANCE PREMIUMS

    On September 30, 1996, the Bank was assessed a special one-time premium of $1.8 million to capitalize the Savings Association Insurance Fund ("SAIF"). This assessment will be offset by lower insurance costs in 1997.

(4) In October 1995, the FASB issued Statement of Financial
    Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for the Company January 1, 1996. SFAS 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The FASB encourages entities to adopt the fair value based method, but does not require the adoption of this method. For those entities that continue to apply APB 25, pro forma disclosure of the effects, if adopted, of SFAS 123 on net income and earnings per share are required in the 1996 financial statements. The Company will continue to apply APB 25 but will provide the required pro forma disclosures in the December 31, 1996 financial statements.

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________

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

                                      SUMMARY

   The Company recorded a net loss of $619 thousand or $.17 per share for the three months ended September 30, 1996 in comparison with net income of $454 thousand or $.13 per share for the three months ended September 1995. The loss includes a special one-time assessment of $1.2 million, net of tax, to capitalize the Savings Association Insurance Fund ("SAIF"). The assessment resulted from recently enacted legislation to strengthen and recapitalize SAIF. Before the SAIF assessment, return on average stockholders' equity was 11.60% and return on average assets was .62% for the three months ended September 30, 1996 compared to 12.35% and .51%, respectively, for the three months ended September 1995.

   For the nine months ended September 30, 1996, the Company had net income of $552 thousand or $.14 per share in comparison with net income of $1.1 million or $.33 per share for the nine months ended September 30, 1995. Excluding the SAIF assessment, return on average stockholders' equity was 12.28% and return on average assets was .66% for the nine months ended September 30, 1996 compared to 10.80% and .43%, respectively for the nine months ended September 30, 1995.

   Net interest income was $3.3 million and $2.8 million for the three months ended September 30, 1996 and 1995, respectively. Operating results for the three months ended September 30, 1996 and 1995 included $100 thousand each in provision for possible loan losses. Other income for the three months ended September 30, 1996 includes $40 thousand of fee income generated by subsidiaries acquired subsequent to June 30, 1995. Excluding the before tax SAIF assessment of $1.8 million, other expense for the three months ended September 30, 1996 remained flat at $3.1 million in comparison to the three months ended September 30, 1995. Increases in salaries and data processing expenses were offset by decreases in occupancy, provision for real estate owned, loan and other expenses.

   For the nine months ended September 30, 1996, net interest income was $9.1 million in comparison with $8.0 million for the nine months ended September 30, 1995. Operating results for the nine months ended September 30, 1996 and 1995 included $500 thousand and $350 thousand, respectively, in provision for possible loan losses. Other income for the nine months ended September 30, 1996 includes a gain of $924 thousand on the sale of $85.0 million of mortgage servicing rights and a $145 thousand gain on the sale of securities. For the comparable period last year, these items were $0 and a loss of $35 thousand. Other expenses totalled $9.8 million, excluding the SAIF assessment, for the nine months ended September 30, 1996 in comparison with $8.7 million for the same period in 1995. The increase primarily relates to increases in salaries and employee benefits ($936 thousand), data processing ($225 thousand), loan and real estate owned expense ($128 thousand) and other ($150 thousand) offset by a $455 thousand decrease in the provision for real estate owned. Salary increases are principally due to the addition of experienced business lenders, a cash management specialist and the formation of a technology lending area in 1996. The data processing expense increase relates to the outsourcing of certain functions during 1995. The increase in other expenses is primarily attributable to the subsidiaries acquired in 1995.

   As a result of a determination of the outlook for future taxable income, the deferred tax valuation allowance was eliminated in the fourth quarter of 1995. A tax benefit of $299 thousand and expense of $322 thousand were recorded for the three and nine month periods ended September 30, 1996. No expense was recorded for the comparable periods in 1995.

   In January 1996, the Company completed a successful offering of 500,000 shares of its common stock. At the time of the offering, 50 thousand shares were reserved for the Company's Employee Stock ownership Plan. Net proceeds of the offering were $2.2 million.

   On October 18, 1996, the Company declared a $.02 per share cash dividend, payable November 15, 1996 to shareholders of record on October 31, 1996. On August 15, 1996, the Company paid a dividend of $.02 per share.

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________

                                RESULTS OF OPERATIONS

NET INTEREST INCOME

   For the three months ended September 30, 1996, net interest income amounted to $3.3 million in comparison with $2.8 million for the same period in 1995. Net interest income for the three months ended September 30, 1996 was positively impacted by a $7.9 improvement in the excess of average interest bearing assets over average interest-bearing liabilities at September 30, 1996 compared to September 30, 1995. Also, the interest rate spread improved to 3.43% from 3.04%. The improvement in the interest rate spread results from the increase in the yield on interest-earning assets from 8.01% to 8.20% and the decrease in interest expense on interest-bearing liabilities to 4.77% from 4.97%.

   For the nine months ended September 30, 1996, net interest income amounted to $9.6 million in comparison with $8.4 million for the same period in 1995. Net interest income for the nine months ended September 30, 1996 was positively impacted by a $6.8 million improvement in the excess of average interest-earning assets over average interest-bearing liabilities at September 30, 1996 compared to September 30, 1995. Commercial business loans increased to $21.3 million at September 30, 1996 from $13.0 million at September 30, 1995. Income on commercial loans increased $576 thousand to $1.6 million at September 30, 1996 from $979 thousand for the comparable period last year. The increase in commercial and consumer loans reflects the Company's effort to diversify the loan portfolio. Also, interest-bearing deposits increased to $268.7 million from $263.6 million at September 30, 1995. The combination of these lower cost funds with the higher yielding loans increased the interest rate spread to 3.51% from 3.08%.

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

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                       -------------------------------------------------------------------------------------------
                                                        1996                                              1995

                                       -----------------------------------------         -----------------------------------------
                                                                         (DOLLARS IN THOUSANDS)

                                       AVERAGE                          YIELD/           AVERAGE                           YIELD/
                                       BALANCE         INTEREST         RATE(1)          BALANCE         INTEREST          RATE(1)
                                       -------         --------         -------          -------         --------          -------

Interest-earning assets:
    Investment securities and other
     interest-earning assets(4)      $  5,936         $  106            7.10%           $ 20,371        $  339             6.60%

    Mortgage-backed securities(2)     108,150          1,819            6.69             102,346         1,674             6.49

    Single family residential loans(3) 73,113          1,414            7.69              90,769         1,717             7.50

    Commercial real estate loans       84,184          2,074            9.80              75,967         1,957            10.22

    Construction loans                 19,400            469            9.62               8,545           217            10.08

    Commercial business loans          25,404            619            9.69              13,729           343             9.91

    Consumer loans                     23,026            492            8.50              21,494           479             8.84
                                    ---------         ------           -----            --------        ------            -----

       Total interest-earning assets  339,213          6,993            8.20             333,221         6,726             8.01
                                                      ------           -----                            ------            -----

Non-interest-earning assets            22,847                                             20,679
                                     --------                                           --------

       Total assets                 $ 362,060                                           $353,900
                                    ---------                                           --------
                                    ---------                                           --------


Interest-bearing liabilities:
    Interest-bearing deposits:
      NOW and Super NOW             $ 27,312          $  150            2.18%           $ 28,004        $  198             2.81%

      Money market accounts           34,751             291            3.33              32,691           255             3.09

      Passbook and statement savings  28,594             196            2.73              27,392           199             2.88

      Time deposits                  176,311           2,369            5.35             179,519         2,519             5.57
                                    --------          ------           ------           --------        ------            ------

        Total interest-bearing
          deposits                  266,968            3,006            4.48             267,606         3,171             4.70

    Advances from the Federal
      Home Loan Bank                 36,354              487            5.33              43,587           695             6.33

    Subordinated debt and
      other borrowings                8,981              249           11.03               3,000            69             9.13

                                   --------           ------           ------           --------        ------            ------
       Total interest-bearing
         liabilities                312,303            3,742            4.77             314,193         3,935             4.97
                                                      ------           ------                            ------           ------

Non-interest-bearing liabilities     30,394                                               25,125

                                   --------                                             --------

       Total liabilities            342,697                                              339,318

Stockholders' equity                 19,363                                               14,582
                                   --------                                             --------

       Total liabilities and
         stockholders' equity      $362,060                                             $353,900
                                   --------                                             --------
                                   --------                                             --------

Net interest income;
  interest rate spread(5)                            $3,251            3.43%                           $2,791             3.04%
                                                     ------           ------                           ------            ------
                                                     ------           ------                           ------            ------

Net interest margin(6)                                                 3.81%                                              3.32%
                                                                      ------                                             ------
                                                                      ------                                             ------

Average interest-earning assets
  to average interest-bearing
  liabilities                                                        108.62%                                            106.06%
                                                                     -------                                            -------
                                                                     -------                                            -------


(1) As adjusted for fees treated as adjustments to loan yields.
(2) Includes mortgage-backed securities classified as available for sale.
(3) Includes mortgage loans held for sale.
(4) Includes investment securities classified as available for sale.
(5) Interest rate spread represents the difference between the weighted average yield on interest-earnings assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------

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


                                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------------------------------------
                                                                              1996                               1995
                                                               -----------------------------  -----------------------------
                                                                                      (DOLLARS IN THOUSANDS)

                                                               AVERAGE              YIELD/    AVERAGE              YIELD/
                                                               BALANCE    INTEREST  RATE(1)   BALANCE    INTEREST  RATE (1)
                                                               -------    --------  -------   -------    --------  --------
Interest-earning assets:
    Investment securities and other interest-earning assets (4)$   9,855  $   481     6.52%   $  19,577   $   954     6.52%
    Mortgage-backed securities (2)                                96,055    4,740     6.59      101,793     5,025     6.60
    Single family residential loans(3)                            79,029    4,605     7.78       96,956     5,364     7.40
    Commercial real estate loans                                  82,657    6,115     9.88       74,424     5,704    10.25
    Construction loans                                            17,604    1,279     9.70        6,748       502     9.95
    Commercial business loans                                     21,323    1,555     9.74       13,015       979    10.06
    Consumer loans                                                22,481    1,454     8.64       20,237     1,356     8.96
                                                                --------  -------    -----     --------   -------    -----
         Total interest-earning assets                           329,004   20,229     8.21      332,750    19,884     7.99
                                                                          -------    -----                -------    -----
                                                                          -------    -----                -------    -----

Non-interest-earning assets                                       20,888                         18,474
                                                                --------                      ---------
         Total assets                                           $349,892                      $ 351,224
                                                                --------                      ---------
                                                                --------                      ---------

Interest-bearing liabilities:
    Interest-bearing deposits:
    NOW and Super NOW                                          $  27,153  $   434     2.14%   $  26,558   $   549     2.76%
    Money market accounts                                         33,783      798     3.16       33,522       778     3.10
    Passbook and statement savings                                28,150      571     2.71       27,396       599     2.92
    Time deposits                                                179,654    7,224     5.37      176,074     7,151     5.43
                                                               ---------  -------     ----    ---------   -------     ----
         Total interest-bearing deposits                         268,740    9,027     4.49      263,550     9,077     4.60
    Advances from the Federal Home Loan Bank                      27,036    1,141     5.64       46,382     2,214     6.38
    Subordinated debt and other borrowings                         6,648      465     9.34        3,000       202     9.00
                                                               ---------  -------     ----    ---------   -------     ----
         Total interest-bearing liabilities                      302,424   10,633     4.70      312,932    11,493     4.91
                                                                          -------    -----                -------    -----
                                                                          -------    -----                -------    -----


Non-interest-bearing liabilities                                  28,587                         24,255
                                                               ---------                      ---------
         Total liabilities                                       331,011                        337,187

Stockholders' equity                                              18,881                         14,037
                                                               ---------                      ---------
         Total liabilities and stockholders' equity            $ 349,892                      $ 351,224
                                                               ---------                      ---------
                                                               ---------                      ---------

Net interest income; interest rate spread (5)                             $ 9,596     3.51%               $ 8,391     3.08%
                                                                          -------    -----                -------     ----
                                                                          -------    -----                -------     ----

Net interest margin (6)                                                               3.90%                           3.37%
                                                                                     -----                          -------
                                                                                     -----                          -------

Average interest-earning assets to average interest-bearing liabilities             108.79%                         106.33%
                                                                                    ------                          ------
                                                                                    ------                          ------


(1) As adjusted for fees treated as adjustments to loan yields.
(2) Includes mortgage-backed securities classified as available for sale.
(3) Includes mortgage loans held for sale.
(4) Includes investment securities classified as available for sale.
(5) Interest rate spread represents the difference between the weighted average yield on interest-earnings assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

Total interest income amounted to $7.0 million for the three months ended September 30,1996, a $267 thousand increase when compared to the same period
in 1995.   Interest income on mortgage-backed securities increased $145 thousand, as the average yield increased 20 basis points, reflecting a $5.8 million increase in the average balance. Interest income on investments and other interest-earning assets decreased $233 thousand, as the average balance outstanding decreased $14.4 million and the average yield increased 50 basis points. Interest income on commercial business loans increased $276 thousand as the average balance increased $11.7 million.

Total interest expense amounted to $3.7 million for the three months ended September 30, 1996, a $193 thousand decrease in comparison to the same period in 1995. Interest expense on deposits decreased $165 thousand, as the average rate on deposits decreased 22 basis points and the average balance decreased $638 thousand. Interest expense on Federal Home Loan Bank of Pittsburgh ("FHLB") advances decreased $208 thousand, as the average balance and average rate decreased $7.2 million and 100 basis points, respectively. Interest expense on subordinated debt and other borrowings amounted to $249 thousand for the three months ended September 30, 1996 due to the increase in borrowings and the increase in the average rate of 190 basis points.

For the nine months ended September 30, 1996, total interest income amounted to $20.2 million, an increase of $345 thousand from the comparable period in 1995. Interest income on mortgage-backed securities decreased $285 thousand, as the average yield decreased 1 basis point and the average balance decreased $5.7 million. Interest income on single family residential loans decreased $759 thousand as the average yield increased 38 basis points. Interest income on commercial business loans increased $576 thousand as the average principal balance increased to $21.3 million and the yield decreased 32 basis points to 9.74%. Interest income on consumer loans increased $98 thousand as the average balance increased $2.2 million and the yield decreased 32 basis points from the comparable period last year. Interest income on investments and other interest-earning assets decreased $473 thousand, as the average balance outstanding decreased $9.7 million and the average yield remained unchanged.

For the nine months ended September 30, 1996, total interest expense amounted to $10.6 million, an $860 thousand or 7.5% decrease when compared to the same period in 1995. Interest expense on deposits decreased $50 thousand, as the average balance of deposits increased $5.2 million and the average rate on deposits decreased 11 basis points. Interest expense on FHLB advances decreased $1.1 million, as the average balance and average rate
decreased $19.3 million and 74 basis points, respectively.    Interest
expense on subordinated debt and other borrowings amounted to $465 thousand for the nine months ended September 30 1996 due to the increase in the average balance of the liability to $6.6 million from $3.0 million during the comparable period in 1995.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

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

During the nine months ended September 30, 1996, the Company recorded a $500 thousand provision compared with $350 thousand for the comparable period in 1995, and had net recoveries of $10 thousand during the nine months ended September 30, 1996 in comparison with $296 thousand of net charge-offs during the comparable period in 1995. At September 30, 1996, the allowance for possible loan losses amounted to $2.2 million or 0.96% of total loans and 162.89% of total non-performing loans. See "Allowance for Possible Loan Losses."

The Company's allowance for possible loan losses increased by $674 thousand or 43.3% from $1.6 million at September 30, 1995 to $2.2 million at September 30, 1996. The increase in the allowance reflects the change to a net recovery of $10 thousand for the period ended September 30, 1996 versus a net charge-off of $296 thousand and the increase in the provision for possible loan losses of $150 thousand during the nine months ended September 30, 1996 as compared to September 30, 1995. Loan delinquencies decreased to $4.8 million from $7.3 million at December 31, 1995. The ratio of the allowance for possible loan losses to total non-performing loans increased from 111.62% at September 30,
1995 to 162.89% at September  30, 1996.   Although management utilizes its best
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

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

OTHER INCOME

The following table details other income for the periods indicated.

                                                  FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30
                                                  --------------------       -------------------
                                                     1996       1995           1996        1995
                                                     ----       ----           ----        ----
                                                  (DOLLARS IN THOUSANDS)     (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)               (UNAUDITED)

Other income:
    Mortgage origination and servicing               $184       $183          $  519      $  585
    Service charges on deposits                       240        253             708         737
    Gain from mortgage banking activities              21         18              89          46
    Gain on sale of mortgage servicing rights         ---        ---             924         ---
    Gain (loss) from sales of securities               12        ---             145         (35)
    Loss on properties sold                            (2)       (16)            (10)        (34)
    Fees and other                                    419        379             992         541
                                                     ----       ----          ------     -------
        Total other income                           $874       $817          $3,367     $ 1,840
                                                     ----       ----          ------     -------
                                                     ----       ----          ------     -------

Total other income amounted to $874 thousand for the three months ended September 30, 1996, an increase of $57 thousand compared with the $817 thousand in other income for the three months ended September 30, 1995. Other income for the three months ended September 30, 1996 included $419 thousand in fees and other income in comparison to $379 thousand for the same period in 1995. The increase in fees primarily relates to increased activity in the Company's leasing and commercial real estate subsidiaries. Service charges on deposits decreased $13 thousand for the three months ended September 30, 1996 due primarily to decreases in business checking fees. Loss on properties sold decreased $14 thousand from the similar period last year.

The Company had gains from sales of securities of $12 thousand for the three months ended September 30, 1996. There were no gains or losses on securities in the similar period last year. The Company may decide to sell securities from its investment and mortgage-backed securities classified as available for sale in accordance with its asset/liability strategy or in response to changes in interest rates, prepayment rates, the need to increase the Bank's regulatory capital or similar factors. The ability to recognize gains from mortgage banking activities and sales of securities is dependent on market and economic conditions and, accordingly there can be no assurance of gains in future periods or that there will not be significant inter-period variation in the results of such activities. In 1996, the Company intends to sell substantially all residential mortgage loan originations in the secondary market or to private investors.

Total other income amounted to $3.4 million for the nine months ended September 30, 1996, an increase of $1.5 million from the $1.8 million recognized for the comparable 1995 period. The increase primarily relates to the $924 thousand gain on the sale of mortgage servicing rights, the $145 thousand gain on the sale of securities versus a loss of $35 thousand in the comparable period last year and increased fees and other income generated by the Company's leasing and commercial real estate subsidiaries.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

OTHER EXPENSE

The following table details other expense for the periods indicated.

                                                FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                --------------------      --------------------
                                                 1996         1995         1996          1995
                                                 ----         ----         ----          ----
                                               (DOLLARS IN THOUSANDS)    (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)                 (UNAUDITED)
Other expense:
    Salaries and employee benefits              $1,590       $1,241       $ 4,631       $3,695
    Occupancy                                      272          346         1,003        1,037
    Data processing                                297          216           837          612
    Furniture, fixtures and equipment              144          145           423          418
    Deposit insurance premiums                   1,985          200         2,406          603
    Provision for real estate owned                ---           49           ---          455
    Loan and real estate owned expense, net         29           84           163           35
    Professional services                          150          162           540          456
    Other                                          476          611         1,586        1,436
                                                ------       ------       -------       ------
       Total other expense                      $4,943       $3,054       $11,589       $8,747
                                                ------       ------       -------       ------
                                                ------       ------       -------       ------

Total other expense amounted to $4.9 million for the three months ended September 30, 1996, an increase of $1.9 million from the $3.1 million recognized during the comparable 1995 period. Excluding the SAIF assessment of $1.8 million, other expense for the three months ended September 30, 1996 remained flat at $3.1 million in comparison to the three months ended September 30, 1995. Increases in salaries and data processing expenses were offset by decreases in occupancy, provision for real estate owned, loan and other expenses.

Total other expenses amounted to $11.6 million for the nine months ended September 30, 1996, an increase of $2.8 million from $8.7 million for the comparable 1995 period. $1.8 million of the increase relates to the SAIF assessment at September 30, 1996. Salaries and employee benefits increased $936 thousand for the nine months ended September 30, 1996 to $4.6 million in comparison with $3.7 million for the nine months ended September 30, 1995 primarily due to staffing additions to support the Bank's lending initiatives. Loan and real estate owned expense, net increased from $35 thousand for the nine months ended September 30, 1995 to $163 thousand of expense for the nine months ended September 30, 1996 due primarily to negative cash flow from the operation of certain REO properties and expenses of maintaining properties. A provision for loss on real estate owned was not required during the nine months ended September 30, 1996 while $455 thousand was provided in the similar period of 1995. The Company outsourced the processing of customer checking accounts in the fourth quarter of 1995. Consequently, data processing expenses increased $225 thousand to $837 thousand for the nine months ended September 30, 1996. Other miscellaneous expenses increased $150 thousand primarily due to costs related to the subsidiaries acquired in 1995.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

INCOME TAX EXPENSE

The Company recorded an income tax benefit of $299 thousand and a tax expense of $322 thousand for the three and nine months ended September 30, 1996. Tax expense for the three and nine months ended September 30, 1995 was offset by the partial recognition of a net operating loss carryforward. At September 30, 1996, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8.0 million, that expires in 2007 through 2009.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on a prospective basis in the first quarter of 1993. Under SFAS 109, deferred income taxes are recognized in full, subject to a valuation allowance for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At September 30, 1996, the Company had a $3.4 million net deferred tax asset. At September 30, 1995, the Company had a valuation allowance of $2.0 million against net deferred tax assets of $3.4 million. The amount of the valuation allowance was determined based on management's estimate of deferred tax assets that will be realized using the "more likely than not" realization criteria contained in SFAS 109 in consideration of management's projections of future taxable income. A valuation allowance was not required at September 30, 1996.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the Office of Thrift Supervision ("OTS")to reflect economic conditions. The Bank's average liquidity ratio for the three months ended September 30, 1996 was approximately 7.61%.

The Company monitors its liquidity in accordance with guidelines established by the Bank and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits and advances from the Federal Home Loan Bank ("FHLB").

The Company's primary source of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB and sales of investment securities, loans and mortgage-backed securities. During the nine months ended September 30, 1996 the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments and maintain its liquidity.

For the nine months ended September 30, 1996, cash was provided by operating and financing activities and used in investing activities. Operating activities provided $4.5 million of cash, primarily due to sales of loans totalling $13.1 million. Investing activities used $22.5 million in cash as net originations of loans, purchases of mortgage-backed securities and investments, and capital expenditures exceeded repayments of mortgage-backed securities and sales of investment securities and mortgage-backed securities available for sale. In addition, financing activities provided $17.8 million in cash due to increases in FHLB and other borrowings, a common stock offering of $2.2 million offset by a $7.2 million decrease in deposits.

At September 30, 1996, the Company had $93.2 million in loan commitments to extend credit and $661 thousand in letters of credit outstanding. At September 30, 1996, FHLB advances which were scheduled to mature through September 30, 1997 totalled $27.9 million. Subordinated debentures of $3.0 million are due September 30, 2004 and are redeemable beginning July 1, 1996. At September 30, 1996, the total amount of time deposits which were scheduled to mature through June 30, 1997 totalled $164.4 million.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

Management has focused considerable attention on the retention of the Bank's core deposit base, which has been impacted by increased competition for deposit funds.

The Company's deposits are obtained primarily from residents near the Bank's seven full service offices in Montgomery County, one office in Delaware County, one office in Chester County and one office in the Andorra section of Philadelphia. The Bank generally does not advertise for deposits outside of its market area and does not use brokers to solicit deposits on its behalf. The Bank has drive-up banking facilities at two of its offices and has automated teller machines ("ATM's") at all of its offices and two remote ATM's. The Company offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits decreased $7.2 million during the nine months ended September 30, 1996 from $297.3 million at December 31, 1995 to $290.1 million at September 30, 1996 The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

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



                                                      AT OR FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                      -------------------------
                                                         1996          1995
                                                         ----          ----
                                                        (DOLLARS IN THOUSANDS)


   Average balance outstanding                         $27,036       $46,382
   Maximum amount outstanding at
      any month-end during the period                  $56,675       $50,845
   Weighted average interest rate during the period       5.64%         6.38%
   Weighted average interest rate at end of the period    6.47%         6.18%


The Company utilizes advances from the FHLB as a source of funds to meet loan demand. FHLB advances increased $7.9 million to $33.3 million at September 30, 1996 from $25.4 million at December 31, 1995.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


CAPITAL RESOURCES

The Bank is required pursuant to OTS regulations to have (i) a leverage ratio equal to at least 1.5% of adjusted total assets, (ii) tier 1 risk-based capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At September 30,1996, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory leverage, tier 1 risk-based, and total risk-based capital at September 30, 1996:


                                                                            TIER 1               TOTAL
                                                        LEVERAGE          RISK-BASED          RISK-BASED
                                                          RATIO     %       CAPITAL      %      CAPITAL         %
                                                        --------   ---    ----------    ---   ----------       ---
                                                                       (DOLLARS IN  THOUSANDS)


   Adjusted GAAP Capital                                 $20,690           $20,690                $20,690
   General valuation allowance                                --                --                  2,214
   Unrealized loss on securities available for sale          773                773                   773
   Goodwill                                                  (95)               (95)                  (95)
   Non-qualifying deferred tax asset                      (1,910)            (1,910)               (1,910)
                                                          ------            -------                ------
           Total                                          19,458   5.34%     19,458     8.43%      21,672       9.39%

   Minimum capital requirement                             5,468   1.50      10,935     3.00       18,461       8.00
                                                          ------   ----     -------     ----       ------       ----

   Regulatory  capital - excess                          $13,990   3.84%    $ 8,523     5.43%     $ 3,211       1.39%
                                                          ------   ----     -------     ----       ------       ----
                                                          ------   ----     -------     ----       ------       ----


The prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defined specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "well-capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

At September 30, 1996, the Bank's leverage ratio was 5.34%, tier 1 risk-based ratio was 8.43 %, total risk-based ratio was 9.39%, and tangible equity ratio was 5.34%, based on leverage capital of $19.5 million, Tier 1 capital of 19.5 million, total risk-based capital of $21.7 million and tangible equity capital of $19.5 million, respectively. As of September 30, 1996, the Bank met the criteria to be "adequately capitalized." Prior to the SAIF assessment on September 30, 1996, the Bank met the criteria to be well capitalized.

CASH AND DUE FROM BANKS

The Company had no interest bearing deposits in other banks at September 30, 1996 in comparison with $4.8 million at December 31, 1995. At September 30, 1996, the Bank also had $6.8 million in cash and non-interest bearing deposits in other banks compared with $2.3 million at December 31, 1995.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

INVESTMENT SECURITIES

The Bank is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Bank utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $30 thousand of such securities on its books at September 30, 1996.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated.


                                                              AT SEPTEMBER 30, 1996
                                       ------------------------------------------------------------------
                                                        GROSS        GROSS         ESTIMATED
                                       AMORTIZED     UNREALIZED    UNREALIZED         FAIR       CARRYING
                                       COST (1)         GAINS        LOSSES           VALUE        VALUE
                                       ---------     ----------    ----------       --------     --------
                                                             (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE:
U.S. agency obligations                 $3,475          $  --         $  83          $3,392        $3,392
Equity investments                          30             --            --              30            30
                                        ------          -----         -----          ------        ------
   Total available for sale             $3,505          $  --         $  83          $3,422        $3,422
                                        ------          -----         -----          ------        ------
                                        ------          -----         -----          ------        ------

HELD TO MATURITY:
FHLB stock, pledged                     $2,785          $  --         $  --          $2,785        $2,785
                                        ------          -----         -----          ------        ------

   Total held to maturity              $2,785          $  --         $  --          $2,785        $2,785
                                        ------          -----         -----          ------        ------
                                        ------          -----         -----          ------        ------


                                                              AT DECEMBER 31, 1995
                                        -----------------------------------------------------------------
AVAILABLE FOR SALE:
U.S. agency obligations                 $5,497          $   2         $  25          $5,474        $5,474
Equity investments                          30             --            --             30             30
                                        ------          -----         -----          ------        ------

    Total available for sale            $5,527          $   2         $  25          $5,504        $5,504
                                        ------          -----         -----          ------        ------
                                        ------          -----         -----          ------        ------

HELD TO MATURITY:
FHLB stock, pledged                     $2,149          $  --         $  --          $2,149        $2,149
                                        ------          -----         -----          ------        ------
     Total  held to maturity            $2,149          $  --         $  --          $2,149        $2,149

                                        ------          -----         -----          ------        ------
                                        ------          -----         -----          ------        ------


The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 1996 are as follows:



                                                  AVAILABLE FOR SALE                HELD TO MATURITY
                                                  ------------------                ----------------
                                             AMORTIZED         ESTIMATED       AMORTIZED       ESTIMATED
                                             COST (1)          FAIR VALUE       COST (1)      FAIR VALUE
                                             ---------         ----------      ---------      ----------
                                                                 (DOLLARS IN THOUSANDS)

Due after one year through five years          $1,000             $  979        $   --          $   --
Due after five years through ten years          2,475              2,413            --              --
Due after ten years                                --                 --            --              --
No stated maturity                                 30                 30         2,785           2,785
                                               ------             ------        ------          ------
   Total investment securities                 $3,505             $3,422        $2,785          $2,785
                                               ------             ------        ------          ------
                                               ------             ------        ------          ------


----------
(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________


MORTGAGE-BACKED SECURITIES

The cost, gross unrealized gains and losses, estimated fair value and carrying value of mortgage-backed securities by classification at the dates indicated were as follows.

                                                                  AT SEPTEMBER 30, 1996
                                                 --------------------------------------------------------
                                                              GROSS       GROSS     ESTIMATED
                                                 AMORTIZED  UNREALIZED  UNREALIZED    FAIR       CARRYING
                                                  COST (1)    GAINS       LOSSES      VALUE       VALUE
                                                  --------    -----       ------      -----       -----
                                                                  (DOLLARS IN THOUSANDS)

         AVAILABLE FOR SALE:
         GNMA pass-through certificates        $   22,328   $   ---   $     209     $  22,119   $  22,119
         FNMA pass-through certificates             7,737       ---         265         7,472       7,472
         FHLMC pass-through certificates           17,075       ---         436        16,639      16,639
         Non-agency pass-through
           certificates                             3,706       ---          11         3,695       3,695
         FHLMC collateralized
            mortgage obligations                    3,000       ---          97         2,903       2,903
                                               ----------   -------   ---------     ---------   ---------
              Total available for sale         $   53,846   $   ---   $   1,018     $  52,828   $  52,828
                                               ----------   -------   ---------     ---------   ---------
                                               ----------   -------   ---------     ---------   ---------

         HELD TO MATURITY:
         GNMA pass-through certificates        $  23,265    $   ---   $     812     $  22,453   $  23,265
         FNMA pass-through certificates            7,577        ---         172         7,405       7,577
         FHLMC pass-through certificates          18,097          7         322        17,782      18,097
                                               ----------   -------   ---------     ---------   ---------
              Total held to maturity           $  48,939    $     7   $   1,306     $  47,640   $  48,939
                                               ----------   -------   ---------     ---------   ---------
                                               ----------   -------   ---------     ---------   ---------


                                                                  AT DECEMBER 31, 1995
                                                 --------------------------------------------------------
                                                              GROSS       GROSS     ESTIMATED
                                                 AMORTIZED  UNREALIZED  UNREALIZED    FAIR       CARRYING
                                                  COST (1)    GAINS       LOSSES      VALUE       VALUE
                                                  --------    -----       ------      -----       -----
                                                                  (DOLLARS IN THOUSANDS)
         HELD TO MATURITY:
         GNMA pass-through certificates        $ 26,618     $   ---   $     505     $  26,113   $  26,618
         FNMA pass-through certificates           8,620           2          93         8,529       8,620
         FHLMC pass-through certificates         17,595           8         155        17,448      17,595
                                               ----------   -------   ---------     ---------   ---------
                   Total held to maturity      $ 52,833     $    10   $     753     $  52,090   $  52,833
                                               ----------   -------   ---------     ---------   ---------
                                               ----------   -------   ---------     ---------   ---------

         AVAILABLE FOR SALE:
         GNMA pass-through certificates        $    168     $   ---   $     ---     $     168   $     168
         FNMA pass-through certificates           8,801           9         179         8,631       8,631
         FHLMC pass-through certificates         19,040          34         211        18,863      18,863
         Collateralized mortgage obligations      7,501          16          77         7,440       7,440
         Non-Agency pass through certificate      1,734           6         ---         1,740       1,740
                                               ----------   -------   ---------     ---------   ---------
              Total available for sale         $ 37,244     $    65   $     467     $  36,842   $  36,842
                                               ----------   -------   ---------     ---------   ---------
                                               ----------   -------   ---------     ---------   ---------

(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

Mortgage-backed securities increase the credit quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. The mortgage-backed securities portfolio contains no speculative derivative securities at September 30, 1996 and 1995. The Company has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Company's asset/ liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Company's regulatory capital or similar factors.

Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level yield method. Mortgage-backed securities that are held for an indefinite period of time are classified as available for sale and are carried at fair value pursuant to SFAS 115. Mortgage-backed securities are classified as available for sale primarily based on the yield and duration of specific investments. The fixed rate balloons and collateralized mortgage obligations held by the Company approximate the duration of the type of loan the Company originates and therefore, such securities may be sold to allow for additional loan growth and/or other asset/liability management strategies. The Company sold $35.6 million of mortgage-backed securities available for sale during the six months ended September 30, 1996. There were no sales of mortgage-backed securities classified as available for sale during the three months ended September 30, 1995.

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

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

LOAN PORTFOLIO

The Company's net loan portfolio, including loans held for sale, totalled $230.0 million at September 30, 1996 or 62.6% of its total assets, an increase of $5.2 million or 2.3% from the $224.8 million outstanding at December 31, 1995. The following table depicts the composition of the Company's loan portfolio at the dates indicated.


                                           SEPTEMBER 30, 1996                DECEMBER 31, 1995
                                           ------------------                -----------------
                                          AMOUNT       PERCENT              AMOUNT      PERCENT
                                          ------       -------              ------      -------
                                                          (DOLLARS IN THOUSANDS)
Real estate loans:
    Single family residential (1)       $ 72,759        31.33%             $ 91,091      40.21%
    Commercial real estate (2)            86,000        37.04                81,535      36.00
    Construction                          20,283         8.73                14,230       6.28
                                        --------        -----               -------      -----
    Total real estate loans              179,042        77.10               186,856      82.49
                                        --------        -----               -------      -----

Commercial business loans                 30,049        12.94                17,244       7.61
                                        --------        -----               -------      -----

Consumer loans:
    Consumer                              22,298         9.60                21,666       9.57
    Credit card receivables                  820          .36                   757        .33
                                        --------        -----               -------      -----
    Total consumer loans                  23,118         9.96                22,423       9.90
                                        --------        -----               -------      -----

         Total loans                     232,209       100.00%              226,523     100.00%
                                                       ------                           ------
                                                       ------                           ------
Allowance for possible loan losses        (2,230)                            (1,720)
                                        --------                            -------
         Net loans                     $ 229,979                           $224,803
                                        --------                            -------
                                        --------                            -------


(1) Includes $637 thousand and $3.2 million of loans held for sale at September 30, 1996 and December 31, 1995, respectively.

(2) Includes $22.7 million and $18.9 million of multi-family residential loans at September 30, 1996 and December 31, 1995, respectively.

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________


                                NON-PERFORMING ASSETS

GENERAL

Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more past due and REO, increased dramatically in 1990 and 1991, and reached $50.6 million at March 31, 1992. Such increases were to a great extent the result of a deterioration in the economy and in particular decreases in the market values of real estate which secured the Company's loans. As a result of certain steps taken by the Company, total non-performing assets have been substantially reduced, and amounted to $3.6 million at September 30, 1996.

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

PROGRESS FINANCIAL CORPORATION
_______________________________________________________________________________

The following table details the Bank's non-performing assets at the dates indicated:



                                                     SEPTEMBER 30,          DECEMBER 31,        SEPTEMBER 30,
                                                         1996                   1995                1995
                                                     -------------          ------------        -------------
                                                                       (DOLLARS IN THOUSANDS)
Loans accounted for on a
   non-accrual basis (1)                             $1,361                 $3,879                   $1,394
Accruing loans 90 or
   more days past due                                     8                     --                       --
                                                     ------                 ------                   ------

   Total non-performing loans                         1,369                  3,879                    1,394
REO, net of related reserves                          2,247                    728                    3,479

                                                     ------                 ------                   ------
   Total non-performing assets                       $3,616                 $4,607                   $4,873
                                                     ------                 ------                   ------
                                                     ------                 ------                   ------
Non-performing loans as a
   percentage of total loans                           0.59%                  1.74%                    0.66%
                                                     ------                 ------                   ------
                                                     ------                 ------                   ------
Non-performing assets as a
   percentage of total assets                          0.98%                  1.33%                    1.37%
                                                     ------                 ------                   ------
                                                     ------                 ------                   ------


(1) Includes impaired loans of $0, $2.3 million and $0 at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

Non-performing assets decreased $991 thousand to $3.6 million at September 30, 1996 from $4.6 million at December 31, 1995. This decrease primarily results from a reduction in non-accrual loans of $2.5 million, of which, $1.7 was a transfer of a commercial property located in New Jersey to real estate owned.

The $1.4 million of non-accrual loans at September 30, 1996 consists of $127 thousand of commercial real estate mortgages, $847 thousand of loans secured by single-family residential properties, $29 thousand of commercial business loans and $356 thousand of consumer loans. The $2.2 million of REO at September 30, 1996 consists of two commercial properties, two residential properties and four undeveloped residential lots.

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

The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by delinquent loans at the dates indicated:


                                                    SEPTEMBER 30,          DECEMBER 31,        SEPTEMBER 30,
                                                        1996                   1995              1995
                                                    -------------          ------------        -------------

                                                   AMOUNT   PERCENT      AMOUNT   PERCENT     AMOUNT   PERCENT
                                                   ------   -------      ------   -------     ------   -------
                                                                      (DOLLARS IN THOUSANDS)

Delinquencies:
    30 to 59 days                                   $2,922  1.25%        $2,973   1.31%       $2,027     .9%
    60 to 89 days                                      479   .21            450    .20         1,137     .5
    90 or more days and
            non-accrual loans                        1,369   .59          3,879   1.71         1,394     .7
                                                    ------  ----          -----   ----        ------    ---
                                                    $4,770  2.05%        $7,302   3.22%       $4,558    2.1%
                                                    ------  ----          -----   ----        ------    ---
                                                    ------  ----          -----   ----        ------    ---


PROGRESS FINANCIAL CORPORATION
________________________________________________________________________________

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table details the Company's allowance for possible loan losses for the periods indicated:


                                      AT OR                             AT OR
                              FOR THE THREE MONTHS               FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                              -------------------------------------------------------
                                1996          1995                1996           1995
                                ----          ----                ----           ----
                              (DOLLARS IN THOUSANDS)            (DOLLARS IN THOUSANDS)

Average loans outstanding     $ 225,127    $ 210,504          $ 223,094       $ 211,380
                              =========    =========          =========       =========
Balance beginning of period   $   2,114    $   1,459          $   1,720       $   1,502

Charge-offs:
    Residential real estate         ---          ---                 24               9
    Consumer                        ---            4                 41              21
    Commercial                      ---          ---                ---             281
                                -------      -------            -------         -------
           Total charge-offs        ---            4                 65             311
                                -------      -------            -------         -------
Recoveries:
    Real estate construction        ---          ---                ---               1
    Residential real estate         ---          ---                  2             ---
    Commercial real estate          ---          ---                 30             ---
    Consumer                          7            1                 18              11
    Commercial                        9          ---                 25               3
                                -------      -------            -------         -------
    Total recoveries                 16            1                 75              15
                                -------      -------            -------         -------
Net charge-offs (recoveries)        (16)           3                (10)            296
Additions charged to operations     100          100                500             350
                                -------      -------            -------         -------

Balance at end of period       $  2,230     $  1,556           $  2,230         $ 1,556
                               ========     =========          ========         =======

Ratio of net charge-offs
     (recoveries) during the
     period to average loans
     outstanding during the
     period                        (.01)%          ---              ---             .14%
                                   =====           ===              ===             ===
Ratio of allowance for possible
    loan losses to non-
    performing loans at end of
    period                        162.89%       111.62%          162.89%         111.62%
                                  ======        ======           ======          ======

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

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On October 15, 1996, the Company filed a Current Report on Form 8-K with The Securities and Exchange Commission reporting under Item 5 that it had reached an agreement to purchase The Equipment Leasing Company, Timonium, Maryland. Under the terms of the purchase agreement, The Equipment Leasing Company will become a wholly owned subsidiary of Progress Bank, a subsidiary of the Company.

On October 23, 1996, the Company filed a Current Report on Form 8-K with The Securities and Exchange Commission reporting under Item 2 that it had completed its previously announced acquisition of The Equipment Leasing Company, Timonium, Maryland for a cash price of $6.6 million. The Company reported under Item 7 that financial statements and pro forma financial information of The Equipment Leasing Company are not available as of the date of the report but will be filed by amendment as soon as practicable, but in no event later than 60 days after October 23, 1996.

PROGRESS FINANCIAL CORPORATION
------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROGRESS FINANCIAL CORPORATION

     NOVEMBER 6, 1996                  /S/ W. KIRK WYCOFF
     ----------------                  ---------------------------------------
         Date                          W. Kirk Wycoff, Chairman,
                                       President and Chief Executive
                                       Officer

    NOVEMBER 6, 1996                   /S/ FREDERICK E. SCHEA
    ----------------                   ---------------------------------------
         Date                          Frederick E. Schea
                                       Senior Vice President and
                                       Chief Financial Officer