Form 10-K
period 1996-12-31
PROGRESS FINANCIAL CORP
filed 1997-03-31
CIK 790183

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K
      Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

Commission File Number: 0-14815

                        PROGRESS FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)



            Delaware                                             23-2413363
----------------------------------                     -------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification Number)




4 Sentry Parkway - Suite 230
P.O. Box 3036
Blue Bell, Pennsylvania                                 19422-2311
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)




Registrant's telephone number, including area code:     (610) 825-8800


Securities registered pursuant to Section 12(b) of
the Act:                                                Not applicable

Securities registered pursuant to Section 12(g) of      Common Stock,
the Act:                                                $1.00 par value
                                                        (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X

The aggregate market value of the voting stock, held by non-affiliates of the Registrant as a group, was $29,203,401 as of March 7, 1997.

As of March 7, 1997, there were 3,775,748 issued and outstanding shares of the Registrant's Common Stock.

Documents Incorporated By Reference:
(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated into Part II, items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                        PROGRESS FINANCIAL CORPORATION
                               Table of Contents

                                    PART 1                      Page

Item 1.    Business.............................................  3
Item 2.    Properties........................................... 16
Item 3.    Legal Proceedings.................................... 16
Item 4.    Submission of Matters to a Vote of
            Security Holders.................................... 16

                                    PART II

Item 5.    Market for the Registrant's Common Equity
            and Related Stockholder Matters..................... 16
Item 6.    Selected Consolidated Financial Data................. 16
Item 7.    Management's Discusion and Analysis of Financial
             Condition and Results of Operations................ 16
Item 8.    Financial Statements and Supplementary Data.......... 16
Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.............. 16

                                   PART III

Item 10.   Directors and Executive Officers
            of the Registrant................................... 17
Item 11.   Executive Compensation............................... 17
Item 12.   Security Ownership of Certain Beneficial
            Owners and Management............................... 17
Item 13.   Certain Relationships and Related Transactions....... 17

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K............................. 18

           Signatures........................................... 20

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

The Bank is a Federally chartered stock savings bank conducting community banking business through seven offices in Montgomery County, Pennsylvania, one office in Delaware County, Pennsylvania, one office in Chester County, Pennsylvania and one office in the Andorra community of Philadelphia, Pennsylvania.

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

The Company also conducts commercial mortgage banking and brokerage services for institutional real estate investors and lenders as well as real estate owners and developers and provides asset management services through its subsidiaries, Progress Realty Advisors, L.P. ("PRA"), Progress Capital Inc., ("PCI) and Progress Asset Management Company ("PAM"). PRA was established in September 1993, while PCI and PAM were both established during 1996.

On January 31, 1996, the Company successfully completed the offering of 500,000 shares of common stock at a price of $5.25 per share.

On October 1, 1996 the Company acquired all of the outstanding stock of The Equipment Leasing Company ("ELC"). ELC primarily leases computer and telecommunication equipment. ELC became a wholly-owned subsidiary of Progress Bank. Quaker State Financial Corporation ("QSFC") was merged into ELC and continues to operate as Quaker State Leasing Company.

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

Subsidiaries

At December 31, 1996, in addition to the Bank, the Company had three other subsidiaries, Progress Realty Advisors, L.P. ("PRA"), Progress Capital, Inc., ("PCI") and Progress Asset Management Company ("PAM"). PRA, which was formed in September 1993, provides loan sale advisory, commercial mortgage banking, and commercial mortgage brokerage services to both institutional real estate investors and lenders, as well as real estate owners and developers. PCI and PAM were both formed in 1996. PCI is the corporate general partner of a venture fund, co-sponsored by the Ben Franklin Technology Center of Southeastern PA. The venture fund will target early-stage Pennsylvania companies with proven, innovative products. PAM is a Registered Investment Advisor that provides short term cash investment services.

                          REGULATION AND SUPERVISION

General

Two of the Company's non-banking subsidiaries (PRA and PAM) are subject to the laws of the Commonwealth of Pennsylvania. PCI is a Delaware corporation. The Company, as a unitary thrift holding company is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision ("OTS"). As a subsidiary of a unitary thrift holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

The Bank

Insurance of Deposits

The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each depositor. The Federal Deposit Insurance Corporation ("FDIC") requires an annual audit by independent accountants and may also examine Federal savings banks whose deposits are insured.

Federal law requires that the FDIC maintain the reserve level of each of the SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. The BIF reached this level during 1995. A one-time assessment on thrift institutions sufficient to recapitalize the SAIF was enacted in September 1996. On September 30 1996, the Bank paid a special one-time premium of $1.8 million to capitalize SAIF. Deposit insurance premiums in 1997 will be 6.48 cents per $100 of deposits, compared to an average 27.49 cents per $100 of deposits in 1996. Deposit insurance is payable on a quarterly basis.

Qualified Thrift Lender Test

All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the Home Owners' Loan Act ("HOLA") and regulations of the OTS thereunder to avoid certain restrictions on their operations.

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer related assets on a monthly average basis in 9 out of every 12 months.

At December 31, 1996, approximately 71.3% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify under the QTL test. For all 12 months of 1996, the bank exceeded the QTL requirement.

Federal Home Loan Bank System

The Bank is a member of the FHLB which administers the home financing credit function and serves as a source of liquidity for member savings associations and commercial banks within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures establish by its Board of Directors. As of December 31, 1996, the Bank's advances from the FHLB amounted to $18.0 million.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its mortgage related assets or .3% of total assets. At December 31, 1996, the Bank had $1.9 million in FHLB stock, which was in compliance with this requirement.

Federal Limitations on Transactions with Affiliates

Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. In addition to the restrictions imposed, no savings associations may (i) loan or otherwise extend credit to an affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Section 12 CRF-215 (Regulation O) of the Code of Federal Regulations places restrictions on loans by savings associations to executive officers, directors, and principal stockholders of the Company and the Bank. At December 31, 1996, the Bank was in compliance with this regulation.

Employees

As of December 31, 1996, the Company and PCI had no employees. The Bank had 143 full-time and 22 part-time employees, while PRA had 11 full-time and 4 part-time employees. PAM had 2 full-time and no part-time employees.


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

Investment Securities

Investment securities are comprised of the following at December 31, 1996, 1995 and 1994:

                                                                      1996
                                                                      ----
                                                  Held to Maturity            Available for Sale
                                                  ----------------            ------------------

                                             Amortized       Estimated      Amortized   Estimated
                                                Cost         Fair Value       Cost      Fair Value
--------------------------------------------------------------------------------------------------
   FHLB of Pittsburgh stock, pledged          $  1,937       $  1,937       $    --     $    --
   U.S. agency obligations                         ---            ---         3,468       3,418
   Equity investments                              ---            ---            30          44
--------------------------------------------------------------------------------------------------
       Total investment securities            $  1,937       $  1,937       $ 3,498     $ 3,462
==================================================================================================
                                                                      1995
                                                                      ----
                                                  Held to Maturity            Available for Sale
                                                  ----------------            ------------------

                                             Amortized       Estimated      Amortized   Estimated
                                                Cost         Fair Value       Cost      Fair Value
--------------------------------------------------------------------------------------------------
   FHLB of Pittsburgh stock, pledged          $  2,149       $  2,149       $    --     $    --
   U.S. agency obligations                         ---            ---         5,497       5,474
   Equity investments                              ---            ---            30          30
--------------------------------------------------------------------------------------------------
       Total investment securities            $  2,149       $  2,149       $ 5,527     $ 5,504
==================================================================================================
                                                                      1994
                                                                      ----
                                                  Held to Maturity            Available for Sale
                                                  ----------------            ------------------

                                             Amortized       Estimated      Amortized   Estimated
                                                Cost         Fair Value       Cost      Fair Value
--------------------------------------------------------------------------------------------------
   FHLB of Pittsburgh stock, pledged          $  2,303       $  2,303       $    --     $    --
   U.S. agency obligations                      10,564          9,625         4,999       4,597
   Equity investments                              ---            ---            30          30
--------------------------------------------------------------------------------------------------
       Total investment securities            $ 12,867       $ 11,928       $ 5,029     $ 4,627
==================================================================================================

The investment securities which are classified as held to maturity and available for sale have a weighted average coupon rate of 6.25% and 6.52%, respectively, at December 31, 1996.

Mortgage-Backed Securities

The following table details the Bank's mortgage-backed securities by classification at December 31, 1996, 1995 and 1994.

                                                                   1996
                                                                   ----
                                               Held to Maturity            Available for Sale
                                               ----------------            ------------------

                                           Amortized   Estimated Fair   Amortized   Estimated Fair
                                             Cost           Value          Cost         Value
--------------------------------------------------------------------------------------------------
     GNMA                                  $  22,759     $  22,217      $  21,770     $  21,839
     FNMA                                      7,321         7,219          7,335         7,188
     FHLMC                                    17,254        17,099          7,229         7,172
     Collateralized mortgage
       obligations                                --            --          3,000         2,940
     Non-agency pass through certificate          --            --          3,605         3,599
--------------------------------------------------------------------------------------------------
                                           $  47,334     $  46,535      $  42,939     $  42,738
==================================================================================================

                                                                   1995
                                                                   ----
                                               Held to Maturity            Available for Sale
                                               ----------------            ------------------

                                           Amortized   Estimated Fair   Amortized   Estimated Fair
                                             Cost           Value          Cost         Value
--------------------------------------------------------------------------------------------------
     GNMA                                  $  26,618     $  26,113      $     168     $     168
     FNMA                                      8,620         8,529          8,801         8,631
     FHLMC                                    17,595        17,448         19,040        18,863
     Collateralized mortgage
       obligations                                --            --          7,501         7,440
     Non-agency pass through certificate          --            --          1,734         1,740
--------------------------------------------------------------------------------------------------
                                           $  52,833     $  52,090      $  37,244     $  36,842
==================================================================================================

                                                                   1994
                                                                   ----
                                               Held to Maturity            Available for Sale
                                               ----------------            ------------------

                                           Amortized   Estimated Fair   Amortized   Estimated Fair
                                             Cost           Value          Cost         Value
--------------------------------------------------------------------------------------------------
     GNMA                                  $  29,325     $  27,080      $     227     $     219
     FNMA                                     21,577        19,932          1,098         1,014
     FHLMC                                    42,771        40,093          3,429         3,155
     Collateralized mortgage
       obligations                                --            --          4,998         4,715
--------------------------------------------------------------------------------------------------
                                           $  93,673     $  87,105      $   9,752     $   9,103
==================================================================================================

The following table sets forth the activity in the Bank's mortgage-backed securities portfolio during the periods indicated:

------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                            1996          1995           1994
------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at beginning of period                         $ 89,675      $ 102,776      $ 125,947

Purchases (1)                                                               52,800         11,577         26,555
Conversion of existing loans to mortgage-backed securities                   9,982            241         24,979
Sales of loans converted to securities                                      (9,982)          (241)       (24,979)
Sales from portfolio                                                       (34,924)       (11,182)       (19,833)
Repayments                                                                 (17,082)       (13,096)       (27,299)
Premium amortization                                                          (598)          (553)        (2,001)
Other                                                                           --            (94)            55
Change in unrealized loss on securities available for sale                     201            247           (648)
------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at end of period (2)                           $ 90,072      $  89,675      $ 102,776
------------------------------------------------------------------------------------------------------------------
Weighted average coupon at end of period                                      7.88%          7.63%          7.38%
==================================================================================================================

(1) Includes applicable premiums and discounts.
(2) Includes $42.7 million, $36.8 million and $9.1 million of mortgage-backed securities classified as available for sale at estimated fair value at December 31, 1996, 1995 and 1994, respectively.

Loan and Lease Portfolio

The principal categories in the Bank's loan and lease portfolio are residential real estate loans, which are secured by single-family (one-to-four units) residences; commercial real estate loans, which are secured by multi-family (over five units) residential and commercial real estate; loans for the construction of single-family, multi-family and commercial properties, including land acquisition and development loans; commercial business loans, lease financing, consumer loans and credit card receivables. Substantially all of the Bank's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

The Bank's net loan and lease portfolio, including loans held for sale, totalled $252.2 million at December 31, 1996 or 65.7% of its total assets, an increase of $27.4 million or 12.2% from the $224.8 million outstanding at December 31, 1995. The following table depicts the composition of the Bank's portfolio at December 31 of the years indicated net of unearned income.

------------------------------------------------------------------------------------------------------------------------------------
                                1996                 1995                  1994                   1993                  1992
                                ----                 ----                  ----                   ----                  ----
                          Amount    Percent    Amount    Percent     Amount    Percent      Amount    Percent     Amount    Percent
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
 Single family
   residential (1)        $ 64,259    25.17%    $ 91,091    40.21%    $ 99,917    48.12%    $ 80,196    45.26%    $ 54,560    34.27%
 Commercial
   real estate              90,350    35.38       81,535    36.00       71,273    34.33       68,530    38.69       70,646    44.38
 Construction               20,692     8.10       14,230     6.28        5,379     2.59        3,922     2.22        6,038     3.79
------------------------------------------------------------------------------------------------------------------------------------
   Total real estate
     loans                 175,301    68.65      186,856    82.49      176,569    85.04      152,648    86.17      131,244    82.44
------------------------------------------------------------------------------------------------------------------------------------
 Commercial business        30,384    11.90       17,244     7.61       12,005     5.78        9,250     5.22       12,025     7.56
------------------------------------------------------------------------------------------------------------------------------------
 Lease financing            25,870    10.13          ---      ---          ---      ---         ---       ---          ---      ---
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans:
 Consumer                   22,898     8.97       21,666     9.57       19,027     9.17       15,257     8.61       15,928    10.00
 Credit card receivables       885      .35          757      .33           24      .01          ---      ---          ---      ---
------------------------------------------------------------------------------------------------------------------------------------
 Total consumer loans       23,783     9.32       22,423     9.90       19,051     9.18       15,257     8.61       15,928    10.00
------------------------------------------------------------------------------------------------------------------------------------
Total loans and leases     255,338   100.00%     226,523   100.00%     207,625   100.00%     177,155   100.00%     159,197   100.00%
Allowance for possible
 loan and lease losses      (3,177)               (1,720)               (1,503)               (2,113)               (2,703)
------------------------------------------------------------------------------------------------------------------------------------
 Net loans and leases     $252,161              $224,803              $206,122              $175,042              $156,494
====================================================================================================================================

(1) Includes $599,000, $3.2 million and $351,000 of loans classified as held for sale at December 31, 1996, 1995 and 1994, respectively.

The following table sets forth the scheduled contractual amortization of loans and leases in the Bank's total loan and lease portfolio (including loans classified as held for sale) at December 31, 1996. Loans and leases having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amount of loans and leases which are scheduled to mature after one year which have fixed or adjustable rates.

-------------------------------------------------------------------------------------------------------------------
                                Real Estate     Real Estate       Lease       Commercial
                                 Mortgage       Construction    Financing      Business      Consumer       Total
-------------------------------------------------------------------------------------------------------------------
      Amounts due
        One year or less        $  9,199         $ 12,921        $11,345        $14,810      $ 1,255      $ 49,530
        After one year through
          five years              27,724            7,771         14,468         11,514        8,083        69,560
        Beyond five years        117,686               --             57          4,060       14,445       136,248
-------------------------------------------------------------------------------------------------------------------
          Total                 $154,609         $ 20,692        $25,870        $30,384      $23,783      $255,338
===================================================================================================================
      Interest rate terms on
        amounts due after one
        year:
      Fixed                     $ 54,343         $     --        $14,525        $ 6,789      $16,560      $ 92,217
-------------------------------------------------------------------------------------------------------------------
      Adjustable                $ 91,067         $  7,771        $    --        $ 8,785      $ 5,968      $113,591
-------------------------------------------------------------------------------------------------------------------

Scheduled contractual principal repayments do not reflect the actual maturities of loans and leases. The average maturity of loans and leases is less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are paid or refinanced at lower rates.

The following table shows total loans and leases originated, purchased, sold and repaid during the periods ended December 31 for the years indicated.

-------------------------------------------------------------------------------------------------------------------
                                                                            1996           1995            1994
-------------------------------------------------------------------------------------------------------------------
     Loan originations:
     Single family residential                                           $ 17,018        $ 18,404        $ 56,210
     Commercial real estate                                                25,503          23,773          20,335
     Construction                                                          25,711          21,798           7,833
     Lease financing                                                        9,059              --              --
     Commercial business                                                   33,024          11,201          18,168
     Consumer                                                              11,643           9,398           8,943
-------------------------------------------------------------------------------------------------------------------
           Total loans originated                                         121,958          84,574         111,489

     Leases acquired through the purchase of
              The Equipment Leasing Company                                20,025              --              --

     Purchases                                                                 --             447          10,827
-------------------------------------------------------------------------------------------------------------------
           Total loans originated and purchased                           141,983          85,021         122,316
-------------------------------------------------------------------------------------------------------------------
     Sales and loan principal reductions:
        Loans sold (1)                                                     30,787          16,230          34,026
        Loan principal reductions                                          80,640          49,205          55,760
-------------------------------------------------------------------------------------------------------------------
           Total loans sold and principal reductions                      111,427          65,435          89,786
-------------------------------------------------------------------------------------------------------------------
     Net change due to other items                                         (1,741)           (688)         (2,060)
-------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in loan and leases,
        net of unearned income                                           $ 28,815        $ 18,898        $ 30,470
===================================================================================================================

(1) For the years ended December 31, 1996, 1995, and 1994, $10.0 million, $241,000, and $25.0 million of loans, respectively, were converted into mortgage-backed securities and subsequently sold.

The accrual of interest on commercial and mortgage loans is generally discontinued when loans become 90 days past due and when, in management's judgement, it is determined that a reasonable doubt exists as to collectibility. The accrual of interest is also discontinued on residential and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by real estate with a loan to value less than 80% where the accrual of interest ceases at 180 days. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent, unless secured by real estate and meeting the above mentioned criteria. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received. A loan remains on non-accrual status until the factors which indicate doubtful collectibility no longer exist, or the loan is liquidated, or when the loan is determined to be uncollectable and is charged-off against the allowance for possible loan losses.



The following table details the Bank's non-performing assets at December 31:

---------------------------------------------------------------------------------------------------------------------------------
                                                  1996            1995            1994            1993            1992
---------------------------------------------------------------------------------------------------------------------------------
        Loans and leases accounted for on a
          non-accrual basis                     $  1,371        $  3,879        $  4,369        $  5,743        $  6,539
        Accruing loans 90 or
          more days past due                          --              --             182             308             423
---------------------------------------------------------------------------------------------------------------------------------
            Total non-performing loans
              and leases                           1,371           3,879           4,551           6,051           6,962
        REO, net of related reserves (1)           2,150             728           4,534          11,577          27,867
---------------------------------------------------------------------------------------------------------------------------------

            Total non-performing assets         $  3,521        $  4,607        $  9,085        $ 17,628        $ 34,829
---------------------------------------------------------------------------------------------------------------------------------
        Non-performing loans and leases as a
          percentage of total loans and leases      0.54%           1.74%           2.19%           3.42%           4.37%
=================================================================================================================================

        Non-performing assets as a
          percentage of total assets                0.91%           1.33%           2.61%           5.29%          11.95%
=================================================================================================================================

(1) Includes real estate acquired by foreclosure and by deed in lieu of foreclosure. Prior to 1993, also includes loans deemed insubstance foreclosure.

Gross interest income that would have been recorded during 1996, 1995, and 1994 if the Company's non-performing loans and leases at the end of such periods had been performing in accordance with their terms during such periods was $193,000, $242,000 and $430,000, respectively. The amount of interest income that was actually recorded during 1996, 1995 and 1994 with respect to such non-performing loans and leases amounted to approximately $114,000, $174,000, and $23,000, respectively.

The $1.4 million of non-accrual loans and leases at December 31, 1996 consists of $723,000 of loans secured by single-family residential property, $127,000 of loans secured by commercial property, $28,000 of commercial business loans, $287,000 of consumer loans and $207,000 of lease financing. The $2.2 million of real estate owned at December 31, 1996 consists of two commercial properties, two residential properties and four undeveloped residential lots.

Delinquenies

All loans and leases are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual.

The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by delinquent loans at the dates indicated:


------------------------------------------------------------------------------------------------------------------------
As of December 31,                                                  1996                1995              1994
------------------------------------------------------------------------------------------------------------------------
                                                              Amount   Percent     Amount   Percent   Amount   Percent
                                                              ------   -------     ------   -------   ------   -------
Delinquencies

  30 to 59 days                                               $2,535      1.00%     $ 2,973    1.33%   $  719      .35%

  60 to 89 days                                                  392       .15          450     .20       282      .14

  90 or more days and non-accrual loans and leases (1)         1,371       .54        3,879    1.74     4,551     2.19
------------------------------------------------------------------------------------------------------------------------
        Total                                                 $4,298      1.69%     $ 7,302    3.27%  $ 5,552     2.68%
========================================================================================================================

(1)  December 31, 1994 includes $182,000 of loans that are accruing interest.

Allowance for Possible Loan and Lease Losses

The following table details the allocation of the allowance for possible loan and lease losses to the various categories at the dates indicated. The allocation is not necessarily indicative of the categories in which future losses will occur, and the entire allowance is available to absorb losses in any category of loans or leases.

------------------------------------------------------------------------------------------------------------------------------------
December 31,                   1996                  1995                 1994                  1993                  1992
------------------------------------------------------------------------------------------------------------------------------------
                                  Percent of            Percent of           Percent of            Percent of           Percent of
                                Loans to Total        Loans to Total       Loans to Total        Loans to Total       Loans to total
                                  Loans and             Loans and            Loans and             Loans and            Loans and
                         Amount     Leases     Amount     Leases    Amount     Leases      Amount    Leases     Amount    Leases
------------------------------------------------------------------------------------------------------------------------------------

Residential real estate  $  129     25.17%     $  148     40.21%    $  268     48.12%      $  194    45.26%     $  168    34.27%

Commercial real estate    1,620     35.38       1,045     36.00        917     34.33        1,403    38.69       1,908    44.38

Real estate construction    257      8.10         286      6.28        125      2.59          149     2.22         207     3.79

Commercial business         387     11.90         166      7.61        152      5.78          294     5.22         315     7.56

Lease financing             630     10.13          --        --         --        --           --       --          --       --

Consumer                    154      9.32          75      9.90         41      9.18           73     8.61         105    10.00
------------------------------------------------------------------------------------------------------------------------------------
   Total                 $3,177    100.00%     $1,720    100.00%    $1,503    100.00%      $2,113   100.00%     $2,703   100.00%
====================================================================================================================================

The following table details the Bank's allowance for possible loan and lease losses for the periods indicated:


------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,          1996             1995             1994             1993              1992
------------------------------------------------------------------------------------------------------------------------
    Average loans outstanding         $  231,153       $  213,525       $  189,053       $  166,419        $  180,695
------------------------------------------------------------------------------------------------------------------------
    Balance beginning of period       $    1,720       $    1,503       $    2,113       $    2,703        $    5,483


    Charge-offs:
    Residential real estate                   25               20               --              148                86
    Commercial real estate                    --               --            1,160              810             1,395
    Real estate construction                  --              100               50                5               626
    Commercial business                        7              281               88              283               814
    Lease financing                           65               --               --               --                --
    Consumer                                  80               26               20               89               209
------------------------------------------------------------------------------------------------------------------------
           Total charge-offs                 177              427            1,318            1,335             3,130
------------------------------------------------------------------------------------------------------------------------

    Recoveries:
      Residential real estate                  2               --               --               42                 5
      Commercial real estate                  30               --               --               --                --
      Real estate construction                --                1              137               72                 4
      Commercial business                     26                3               36              137                36
      Lease financing                         20               --               --               --                --
      Consumer                                19               15               14               25                30
------------------------------------------------------------------------------------------------------------------------
           Total recoveries                   97               19              187              276                75
------------------------------------------------------------------------------------------------------------------------

    Net charge-offs                           80              408            1,131            1,059             3,055

    Provision for possible
      loan and lease losses                  687              625              521              368               275

    Allowance assumed
      through acquisitions (1)               850               --               --              101                --
------------------------------------------------------------------------------------------------------------------------
           Total additions                 1,537              625              521              469               275
------------------------------------------------------------------------------------------------------------------------

    Balance at end
    of period                           $  3,177         $  1,720        $   1,503        $   2,113         $   2,703
========================================================================================================================

    Ratio of net charge-offs during
      the period to average loans
      and leases outstanding
      during the period                      .03%             .19%             .60%             .64%             1.69%
========================================================================================================================

    Ratio of allowance for possible
      loan and lease losses to non-
      performing loans and leases
      at end of period                    239.05%           44.34%           33.03%           34.92%            38.83%
========================================================================================================================

(1) Allowance assumed through acquisitions represents The Equipment Leasing Company in 1996 and the Rosemont, Pennsylvania branch of Progress Bank in 1993.

An allowance for possible loan and lease losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the portfolio. Management's periodic evaluation of the adequacy of the allowance is based upon examination of the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, the results of the most recent regulatory examinations, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making such evaluations.

Average Balances of the Company's Deposits

--------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                1996                  1995                  1994                  1993
                                                ----                  ----                  ----                  ----
                                            Amount    Rate        Amount    Rate        Amount    Rate        Amount    Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits:
NOW and Super NOW                         $ 27,977    2.12%     $ 26,661    2.69%    $ 21,932     2.43%     $ 17,488    2.39%
Money market accounts                       33,781    3.03        35,577    3.10       41,428     2.75        42,128    2.82
Passbook and statement
  savings                                   28,258    2.85        27,290    2.87       27,808     2.95        21,212    2.94
Time deposits                              178,677    5.37       177,972    5.46      168,250     4.56       159,973    4.47
--------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits          268,693    4.47%      265,500    4.62%     259,418     3.92%      240,801    3.89%
--------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits               25,521                20,210               16,713                 13,778
--------------------------------------------------------------------------------------------------------------------------------
  Total deposits                          $294,214              $285,710             $276,131               $254,579
--------------------------------------------------------------------------------------------------------------------------------

The following table presents the interest rate and maturity information for the Bank's time deposits at December 31, 1996.

--------------------------------------------------------------------------------------------------------------------------------
                                                                          Maturity Date
--------------------------------------------------------------------------------------------------------------------------------
                                            One Year                                                  Over
                                            or less           1-2 Years          2-3 Years          3 Years          Total
--------------------------------------------------------------------------------------------------------------------------------
Interest Rate
-------------
  2.00  -  3.99%                           $     95            $   121            $    62           $   47         $    325
  4.00  -  5.99%                            119,332             19,045              4,690            4,160          147,227
  6.00  -  7.99%                             13,017              5,402              3,546            5,656           27,621
  8.00  -  9.99%                                 --                 52                 36               10               98
 10.00  - 11.99%                                 --                 --                 --               14               14
--------------------------------------------------------------------------------------------------------------------------------
                                           $132,444            $24,620            $ 8,334           $9,887         $175,285
--------------------------------------------------------------------------------------------------------------------------------

The Bank's time deposits of $100,000 or more totalled $23.0 million at December 31, 1996, which mature as follows:
$9.8 million within three months; $7.3 million between three and six months; $3.8 million between six and twelve months; and $2.1 million after twelve months.

The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

Borrowings

The following table presents certain information regarding borrowings:

--------------------------------------------------------------------------------
For the years ended December 31,                    1996       1995       1994
--------------------------------------------------------------------------------
    Average balance outstanding                  $ 41,092   $ 47,177   $ 45,515
    Maximum amount outstanding at
        any month-end during the period            67,905     53,845     60,244
    Weighted average interest rate
        during the period                            6.47%      6.54%      5.14%
      Weighted average interest rate
        at end of the period                         6.72%      6.70%      6.55%


Included in borrowings at December 31, 1996 were securities sold under agreements to repurchase of $29.0 million, FHLB advances of $18.0 million, subordinated debt of $3.0 million and an Employee Stock Option Plan note payable of $220,000. Borrowings increased $21.9 million from year end 1995.

Recent Accounting Pronouncement

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for the Company for interim and annual periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period per share data that is presented on a comparative basis. Management expects basis earnings per share to increase due to the implementation of this Statement.

Item 2.         Properties

The Company's and the Bank's executive offices are located at 4 Sentry Parkway, Suite 230, Blue Bell, Pennsylvania. The Bank conducts business from ten branch offices in Bridgeport, Plymouth Meeting, Conshohocken, King of Prussia, Lansdale, Norristown, Jeffersonville, Paoli, and Rosemont, Pennsylvania and the Andorra community of Philadelphia, one of which one is owned and nine are leased.

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


                                    PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder
                Matters.

The information required herein is incorporated by reference from page 39 of the Company's 1996 Annual Report to Stockholders, which is included herein as
Exhibit 13 ("Annual Report")

Item 6.         Selected Financial Data.

The information required herein is incorporated by reference from page 9 of the Company's 1996 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 10 to 18 of the Company's 1996 Annual Report to Stockholders.

Item 8.         Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 19 to 40 of the Company's 1996 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant


The information contained in the section titled "Election of Directors" in the Company's definitive Proxy Statement for the 1996 Annual Meeting to be held May 13, 1997 (the "Proxy Statement"), with respect to the Directors of the Company is incorporated herein by reference.

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

b. The following exhibits are incorporated by reference herein or are filed as part of this Annual Report:

      No.                 Exhibits
      ---                 --------

      *3.1 Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987)

      *3.2    By-Laws(Exhibit 3.2 to the Company's Registration Statement
              No. 33-3685 On Form S-4, filed with the Securities and Exchange Commission on March 3, 1986[the "1986 Form S-4"])

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

      13      1996 Annual Report to Stockholders

      21      Subsidiaries of the Registrant

      23      Consent of Independent Accountants

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

c. On October 15, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 that it had reached an agreement to purchase The Equipment Leasing Company, Timonium, Maryland. Under the terms of the purchase agreement, The Equipment Leasing Company will become a wholly owned subsidiary of Progress Bank, a subsidiary of the Company.

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

     On December 23, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. The Current Report included under
     Item 7, financial statements, pro forma financial information and exhibits of The Equipment Leasing Company.

* Incorporated by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.



                                PROGRESS FINANCIAL CORPORATION



   March 28, 1997               BY:
--------------------                  --------------------------------------
        Date                          W. Kirk Wycoff, Chairman, President
                                      and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                            March 28, 1997
-----------------------------------------              -------------------------
W. Kirk Wycoff, Chairman, President                              Date
and Chief Executive Officer

                                                            March 28, 1997
-----------------------------------------              -------------------------
William O. Daggett, Jr., Director                                Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
Joseph R. Klinger, Director                                      Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
John E. Flynn Corson, Director                                   Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
Donald F.U. Goebert, Director                                    Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
Paul M. LaNoce, Director                                         Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
William L. Mueller, Director                                     Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
Charles J. Tornetta, Director                                    Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
Janet E. Paroo, Director                                         Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
H. Wayne Griest, Director                                        Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
A. John May, III, Director                                       Date

                                                            March 28, 1997
-----------------------------------------              -------------------------
Frederick E. Schea,                                              Date
Sr. Vice President and
Chief Financial Officer