Form 10-Q
period 1997-03-31
PROGRESS FINANCIAL CORP
filed 1997-05-14
CIK 790183

Securities and Exchange Commission
                                            Washington, D.C. 20549

                                                        Form 10-Q

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1997.

                                                             OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________________.

Commission File Number: 0-14815

                         Progress Financial Corporation

             (Exact name of registrant as specified in its charter)

        Delaware                                             23-2413363
-------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

4 Sentry Parkway
Suite 230
Blue Bell, Pennsylvania                                    19422

(address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:            (610) 825-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock ($1.00 par value)                   3,775,748
       ------------------------------         -----------------------------
            Title of Each Class                Number of Shares Outstanding
                                                    as of May 13, 1997

                                    Progress Financial Corporation
                                         Table of Contents

                                    PART I - Financial Information

                                                                                                            Page

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of March 31, 1997

                  (unaudited) and December 31, 1996......................................................................3

                  Consolidated Statements of Operations for the three months ended

                  March 31, 1997 and 1996 (unaudited)....................................................................4

                  Consolidated Statements of Cash Flows for the three months ended

                  March 31, 1997 and 1996 (unaudited)....................................................................5

                  Notes to Consolidated Financial Statements (unaudited).................................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and

                  Results of Operations (unaudited)......................................................................8

                                            PART II - Other Information

Item 1.           Legal Proceedings.....................................................................................25

Item 2.           Changes in Securities.................................................................................25

Item 3.           Defaults upon Senior Securities.......................................................................25

Item 4.           Submission of Matters to a Vote of Security Holders...................................................25

Item 5.           Other Information.....................................................................................25

Item 6.           Exhibits and Reports on Form 8-K......................................................................25

                  Signatures............................................................................................26


PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition

                                                                                              March 31,   December 31,
                                                                                                1997          1996
                                                                                              ---------   ------------
                                                                                                 (Dollars in thousands)
                                                                                               (unaudited)

Assets
Cash and due from banks:
     Interest bearing                                                                          $   3,351     $    666
     Non-interest bearing                                                                          8,306        9,967
Investment securities:
     Available for sale at fair value (amortized cost: $3,490 in 1997 and $3,498 in 1996)          3,441        3,462
     Held to maturity  (fair value: $1,717 in 1997 and $1,937 in 1996)                             1,717        1,937
 Mortgage-backed securities:
     Available for sale at fair value (amortized cost: $43,194 in 1997 and $42,939 in 1996)       42,672       42,738
     Held to maturity at amortized cost (fair value: $44,343 in 1997 and
     $46,535 in 1996)                                                                             45,602       47,334
 Loans and leases                                                                                269,684      251,562
 Loans held for sale (fair value: $507 in 1997 and $600 in 1996)                                     505          599
Real estate owned, net                                                                             4,035        2,150
Premises and equipment                                                                             7,685        7,725
Accrued interest receivable                                                                        2,281        2,156
Deferred Income Taxes                                                                              2,465        3,064
Other assets                                                                                       8,622       10,289
                                                                                                 -------      -------
     Total assets                                                                               $400,366     $383,649
                                                                                                ========     ========
Liabilities and Stockholders' Equity
Liabilities:
    Deposits                                                                                    $309,942     $306,248
    Advances from the Federal Home Loan Bank                                                      28,000       18,000
    Other borrowings                                                                              33,590       32,270
    Advance payments by borrowers                                                                  4,792        4,628
    Accrued interest payable                                                                       1,136          984
    Other liabilities                                                                              2,049        1,565
                                                                                                  ------       -------
      Total liabilities                                                                          379,509      363,695
Stockholders' equity:
      Serial preferred stock - 1,000,000 shares authorized but unissued                            ---            ---
      Junior participating preferred stock - $ .01 par value - 1,010 shares
       authorized but unissued                                                                     ---            ---
      Common stock - $1 par value; 6,000,000 shares authorized; 3,814,180 and 3,785,000 shares issued  at March 31, 1997 and
       December 31, 1996, respectively                                                             3,814        3,785
    Capital surplus                                                                               17,744       17,715
    Unearned Employee Stock Ownership Plan                                                          (202)        (214)
    Retained earnings (deficit)                                                                      (85)      (1,134)
    Unrealized loss on securities available for sale, net of deferred income taxes                  (414)        (198)
                                                                                                  -------      -------
     Total stockholders' equity                                                                   20,857       19,954
                                                                                                  -------      -------

     Total liabilities and stockholders' equity                                                 $400,366     $383,649
                                                                                                ========     ========

    See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Consolidated Statements of Operations

                                                                  For The Three Months
                                                                    Ended  March 31,
                                                                  1997            1996
                                                                 ------          -----
                                                                  (Dollars in thousands)
                                                                (unaudited)

Interest Income:

  Loans and leases, including fees                               $6,164           $5,059
    Mortgage-backed securities                                    1,546            1,384
    Investment securities                                           110              117
    Other                                                            25               75
                                                                  -----            -----
     Total interest income                                        7,845            6,635
                                                                  -----            -----
Interest expense:

    Deposits                                                      2,959            3,032
    Advances from the Federal Home
         Loan Bank                                                  407              407
    Other borrowings                                                543               72
                                                                  -----            -----
     Total interest expense                                       3,909            3,511
                                                                  -----            -----
Net interest income                                               3,936            3,124
Provision for loan and lease losses                                 191              300
                                                                 ------            -----
Net interest income after provision for loan and lease losses     3,745            2,824
                                                                 ------            -----

Other income:
    Mortgage origination and servicing                              111              183
    Service charges on deposits                                     360              235
    Gain from mortgage banking activities                             2               40
    Gain on sale of mortgage servicing rights                       978              924
    Gain from sale of securities                                     34              109
    Loss on properties sold                                        (193)              (6)
    Lease financing fees                                            273               46
    Other                                                           135               15
                                                                  -----             -----
         Total other income                                       1,700             1,546
                                                                  -----             -----

Other expense:

    Salaries and employee benefits                                1,843            1,507
    Occupancy                                                       297              364
    Data processing                                                 312              225
    Furniture, fixtures, and equipment                              183              161
    Deposit insurance premiums                                       46              207
    Loan and real estate owned expense, net                          94               86
    Professional services                                           227              222
    Other                                                           664              511
                                                                  -----            -----
         Total other expense                                      3,666            3,283
                                                                  -----            -----

Income before income taxes                                        1,779            1,087
Income tax expense                                                  655              370
                                                                  -----            -----
Net income                                                      $ 1,124           $  717
                                                                 ======            =====

Net income per share                                            $   .28           $  .19
                                                                =======           ======
Dividends per share                                             $   .02           $  ---
                                                                =======           ======
Average shares outstanding                                    4,005,824        3,695,771
                                                              =========        =========

See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows

                                                                                  For The Three Months
                                                                                    Ended March 31,


                                                                                  1997             1996
                                                                                  ----             ----
                                                                                 (Dollars in thousands)
                                                                                        (unaudited)

Cash flows from operating activities:

    Net income                                                                  $ 1,124         $717
    Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                  208          166
     Provision for possible loan and lease losses                                   191          300
     Deferred income tax expense                                                    592          370
     (Gain) loss from mortgage banking activities                                  (955)        (964)
     Gain from sales of securities available for sale                               (34)        (109)
     Loss on properties sold                                                        193            6
     Amortization of deferred loan fees                                            (235)        (208)
     Amortization of premiums/accretion
       of discounts on securities                                                   198          159
   Originations and purchases of loans held for sale                                ---       (5,274)
   Sales of loans held for sale                                                      72        5,139
   (Increase) decrease in accrued interest receivable                              (125)          16
   (Increase) decrease in other assets                                            2,627         (667)
   Increase in other liabilities                                                    489          770
   Increase in accrued interest payable                                             152          177
                                                                                  -----         ----
Net cash flows provided by operating activities                                   4,497          598
                                                                                  -----         ----

                                                                    (continued)

See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (continued)

                                                                                  For The Three Months
                                                                                     Ended March 31,
                                                                                      1997      1996
                                                                                     ------     ----
                                                                                   (Dollars in thousands)
                                                                                         (unaudited)

Cash flows from investing activities:

    Capital expenditures                                                           $ (168)        $   (1,185)
    Purchases of mortgage-backed securities available for sale                     (5,043)            (9,794)
    Repayments on mortgage-backed securities held to maturity                       1,632              2,144
    Repayments on mortgage-backed securities available for sale                     1,659              2,614
    Sales of mortgage-backed securities available for sale                          3,039             14,556
    Maturities of investments held to maturity                                        220                212
    Proceeds from sales of real estate owned                                        1,897                107
    Net increase in loans                                                         (21,861)            (1,742)
                                                                                  --------            -------
     Net cash flows provided by (used in) investing activities                    (18,625)             6,912
                                                                                  --------            -------
Cash flows from financing activities:

    Net increase in demand, NOW and saving deposits                                    10              1,771
    Net (decrease) increase in time deposits                                        3,684               (931)
    Net increase (decrease) in advances from the FHLB                              10,000             (4,400)
    Net increase (decrease) in advance payments by borrowers                          163               (607)
    Net increase in other borrowings                                                1,320              3,000
    Dividends paid                                                                    (76)               ---
    Net proceeds from issuance of common stock                                         26              2,238
    Net proceeds from exercise of stock options                                        25                ---
                                                                                    ------             ------
Net cash flows provided by financing activities                                    15,152              1,071
                                                                                   ------              ------

Net increase in cash and cash equivalents                                           1,024              8,581
Cash and cash equivalents:
   Beginning of year                                                               10,633              7,089
                                                                                   ------              -----
   End of period                                                                $  11,657           $ 15,670
                                                                                  ======             ======
Supplemental Disclosures:
   Non-monetary transfers:

      Net conversion of loans receivable to real estate owned                   $   3,782           $    139
                                                                                    =====           ========
       Securitization of mortgage loans into mortgage-backed
          securities                                                            $     ---           $  9,982
                                                                                    =====           ========
     Transfer of property for Company use from other assets
          to premises and equipment                                             $     ---           $  3,150
                                                                                    =====           ========
   Cash payments for:
   Income taxes                                                                 $        7           $   ---
                                                                                     =====          =========
    Interest                                                                    $    3,757         $    3,333
                                                                                    ======         ==========

See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1996 Annual Report and Form 10-K. Prior period amounts have been reclassified when necessary to conform with current period classifications. The Company's principal subsidiary is Progress Bank (the "Bank").

         The year end consolidated statement of financial condition was derived from the Company's 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2) In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which is effective for the Company beginning January 1, 1997. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement applies prospectively to transactions entered into 1997, therefore, there is no cumulative effect at January 1, 1997, when the statement was adopted. The statement did not have a significant effect on the financial position or results of operations of the Company.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for the Company for interim and annual periods ending after December 15,1997. SFAS 128 requires restatement of all prior-period per share data that is presented on a comparative basis. Management expects basic earnings per share to increase due to the implementation of this Statement.

(3)      Sale of Mortgage Servicing Portfolio

         In March 1997, the Company sold its FNMA/FHLMC mortgage servicing portfolio of approximately $347.4 million. The transaction resulted in a gain of $978,000. The impact on earnings of reduced servicing fee income and interest earned on investable balances will be offset by lower compensation and administrative costs and the earnings on the cash received in the sale.

(4)      Deposit Insurance Premiums

         Deposit insurance premiums in 1997 will be 6.5 cents per $100 of deposits, compared to an average of 27.49 cents per $100 of deposits in 1996. Based on the Bank's average deposits in 1996, deposit insurance savings will approximate $600,000 in 1997.

PROGRESS FINANCIAL CORPORATION

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

                                 SUMMARY

The Company recorded net income of $1.1 million or $.28 per share for the three months ended March 31, 1997, in comparison with net income of $717 thousand or $.19 per share for the three months ended March 31, 1996. Return on average stockholders' equity was 22.43% and return on average assets was 1.16% for the three months ended March 31, 1997 compared to 15.78% and .84%, respectively for the three months ended March 31, 1996.

Net interest income was $3.9 million and $3.1 million for the three months ended March 31, 1997 and 1996, respectively. Operating results for the three months ended March 31, 1997 and 1996 included $191,000 and $300,000 respectively, in provision for possible loan and lease losses. Other income for the three months ended March 31, 1997 and March 31, 1996 included gains of $978,000 and $924,000 on the sales of $347.4 million and $85.0 million of mortgage servicing rights. Loss on properties sold, consisting of real estate owned, amounted to $193,000 and $6,000 for each of the quarters. Other expenses totalled $3.7 million for the three months ended March 31, 1997 in comparison with $3.3 million for the same period in 1996. The increase of $383,000 is primarily due to increased salaries and employee benefits and increased other operating expenses. Other increases were data processing of $87,000 and furniture, fixtures and equipment of $22,000. Other expenses increased by $153,000 primarily relating to increases in advertising and miscellaneous operating expenses. These increases were offset by decreases of $161,000 in deposit insurance premiums and $67,000 of occupancy expenses.

Total assets increased to $400.4 million at March 31, 1997 from $383.6 million at December 31, 1996. Loan and leases increased $18.1 million. The increase in assets was funded by increases in deposits and borrowings. The net interest margin increased to 4.39% from 3.99% at December 31, 1996 and 3.89% at March 31, 1996.

The Company's equity increased to $20.9 million from $20.0 million at December 31, 1996. The increase primarily relates to net income which was partially offset by a quarterly dividend of $.02 per share and an increase in the unrealized loss on securities available for sale.

                             RESULTS OF OPERATIONS

Net Interest Income

For the three months ended March 31,1997 net interest income amounted to $3.9 million in comparison with $3.1 million for the same period in 1996. Net interest income for the three months ended March 31, 1997 was positively impacted by a $40.3 million increase in average interest-earning assets, while average interest-bearing liabilities increased $31.6 million. The interest rate spread increased 43 basis points in the first quarter of 1997 compared to the same period in 1996, primarily due to a 50 basis point increase in the average yield on interest-earning assets and a 7 basis point increase in the average rate on interest-bearing liabilities.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income on average interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on average interest-bearing liabilities and the resultant average cost;
(iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. For the purposes of this table, non-accrual loans have been included in the appropriate average balance category.

                                                                 For The Three Months Ended March 31,
                                                                 1997                           1996
                                                                 ----                           ----
                                                                       (Dollars in Thousands)

                                                                 Average             Yield/   Average              Yield/
                                                                 Balance    Interest Rate     Balance   Interest   Rate
                                                                 -------    -------- ------   -------   --------   ------
Interest-earning assets:

    Investment securities and other interest-earning assets (1)  $  9,187   $  135   5.96%  $  11,700  $   192     6.60%
    Mortgage-backed securities (1)                                 89,743    1,546   6.99      85,152    1,384     6.54
    Single family residential loans (2)                            64,369    1,244   7.84      88,688    1,671     7.64
    Commercial real estate loans                                   93,560    2,132   9.24      82,189    2,027    10.00
    Construction loans                                             21,570      600  11.28      15,764      444    11.43
    Commercial business loans                                      34,026      794   9.46      17,676      432     9.90
    Lease financing                                                27,444      910  13.45         ---      ---      ---
    Consumer loans                                                 23,669      484   8.29      22,147      485     8.88
                                                                   ------     ----  -----     -------    -----    -----
Total interest-earning assets                                     363,568    7,845   8.75     323,316    6,635     8.25
    Non-interest-earning assets                                    28,499    -----   ----      19,495    -----     ----
                                                                  -------                     -------
    Total assets                                                 $392,067                    $342,811
                                                                 ========                    ========
Interest-bearing liabilities:
   Interest-bearing deposits:

    NOW and Super NOW                                            $ 30,855    $ 161   2.12%   $ 26,632   $  137     2.07%
    Money market accounts                                          38,661      317   3.33      34,196      260     3.06
    Passbook and statement savings                                 29,364      198   2.73      27,624      186     2.71
    Time deposits                                                 171,919    2,283   5.39     181,783    2,450     5.42
                                                                 --------    -----   ----    --------   ------    -----
        Total interest-bearing deposits                           270,799    2,959   4.43     270,235    3,033     4.51
   Advances from the Federal Home Loan Bank                        24,736      407   6.67      22,988      372     6.51
   Other borrowings                                                34,881      543   6.31       5,580      106     7.64
                                                                 --------    -----  -----     -------    -----     ----
        Total interest-bearing liabilities                       330,416     3,909   4.80%    298,803    3,511     4.73%
                                                                             -----   -----               -----     ----
Non-interest-bearing liabilities                                  41,322                       25,730
                                                                  ------                       ------

        Total liabilities                                        371,738                      324,533

Stockholders' equity                                              20,329                       18,278
                                                                 -------                     --------

        Total liabilities and stockholders' equity              $392,067                     $342,811
                                                                ========                     ========

Net interest income: interest rate spread (3)                               $3,936   3.95%              $3,124     3.52%
                                                                            =======  =====              ======     ====

Net interest margin (4)                                                              4.39%                         3.89%
                                                                                     =====                         =====

Average interest-earning assets to average interest-bearing liabilities              110.03%                       108.20%
                                                                                     =======                       =======

(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair value that are reflected in stockholders' equity.

(2) Includes mortgage loans held for sale.

(3) Interest rate spread represents the difference between the weighted average yield on interest-earnings assets, and the weighted average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------



Total interest income amounted to $7.8 million for the three months ended March 31,1997, a $1.2 million or 18.2% increase when compared to the same period in 1996. This increase was due to a $40.2 million increase in earning assets, which was primarily the result of growth in loans and the acquisition of the Equipment Leasing Company (ELC) on October 1, 1996. ELC primarily leases computer and telecommunication equipment. For the three months ended March 31, 1997 income from lease financing was $910,000. In addition, income on commercial business loans and commercial real estate loans increased $362,000 and $105,000, respectively, due to commercial business loans and commercial real estate loans increasing by $16.4 million and $11.4 million, respectively. These increases were partially offset by a decrease of $24.3 million in single-family residential loans which resulted in a $427,000 decrease in related income.

Total interest expense amounted to $3.9 million for the three months ended March 31, 1997, a $398,000 or 11.3% increase in comparison to the same period in 1996. Interest expense on deposits decreased $74,000 as the average rate on deposits decreased 8 basis points which partially offset a $564,000 increase in the average balance. Interest expense on advances from the Federal Home Loan Bank and other borrowings increased $472,000, mainly due to $29.3 million increase in average other borrowings. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets. Other borrowings primarily consist of securities sold under agreements to repurchase and subordinated debt.
                                                        10

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Provision for Loan and Lease Losses

The Company's provision for loan and lease losses represents the charge against earnings that is required to fund the allowance for loan and lease losses. The level of the allowance for loan and lease losses is determined by inherent risks within the Company's loan and lease portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. See "Non-Performing Assets."

During the three months ended March 31, 1997, the Company recorded a $191,000 provision compared with $300,000 for the comparable period in 1996, and had net charge-offs of $23,000 during the three months ended March 31, 1997 in comparison with $30,000 in net recoveries during the comparable period in 1996. At March 31, 1997, the allowance for loan and lease losses amounted to $3.3 million or 1.23% of total loans and 235.23% of total non-performing loans.See "Non-Performing Assets - Allowance for Loan and Lease Losses."

The Company's allowance for loan and lease losses increased by $1.3 million, which included $850,000 relating to an allowance assumed through acquisition,or 63.2% at March 31, 1997 from March 31, 1996. The provision for possible loan and lease losses of $191,000 for the three months ended March 31, 1997 was considered necessary by management to maintain the allowance for possible losses at an adequate level. The ratio of delinquent loans to the total loan portfolio decreased to 1.8% at March 31, 1997 versus 4.2% at March 31, 1996.

Although management utilizes its best judgement in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible loan losses in the future as a result of adverse market conditions for loans in the Company's primary market area, future increases in non-performing loans and leases or for other reasons. Any such increase could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan and lease losses and the carrying value of its other non-performing assets. Such agencies may require the Company to recognize additions to its allowance for possible losses on loans and leases and allowance for possible losses on REO based on their judgement about information available to them at the time of their examination.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Other Income

The following table details other income for the periods indicated.

                                                                    For The Three Months
                                                                       Ended March 31,
                                                                     1997            1996
                                                                     -----          -----
                                                                   (Dollars in thousands)
                                                                         (unaudited)

Other income:

    Mortgage origination and servicing                          $      111       $    183
    Service charges on deposits                                        360            235
    Gain from mortgage banking activities                                2             40
    Gain on sale of mortgage servicing rights                          978            924
    Gain from sales of securities                                       34            109
    Loss on properties sold                                           (193)            (6)
    Lease financing fees                                               273             46
    Other                                                              135             15
                                                                    ------          -----
        Total other income                                       $   1,700        $ 1,546
                                                                    =======        ======

Total other income amounted to $1.7 million for the three months ended March 31, 1997, an increase of $154,000 compared with the $1.5 million in other income for the three months ended March 31, 1996. The increase in other income for the three months ended March 31, 1997 compared to the same period in 1996 primarily relates to lease financing fees generated by the Company's leasing subsidiary acquired in the fourth quarter of 1996. Service charges on deposits increased $125,000 over 1996. Also, property management, investment advisory and miscellaneous fees increased in 1997 through subsidiary companies that were established or acquired after the first quarter of 1996. Mortgage servicing rights were sold during the first quarter of each year. During the quarter ended March 31, 1997, the Company disposed of real estate owned properties at a loss of $193,000 versus a loss of $6,000 in the comparable period last year. Security gains of $34,000 were recorded in 1997 while the comparable period in 1996 had $109,000 in gains.
                                                        12

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Other Expense

The following table details other expense for the periods indicated.

                                                                   For The Three Months
                                                                     Ended March 31,
                                                                   1997           1996
                                                                  -----          ------
                                                                 (Dollars in thousands)
                                                                       (unaudited)

Other expense:

    Salaries and employee benefits                                $1,843          $1,507
    Occupancy                                                        297             364
    Data processing                                                  312             225
    Furniture, fixtures and equipment                                183             161
    Deposit insurance premiums                                        46             207
    Loan and real estate owned expense, net                           94              86
    Professional services                                            227             222
    Other                                                            664             511
                                                                  ------          ------
       Total other expense                                        $3,666          $3,283
                                                                 =======          ======


Total other expense amounted to $3.7 million for the three months ended March 31, 1997, a increase of $383,000 from the $3.3 million recognized during the comparable 1996 period, primarily due to increases in salaries and employee benefits of $336,000 relating to additional employees of companies acquired and a higher cost of benefits in 1997. Other increases were data processing expense of $87,000, and furniture, fixtures and equipment expense of $22,000. Other expenses increased by $153,000 primarily relating to increases in advertising and miscellaneous operating expenses. These increases were partially offset by decreases of $161,000 in deposit insurance premiums and $67,000 of occupancy expenses.

Income Tax Expense

The Company recorded income tax expenses of $655,000 and $370,000 for the three months ended March 31, 1997 and March 31, 1996, respectively. At March 31, 1997, the Company had a net operating loss carry-forward for federal income tax purposes of approximately $4.9 million which expires in 2010.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

                                                FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet the funding needs of current loan demand, savings deposit withdrawals and to pay operating expenses. The Company generally has no significant source of income other than dividends from the Bank and its other subsidiaries and any fees paid by the Bank and its other subsidiaries to the Company. The Bank pays a monthly management fee to the Company in order to compensate the Company for certain operating expenses. Such operating expenses consist primarily of accounting, tax, legal, transfer agent and other stockholder related expenses of the Company and interest on subordinated debt.

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The Bank's average liquidity ratio for the three months ended March 31, 1997 was 5.93%.

The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits and advances from the FHLB and other borrowings.

The Company's primary source of funds has historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB and other sources and sales of investment securities, loans and mortgage-backed securities. During the three months ended March 31, 1997, the Company used its resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments and maintain its liquidity.

For the three months ended March 31, 1997, cash was provided by operating and financing activities and used in investing activities. Operating activities provided $4.5 million of cash, primarily due to improved interest income and lease financing fee income. Investing activities used $18.6 million in cash as the loan and lease portfolio increased $21.9 million and repayments and sales of mortgage-backed securities exceeded purchases of such securities by $1.3 million. Proceeds from sale of real estate owned generated $1.9 million. In addition, financing activities provided $15.1 million in cash primarily from net increases in borrowings of $10.0 million from the Federal Home Loan Bank, other borrowings of $1.3 million and a net increase in deposits of $3.7 million.

At March 31, 1997, the Company had $125.2 million in loan commitments to extend credit and $950,000 in letters of credit outstanding. At March 31, 1997, FHLB advances that are scheduled to mature through March 31, 1998 totalled $5.0 million. Other borrowings that are scheduled to mature within one year of March 31, 1997 totalled $7.4 million. The subordinated debentures are due June 30, 2004 and are redeemable after July 1, 1996. At March 31, 1997, the total amount of time deposits that are scheduled to mature through March 31, 1998 totalled $156.6 million.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Management has focused considerable attention on the retention of the Company's core deposit base, which has been impacted by increased competition for deposit funds.

The Company's deposits are obtained primarily from residents near the Bank's seven full service offices in Montgomery County, one office in Delaware County, one office in Chester County and one office in the Andorra section of Philadelphia. The Bank generally does not advertise for deposits outside of its market area and does not use brokers to solicit deposits on its behalf. The Bank has drive-up banking facilities at three of its offices and has automated teller machines ("ATM's") at all of its offices and at two additional locations.

The Company offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits increased $3.7 million during the three months ended March 31, 1997 from $306.2 million at December 31, 1996 to $309.9 million at March 31, 1997. The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

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

The following table presents certain information regarding FHLB advances and other borrowings for the periods indicated.

                                                                    At or For the Three Months
                                                                         Ended March 31,
                                                                        1997        1996
                                                                      --------   ----------
                                                                      (Dollars in thousands)

          Average balance outstanding                                 $ 59,617      $ 22,988
          Maximum amount outstanding at
              any month-end during the period                         $ 69,065      $ 23,500
          Weighted average interest rate during the period               6.46%         6.51%
          Weighted average interest rate at end of the period            6.31%         6.28%


The Company continued to utilize advances from the FHLB as a source of funds to meet loan demand during the three months ended March 31, 1997. FHLB advances increased $10.0 million to $28.0 million at March 31, 1997 from $18.0 million at December 31, 1996. Other borrowings consisting primarily of securities sold under agreements to repurchase and subordinated debt were $33.6 million at March 31, 1997 and $32.3 million at December 31, 1996.
                                                        15

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------



Capital Resources

The Bank is required pursuant to OTS regulations to have (i) tangible capital equal to at least 1.5% of adjusted total assets, (ii) core capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At March 31, 1997, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk-based capital at March 31, 1997:

                                                               Tangible             Core               Risk-Based
                                                                Capital      %     Capital     %        Capital        %
                                                                -------     --     -------    ---      ----------     ---
                                                                           (Dollars in  thousands)


          GAAP Capital                                        $ 23,104            $ 23,104               $ 23,104
          General valuation allowance                              ---                 ---                  3,327
          Unrealized loss on securities available for sale         426                 426                    426
          Goodwill                                              (2,586)             (2,586)                (2,586)
          Non-qualifying deferred tax asset                       (458)               (458)                  (458)
                                                                ------              ------                 ------
                   Total                                        20,486     5.16%    20,486     5.16%       23,813      8.68%
                                                                ------     -----   --------    -----       ------      ----
          Minimum capital requirement                            5,954     1.50     11,908     3.00        21,938      8.00
                                                                ------     -----    -------    -----       ------      -----
          Regulatory  capital - excess                        $ 14,532     3.66%  $  8,578     2.16%    $   1,875      .68%
                                                                ======     =====     =====     =====       ======      =====


The prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defined specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with their primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%.

At March 31, 1997, the Bank's leverage ratio was 5.16%, Tier 1 risk-based ratio was 7.47%, total risk-based ratio was 8.68%, and tangible equity ratio was 5.16%, based on leverage capital of $20.5 million, Tier 1 capital of $20.5 million, total risk-based capital of $23.8 million and tangible equity capital of $20.5 million, respectively. As of March 31, 1997, the Bank was classified as "adequately capitalized."

Cash and Due From Banks

Interest-bearing deposits in other banks totalled $3.4 million at March 31, 1997 in comparison with $666,000 at December 31, 1996. At March 31, 1997, the Company also had $8.3 million in cash and non-interest bearing deposits in other banks compared with $10.0 million at December 31, 1996.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Investment Securities

The Company is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Company utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $49 thousand of such securities on its books at March 31, 1997.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated.

                                                                  At March 31, 1997
                                                              Gross           Gross      Estimated
                                               Amortized    Unrealized     Unrealized       Fair     Carrying
                                                 Cost (1)       Gain         Losses         Value      Value
                                               ----------   ----------     ----------    ---------   --------
                                                                  (Dollars in thousands)

         Available for sale:
         U.S. agency obligations                $ 3,460   $   ---           $  68          $ 3,392    $ 3,392
         Equity investments                          30        19              ----             49         49
                                                --------   ------            -------        ------    --------
               Total  available for sale        $ 3,490   $    19           $  68          $  3,441   $ 3,441
                                                =======    ======           ========       ========   =======

         Held to maturity:

         FHLB stock, pledged                    $ 1,717   $   ---         $   ---         $ 1,717    $ 1,717
                                                --------   ------           -------        ------    -------
              Total  held maturity              $ 1,717   $   ---         $   ---         $ 1,717  $   1,717
                                                =======    ======           =======        ======    =======



                                                                   At December 31, 1996

         Available for sale:

         U.S. agency obligations                $ 3,468  $    --      $   50        $ 3,418    $ 3,418
         Equity investments                          30       14         ---             44         44
                                                -------  --------     --------     --------    -------
             Total available for sale           $ 3,498  $    14      $   50        $ 3,462    $ 3,462
                                                =======   =======      =======      ========   =======
         Held to maturity:

              FHLB stock, pledged               $ 1,937      ---        ---         $ 1,937    $ 1,937
                                                -------    -----      ------        -------    -------
             Total  held to maturity            $ 1,937  $   ---     $  ---         $ 1,937    $ 1,937
                                                =======  =======     =======        =======    =======




The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 1997 are as follows:

                                                                 Available for sale       Held to maturity
                                                                 ------------------       ----------------
                                                              Amortized  Estimated       Amortized    Estimated
                                                              Cost (1)   Fair Value      Cost  (1)    Fair Value
                                                              --------   ----------      ---------    ---------
                                                                           (Dollars in thousands)

         Due after one year through five years               $  1,000    $     985      $     --       $   --
         Due after five years through ten years                 2,460        2,407            --           --
         Due after ten years                                      ---          ---            --           --
         No stated maturity                                        30           49           1,717        1,717
                                                               ------       ------          ------     --------
             Total  investment securities                    $  3,490    $   3,441         $ 1,717     $  1,717
                                                               ======        =====          =======    ========

(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

Total realized loss on the sale of a $1.0 million investment security classified as available for sale was $12,000 for the three months ended March 31, 1997.
                                                        17

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Mortgage-Backed Securities

The following tables detail the cost, gross unrealized gains and losses, estimated fair value and carrying value of mortgage-backed securities by classification at the dates indicated.

                                                                       At March 31, 1997

                                                            Gross         Gross        Estimated
                                               Amortized  Unrealized    Unrealized        Fair      Carrying
                                                Cost        Gains         Losses        Value        Value
                                               ---------   ----------   ----------     ---------    --------
                                                                       (Dollars in thousands)

          Held to maturity:
          GNMA                               $  22,021    $    ---       $   749        $ 21,272     $ 22,021
          FNMA                                   6,974         ---           196           6,778        6,974
          FHLMC                                 16,607          10           324          16,293       16,607
                                                ------        -----       ------         -------      -------
               Total held to maturity        $  45,602    $     10       $ 1,269        $ 44,343     $ 45,602
                                                ======        =====       ======         =======      =======

          Available for sale:

          GNMA                               $  26,036    $      2       $   195        $ 25,843     $  25,843
          FNMA                                   6,359         ---           209           6,150         6,150
          FHLMC                                  4,572          18            66           4,524         4,525
          Collaterized mortgage obligations      3,000         ---            60           2,940         2,940
          Non-agency pass through certificate    3,227         ---            13           3,214         3,214
                                                ------        -----        -----         -------        ------
                Total available for sale     $  43,194    $     20       $   543        $ 42,671     $  42,672
                                                ======        =====        =====          =======       ======


                                                                     At December 31, 1996

                                                              Gross        Gross       Estimated
                                              Amortized     Unrealized  Unrealized        Fair           Carrying
                                                Cost         Gains        Losses          Value            Value
                                              ----------    ----------   ---------     ----------        ----------
                                                                        (Dollars in thousands)

          Held to maturity:

          GNMA                               $   22,759   $     ---      $   542        $ 22,217     $  22,759
          FNMA                                    7,321         ---          102           7,219         7,321
          FHLMC                                  17,254         42           197          17,099        17,254
                                                 ------       -----       -------         ------       -------
               Total held to maturity        $   47,334   $     42       $   841        $ 46,535     $  47,334
                                                 ======       ======      =======         ======        =======
          Available for sale:

          GNMA                               $   21,770   $     88       $    19        $ 21,839     $  21,839
          FNMA                                    7,335          2           149           7,188         7,188
          FHLMC                                   7,229         20            77           7,172         7,172
          Collateralized  mortgage obligations    3,000         ---           60           2,940         2,940
          Non-agency pass through certificate     3,605         ---            6           3,599         3,599
                                                 -------       -----       -----          ------        ------
              Total available for sale       $   42,939   $     110      $   311        $ 42,738     $  42,738
                                                 =======       ======       =====         =======       =======

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Mortgage-backed securities increase the credit quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. The mortgage-backed securities portfolio contains no speculative derivative securities at March 31, 1997. In addition the Company has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Company's asset/ liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Company's regulatory capital or similar factors.

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

Mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $34.8 million at March 31, 1997.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Loans and Leases

The Company's net loan and lease portfolio, excluding loans held for sale, totalled $269.7 million at March 31, 1997 or 67.4% of its total assets, an increase of $18.1 million or 7.2% from the $251.6 million outstanding at December 31, 1996. The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated.

                                                             March  31, 1997            December 31, 1996
                                                            -----------------           -----------------
                                                           Amount      Percent         Amount        Percent
                                                           -------     --------        ------        -------

                                                                        (Dollars in thousands)

Single family residential real estate                     $  63,496       23.26%        $ 63,660       24.99%
Commercial real estate                                       91,568       33.54           90,350       35.47
Construction (net of loans in process                        26,468        9.69           20,692        8.12
of $23,610 and $23,641, respectively )
Consumer loans                                               22,874        8.38           22,898        8.99
Credit card receivables                                         844         .31              885         .35
Commercial business                                          37,551       13.75           30,384       11.93
Lease financing                                              30,228       11.07           25,870       10.15
                                                            -------      -------         -------      -------
    Total loans and leases                                  273,029      100.00%         254,739      100.00%
                                                                         =======                      =======
Allowance for possible loan and lease losses                 (3,345)                      (3,177)
                                                            --------                      -------

          Net loans and leases                            $ 269,684                   $  251,562
                                                          =========                   ==========


PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------



                                               NON-PERFORMING ASSETS

General

Non-performing assets consist of non-accrual loans, accruing loans 90 days or more past due and REO. Total non-performing assets amounted to $5.5 million at March 31, 1997, $3.5 million at December 31, 1996 and $4.6 million at March 31, 1996.

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

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------



The following table details the Company's non-performing assets at the dates indicated:

                                                       March 31,             December 31,           March  31,
                                                        1997                     1996                   1996
                                                       ---------             ------------           ----------
                                                                       (Dollars in thousands)
    Loans accounted for on a                             $1,400                   $1,371             $3,864
       non-accrual basis (1)
    Accruing loans 90 or
       more days past due                                    22                      ---                ---
                                                          -----                    -----              ------
       Total non-performing loans                         1,422                    1,371              3,864
    REO, net of related reserves                          4,035                    2,150                760
                                                          -----                    -----              -----
       Total non-performing assets                       $5,457                   $3,521             $4,624
                                                         ======                   ======             ======
    Non-performing loans as a

       percentage of total loans                            .53%                     .54%               1.77%
                                                           =====                     ====               =====
    Non-performing assets as a
       percentage of total assets                          1.36%                     .91%               1.33%
                                                           =====                     ====               =====


(1) Includes impaired loans of $2.3 million at March 31, 1996. At March 31, 1996, there was a specific valuation allowance of $279 thousand for an impaired loan. There were no impaired loans at March 31, 1997 or December 31,1996. The Company recognized no interest on impaired loans in 1997 or 1996.

Non-performing assets increased $2.0 million to $5.5 million at March 31, 1997 from $3.5 million at December 31, 1996. This increase is mainly due to a higher level of REO at March 31, 1997 as a result of the foreclosure on one commercial mortgage property and the disposition of three commercial properties.

The $1.4 million of non-accrual loans at March 31, 1997 consists of $930,000 of loans secured by single family residential property, $267,000 of consumer loans, $126,000 of commercial mortgages, $52,000 of lease financing and $25,000 of business loans. The $4.0 million of REO at March 31, 1997 consists of two commercial real estate properties, one single family property and four undeveloped residential lots.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------
Delinquencies

All loans and leases are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed unlikely to warrant further accrual. See "Non-Performing Assets-General."

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                        March 31,           December 31,                   March 31,
                                          1997                    1996                       1996
                                          ----                   ------                      -----
                                      Amount   Percent        Amount   Percent          Amount   Percent
                                      ------   --------       ------   -------          ------   -------
                                                            (Dollars in thousands)

Delinquencies:

     30 to 59 day                     $ 2,429      .89%        $ 2,535      1.00%       $  4,201    1.92%
     60 to 89 days                      1,063      .39             392       .15           1,201     .55
       90 or more days and

        non-accrual loans (1)           1,422      .52           1,371       .54           3,864    1.77
                                        -----      ---           -----       ---           -----    ----
          Total

                                      $ 4,914     1.80%        $ 4,298      1.69%       $  9,266    4.24%
                                        =====     =====          =====      =====          =====    =====

(1) March 31, 1997 includes $22,000 of loans and leases that were accruing interest.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Allowance for Possible Loan and Lease Losses

The following table details the Company's allowance for possible loan and lease losses for the periods indicated:

                                                                     At or
                                                            For the Three Months
                                                               Ended March 31,
                                                             1997          1996
                                                            --------     -------
                                                            (Dollars in thousands)

Average loans and leases outstanding                         $264,638      $226,464
                                                             ========      ========
Balance beginning of period                                  $  3,177   $     1,720

Charge-offs:

    Residential real estate                                         3          ---
    Commercial real estate                                         29          ---
    Consumer                                                        6          ---
    Commercial                                                     26          ---
                                                                 -----        -----
                Total charge-offs                                  64          ---
                                                                 -----        -----
Recoveries:

    Residential real estate                                         4             3
    Consumer                                                      ---             9
    Commercial                                                     37            18
                                                                  ----          ----
    Total recoveries                                               41            30
                                                                 -----          ----

Net charge-offs (recoveries)                                       23            (30)

Additions charged to operations                                   191            300
                                                                 -----          -----
Balance at end of period                                     $  3,345       $  2,050
                                                             ========       =========
Ratio of net charge-offs (recoveries)during the period to

     average loans and leases outstanding during the period      .01%           .01%
                                                                =====           =====
Ratio of allowance for loan and lease losses to non-
    performing loans and leases at end of period               235.23%        53.05%
                                                               =======        ======

An allowance for loan and lease losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. The allowance for possible loan and lease losses is based on estimated net realizable value unless it is probable that loans and leases will be foreclosed, in which case the allowance is based on fair value. Management's periodic evaluation is based upon examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making such evaluations.

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

Exhibit 11 - Statement re computation of per share earnings

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Progress Financial Corporation

May 13, 1997                                  /s/W. Kirk Wycoff
       Date                                   W. Kirk Wycoff, Chairman,
                                              President and Chief Executive
                                              Officer

May 13, 1997                                 /s/Frederick E. Schea
       Date                                   Frederick E. Schea,
                                              Senior Vice President and
                                               Chief Financial Officer

                                PROGRESS FINANCIAL CORPORATION    EXHIBIT 11
                              Computation of Earnings per Share

                                                  For the Three Months
                                                           Ended

                                                  March 31,      March 31,
                                                    1997           1996
                                                  ---------      ---------
A. Net income applicable to common stock          $1,124,294     $ 716,806

     Primary Earnings per Share:

     Average shares outstanding                    3,759,396     3,581,648

     Dilutive average shares outstanding under
          options and warrants                       586,443       249,500

     Exercise prices                                  $1.00 to       $1.00 to
                                                         $11.38       $11.38

     Assumed proceeds on exercise                  3,003,007        787,625

     Market value per share                            $8.83          $5.82

     Less: Treasury stock purchased with the
           assumed proceeds from exercise of
           options and warrants                       340,015         135,377
                                                     --------        ---------
B.   Adjusted average shares - Primary              4,005,824       3,695,771
                                                    =========       =========

Primary Earnings Per Share:
          Net Income (A/B)                              $0.28            $0.19
                                                       ======            =====

     Fully Diluted Earnings Per Share:

     Average shares outstanding                     3,759,396       3,581,648

     Dilutive average shares outstanding under
          options and warrants                        586,443         549,500

     Exercise prices                                $1.00 to       $1.00 to
                                                         $11.38       $11.38

     Assumed proceeds on exercise                  3,003,007        2,587,625

     Market value per share                            $8.75          $7.25

     Less: Treasury stock purchased with the
           assumed proceeds from exercise of
           options and warrants                       343,201         356,914
                                                     --------        ---------
C.   Adjusted average shares - Fully diluted         4,002,638       3,774,234
                                                     =========       =========

     Fully Diluted Earnings Per Share:
          Net Income (A/C)                             $0.28          $0.19
                                                      ======         =====