Form 10-Q
period 1997-06-30
PROGRESS FINANCIAL CORP
filed 1997-08-14
CIK 790183

Securities and Exchange Commission
                                            Washington, D.C. 20549

                                                        Form 10-Q

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                    3,785,813
         ------------------------------              -----------------------
                  Title of Each Class              Number of Shares Outstanding
                                                       as of August 13, 1997

                                    Progress Financial Corporation

                                       Table of Contents

                                 PART I - Financial Information


                                                                       Page

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of June 30, 1997

                  (unaudited) and December 31, 1996...........................................3

                  Consolidated Statements of Operations for the three and six months ended

                  June 30, 1997 and 1996 (unaudited)..........................................4

                  Consolidated Statements of Cash Flows for the six months ended

                  June 30, 1997 and 1996 (unaudited)..........................................5

                  Notes to Consolidated Financial Statements (unaudited)......................7

Item 2.           Management's Discussion and Analysis of Financial Condition and

                  Results of Operations (unaudited)...........................................8

                                            PART II - Other Information

Item 1.           Legal Proceedings...........................................................28

Item 2.           Changes in Securities.......................................................28

Item 3.           Defaults upon Senior Securities.............................................28

Item 4.           Submission of Matters to a Vote of Security Holders  .......................28

Item 5.           Other Information...........................................................28

Item 6.           Exhibits and Reports on Form 8-K............................................28

                  Signatures..................................................................29


PROGRESS FINANCIAL CORPORATION

------------------------------------------------------------------------
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition

                                                                                             June 30,   December 31,
                                                                                                1997         1996
                                                                                             ---------   -----------
                                                                                              (Dollars in thousands)
                                                                                                   (unaudited)

Assets Cash and due from banks:

     Interest bearing                                                                         $   262         $   666
     Non-interest bearing                                                                       8,276           9,967
Investment securities:

     Available for sale at fair value (amortized cost: $3,545 in 1997 and $3,498 in 1996)        3,561          3,462
     Held to maturity  (fair value: $1,717 in 1997  and $1,937 in 1996)                          1,717          1,937
 Mortgage-backed securities:

     Available for sale at fair value  (amortized cost: $46,206 in 1997 and $42,939 in 1996)    46,160          42,738
     Held to maturity at amortized cost (fair value: $42,857 in 1997 and  $46,535 in 1996)      43,782          47,334
 Loans and leases                                                                              289,902         251,562
 Loans held for sale (fair value: $404 in 1997 and $600 in 1996)                                   393             599
Real estate owned, net                                                                           3,880           2,150
Premises and equipment                                                                           8,163           7,725
Accrued interest receivable                                                                      2,425           2,156
Deferred income taxes                                                                            1,603           3,064
Other assets                                                                                     8,534          10,289
                                                                                           -----------      ----------
         Total assets                                                                         $418,658        $383,649
                                                                                              ========        ========
Liabilities and Stockholders' Equity
Liabilities:

    Deposits                                                                                  $301,909         $306,248
    Advances from the Federal Home Loan Bank                                                    28,600           18,000
    Other borrowings                                                                            35,932           32,270
    Advance payments by borrowers                                                                5,049            4,628
    Accrued interest payable                                                                     1,335              984
    Other liabilities                                                                            8,802            1,565
                                                                                           -----------      -----------
         Total liabilities                                                                     381,627          363,695
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
holding solely junior subordinated debentures of the corporation                                15,000              ---

Stockholders' equity:

      Serial preferred stock - 1,000,000 shares authorized but unissued                           ---               ---
      Junior participating preferred stock $ .01 par value -1,010 shares authorized but unissued  ---               ---
      Common stock - $1 par value; 6,000,000 shares authorized; 3,814,180 and
       3,785,000 shares issued at June 30, 1997 and December 31, 1996, respectively              3,814             3,785
    Capital surplus                                                                             17,751            17,715
    Unearned Employee Stock Ownership Plan                                                        (189)             (214)
    Retained earnings (deficit)                                                                    707            (1,134)
    Unrealized loss on securities available for sale,

     net of deferred income taxes                                                                  (52)             (198)
                                                                                                  ----              -----
         Total stockholders' equity                                                             22,031            19,954
                                                                                             ----------         ----------
         Total liabilities, minority interest in subsidiaries and stockholders' equity         $418,658           $383,649
                                                                                               ========           ========


    See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Consolidated Statements of Operations


                                                          For The Three Months              For The Six Months
                                                                Ended June 30,                Ended June 30,
                                                            1997         1996               1997          1996
                                                            ----         ----               ----          ----
                                                         (Dollars in Thousands)          (Dollars in Thousands)
                                                               (unaudited)                      (unaudited)

Interest income:


    Loans and leases, including fees                     $ 6,671     $ 4,881             $ 12,835       $ 9,940
    Mortgage-backed securities                             1,513        1,537               3,059         2,921
    Investment securities                                    100          109                 210           226
    Other                                                     69           74                  94           149
                                                      ----------   ----------           ---------      --------
         Total interest income                             8,353        6,601              16,198        13,236
                                                        --------     --------              ------        ------
Interest expense:

    Deposits                                               3,018        2,989               5,977         6,021
    Advances from the Federal Home
         Loan Bank                                           460          282                 867           664
    Subordinated debt and other borrowings                   555          109               1,098           206
                                                        --------     --------              ------       -------
         Total interest expense                            4,033        3,380               7,942         6,891
                                                         -------      -------              ------        ------
Net interest income                                        4,320        3,221               8,256         6,345
Provision for possible loan and lease losses                 200          100                 391           400
                                                        --------     --------             -------       -------
Net interest income after provision for loan losses        4,120        3,121               7,865         5,945
                                                          ------      -------              ------        ------

Other income:

    Mortgage origination and servicing                       252          152                 363           335
    Service charges on deposits                              409          233                 769           468
    Gain from mortgage banking activities                     25           28                  27            68
      Gain on sale of mortgage servicing rights              ---          ---                 978           924
    Gain from sales of securities                            ---           24                  34           133
    Gain (loss) on properties sold                            11           (2)               (182)           (8)
    Loan brokerage and advisory fees                          99          305                 129           268
    Lease financing fees                                     261           65                 534           111
    Fees and Other                                           189          142                 294           194
                                                          -------      -------           --------        ------
Total other income                                         1,246          947               2,946         2,493
                                                         -------       ------             -------         -----

Other expense:

    Salaries and employee benefits                         1,952        1,534               3,795         3,041
    Occupancy                                                310          367                 607           731
    Data processing                                          286          315                 598           540
    Furniture, fixtures, and equipment                       198          118                 381           279
    Deposit insurance premiums                                49          152                  95           421
    Loan and real estate owned expense, net                   36           48                 130           134
    Professional services                                    187          168                 414           390
    Other                                                    974          661               1,638         1,110
                                                        --------    ---------            --------        ------
         Total other expense                               3,992        3,363               7,658         6,646
                                                         -------     --------            --------        ------

Income before income taxes                                 1,374          705               3,153         1,792
Income tax expense                                           507          251               1,162           621
                                                        --------     --------            --------    ----------
Net income                                               $   867      $   454             $ 1,991      $  1,171
                                                         =======      =======             =======      ========

Net Income per share                                    $    .22     $    .12           $     .50      $    .31
                                                        ========     ========           =========      ========
Dividends per share                                     $    .02    $     ---           $     .04     $     ---
                                                        ========    =========           =========     =========
Average shares outstanding                             4,024,420    3,903,666           4,015,172     3,843,277
                                                       =========    =========           =========     =========


See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows


                                                                                  For The Six  Months
                                                                                    Ended June 30,

                                                                             1997               1996
                                                                             ----               ----
                                                                                 (Dollars in thousands)
                                                                                        (unaudited)


Cash flows from operating activities:

    Net income                                                               $ 1,991             $1,171
    Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                               417                319
     Provision for possible loan and lease losses                                391                400
     Deferred income tax expense                                               1,461                621
     Capitalized interest on real estate owned                                   ---                 (2)
     Gain from mortgage banking activities                                      (955)               (68)
     Gain from sales of securities available for sale                            (34)              (133)
     Loss on properties sold                                                     182                  8
     Amortization of deferred loan fees                                         (558)              (423)
     Amortization of premiums/accretion
       of discounts on securities                                                335                312
   Originations and purchases of loans held for sale                             ---             (9,755)
   Sales of loans held for sale                                                   72             10,654
   (Increase) decrease in accrued interest receivable                           (269)                21
   (Increase) decrease in other assets                                         2,378               (878)
   Increase in other liabilities                                               7,236              4,044
   Increase in accrued interest payable                                          351                234
                                                                         -----------         ----------
Net cash flows provided by operating activities                               12,998              6,525
                                                                         -----------          ---------


                                                                    (continued)

See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION

------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (continued)


                                                                                For The Six Months
                                                                                    Ended June 30,

                                                                                1997               1996
                                                                               ------             ------
                                                                                (Dollars in thousands)
                                                                                         (unaudited)


Cash flows from investing activities:

    Capital expenditures                                                    $  (855)            $   (1,758)
    Purchases on mortgage-backed securities held to maturity                     ---                (3,000)
    Purchases of mortgage-backed securities available for sale               (10,043)              (27,006)
    Purchase of investment securities available for sale                         ---                (3,000)
    Repayments on mortgage-backed securities held to maturity                  3,359                  4,682
    Repayments on mortgage-backed securities available for sale                3,610                  5,532
    Sales of mortgage-backed securities available for sale                     3,039                 17,509
    Sales of investments available for sale                                      ---                  5,133
    Maturities of investments held to maturity                                   220                    212
    Proceeds from sales of real estate owned                                   1,897                    253
    Net increase in loans                                                    (41,564)                (2,579)
                                                                            ---------            -----------
         Net cash flows used in investing activities                         (40,337)                (4,022)
                                                                            ---------            -----------

Cash flows from financing activities:

    Net (decrease) increase in demand, NOW and saving deposits                (1,888)                 1,702
    Net decrease  in time deposits                                            (2,450)                (3,959)
    Net  (decrease) increase  in advances from the FHLB                       10,600                 (6,000)
    Net increase in advance payments by borrowers                                421                  3,000
    Net proceeds from issuance of common stock                                    26                  2,238
    Net proceeds from exercise of stock options                                   25                    ---
    Net proceeds from issuance of capital securities                          15,000                    ---
    Dividends paid                                                              (152)                   ---
                                                                         ------------         -------------
    Net cash flows (used in) provided by financing activities                 25,244                 (2,677)

    Net decrease in cash and cash equivalents                                 (2,095)                  (174)
Cash and cash equivalents:
   Beginning of year                                                          10,633                  7,089
                                                                          ----------            -----------
   End of period                                                          $    8,538             $    6,915
                                                                          ==========              ==========

Supplemental disclosures:
   Non-monetary transfers:

      Net conversion of loans receivable to real estate owned             $    3,503            $       139
                                                                          ==========            ===========
       Securitization of mortgage loans into mortgage-backed
          securities                                                   $         ---             $    9,982
                                                                       =============             ==========
     Transfer of property for Company use from other assets
          to premises and equipment                                    $         ---             $    3,150
                                                                       =============             ==========
   Cash payments for:
   Income taxes                                                        $           8          $         ---
                                                                       =============          =============
   Interest                                                               $    7,719             $    6,714
                                                                          ==========             ==========



See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION

-------------------------------------------------------------------------------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1996 Annual Report and Form 10-K. Prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiary is Progress Bank ("the Bank").

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

(4) During the quarter ended June, 30, 1997, the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's recently formed subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). In June 1997, the Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.0 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $6.0 million of the net proceeds to Progress Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations. Net proceeds retained by the Company will be used for general purposes, including investments in other subsidiaries and potential future acquisitions.

PROGRESS FINANCIAL CORPORATION

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

                                                      SUMMARY

The Company recorded net income of $867,000 or $.22 per share for the three months ended June 30, 1997, in comparison with net income of $454,000 or $.12 per share for the three months ended June 30, 1997. Return on average stockholders' equity was 16.23% and return on average assets was .86% for the three months ended June 30, 1997 compared to 9.50% and .53%, respectively for the three months ended June 30, 1996.

For the six months ended June 30, 1997 the Company had net income of $2.0 million or $.50 per share in comparison with net income of $1.2 million or $.31 per share for the six months ended June 30, 1996. Return on average stockholders' equity was 19.23% and return on average assets was 1.01%for the six months ended June 30, 1997 compared to 12.60% and .68%, respectively for the six months ended June 30, 1996.

Net interest income was $4.3 million and $3.2 million for the three months ended June 30, 1997 and 1996, respectively. Operating results for the three months ended June 30, 1997 and 1996 included $200,000 and $100,000 respectively, in provision for possible loan and lease losses. Other income for the three months ended June 30, 1997 and June 30, 1996 included service charges on deposits of $409,000 and $233,000. Other expenses totaled $4.0 million for the three months ended June 30, 1997 in comparison with $3.4 million for the same period in 1996. The increase of $629,000 is primarily due to increased salaries and employee benefits and increased other operating expenses. Other increases were furniture, fixtures and equipment of $80,000 and professional services of $19,000. Other expenses increased by $213,000 primarily relating to increases in advertising and miscellaneous operating expenses. These increases were offset by decreases of $103,000 in deposit insurance premiums and $57,000 of occupancy expenses.

For the six months ended June 30, 1997, net interest income was $8.3 million in comparison with $6.3 million for the six months ended June 30, 1996. Operating results for the six months ended June 30, 1997 and 1996 included $391,000 and $400,000, respectively, in provision for possible loan losses. Other income for the six months ended June 30, 1997 and 1996 included gains of $978,000 and $924,000 on the sales of $347.4 million and $85.0 million of mortgage servicing rights.

Other expenses totaled $7.7 million for the six months ended June 30, 1997 in comparison with $6.6 million for the same period in 1996. The increase of $1.1 million is primarily due to increased salaries and employee benefits relating to additional employees of companies acquired, a higher cost of benefits in 1997 and increased other operating expenses. These increases were offset by decreases of $326,000 in deposit insurance premiums and $124,000 of occupancy expenses.

Total assets increased to $418.7 million at June 30, 1997 from $383.6 million at December 31, 1996. Loans and leases increased $38.3 million. The increase in assets was funded by increases in borrowings and from the issuance of $15.0 million of capital securities. The net interest margin increased to 4.59% from 3.99% at December 31, 1996 and 3.99% at June 30, 1996.

The company's equity increased to $22.0 million from $20.0 million at December 31, 1996. The increase primarily relates to income which was partially offset by two quarterly dividends of $.02 per share.

PROGRESS FINANCIAL CORPORATION

-------------------------------------------------------------------------------


                                               RESULTS OF OPERATIONS

Net Interest Income

For the three months ended June 30,1997 net interest income amounted to $4.3 million in comparison with $3.2 million for the same period in 1996. Net interest income for the three months ended June 30, 1997 was positively impacted by a $52.9 million increase in average interest-earning assets, while average interest-bearing liabilities increased $44.8 million. The interest rate spread increased 55 basis points in the second quarter of 1997 compared to the same period in 1996, primarily due to a 70 basis point increase in the average yield on interest-earning assets and a 15 basis point increase in the average rate on interest-bearing liabilities.

For the six months ended June 30, 1997, net interest income amounted to $8.3 million in comparison with $6.3 million for the same period of 1996. Net interest income for the six months ended June 30, 1997 was positively impacted by a $8.2 million improvement in the excess of average interest-earning assets over average interest bearing liabilities at June 30, 1997 compared to June 30, 1996. Also, the interest rate spread improved to 4.04% from 3.55%.

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


                                                                   For The Three Months Ended June 30,
                                                                  1997                        1996
                                                                 ------                      -------
                                                                        (Dollars in Thousands)

                                                                 Average             Yield/   Average              Yield/
                                                                 Balance    Interest Rate     Balance   Interest   Rate
                                                                 -------    -------- ------   -------   --------   ------

Interest-earning assets:

    Investment securities and other interest-earning assets     $ 11,334$     169     5.98%   $ 11,996   $ 183     6.14%
    Mortgage-backed securities (1)                                86,936    1,513     6.98      94,790    1,537     6.52
    Single family residential loans (2)                           62,252    1,213     7.82      75,376    1,519     8.11
    Commercial real estate loans                                  92,427    2,158     9.36      81,602    1,883     9.28
    Construction loans                                            27,609      774    11.24      17,637      498    11.36
    Commercial business loans                                     41,056      997     9.74      20,867      504     9.71
    Lease financing                                               31,623    1,015    12.87         ---      ---      ---
    Consumer loans                                                24,243      514     8.50      22,266      477     8.62
                                                                  ------      ---     ----      ------      ---     ----
    Total interest-earning assets                                377,480    8,353     8.88     324,534    6,601     8.18
                                                                  -----      ----                -----     ----     ----
    Non-interest-earning assets                                   27,776                        20,310
                                                              ----------                     ---------
    Total assets                                                $405,256                      $344,844
                                                                ========                      ========

Interest-bearing liabilities:
   Interest-bearing deposits:

    NOW and Super NOW                                       $   32,307  $   171   2.12% $   27,488  $   147     2.15%
    Money market accounts                                       37,198      298   3.21      32,387      246     3.05
    Passbook and statement savings                              29,508      200   2.72      28,224      189     2.69
    Time deposits                                              174,789    2,349   5.39     180,893    2,407     5.35
                                                             ---------  -------   ----   ---------  -------     ----
        Total interest-bearing deposits                        273,802    3,018   4.42     268,992    2,989     4.47
   Advances from the Federal Home Loan Bank                     28,402      460   6.50      21,240      281     5.34
   Other borrowings                                             34,027      555   6.54       6,000      110     7.37
                                                          ------------  --------   ---- --------------------     ----
        Total interest-bearing liabilities                     336,231    4,033   4.81%    296,232    3,380     4.59%
                                                                          -----   ----                -----     ----

Non-interest-bearing liabilities                                47,606                      29,366
                                                            ----------                  ----------

        Total liabilities                                      383,837                     325,598

Stockholders' equity                                            21,419                      19,246
                                                            ----------                  ----------

        Total liabilities and stockholders' equity            $405,256                    $344,844
                                                              ========                    ========

Net interest income: interest rate spread (3)                             $4,320   4.07%              $3,221     3.59%
                                                                           ======   ====               ======     ====

Net interest margin (4)                                                             4.59%                         3.99%
                                                                                     ====                          ====

Average interest-earning assets to average interest-bearing liabilities            112.27%                       109.55%
                                                                                    ======                        =======


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


                                                                    For The Six Months Ended June 30,
                                                                  1997                        1996
                                                                  ----                        ----
                                                                        (Dollars in Thousands)

                                                                Average             Yield/   Average              Yield/
                                                                Balance    Interest Rate     Balance   Interest   Rate
                                                                --------   -------- -----    -------   --------   ------

Interest-earning assets:

    Investment securities and other interest-earning assets     $ 10,266$    304     5.97%   $ 11,838  $ 375      6.32%
    Mortgage-backed securities (1)                                88,332    3,059   6.98      89,988    2,921     6.53
    Single family residential loans (2)                           63,305    2,457   7.83      82,017    3,190     7.82
    Commercial real estate loans                                  92,990    4,376   9.49      81,898    3,910     9.60
    Construction loans                                            24,606    1,287  10.55      16,699      942    11.34
    Commercial business loans                                     37,560    1,792   9.62      19,278      936     9.77
    Lease financing                                               29,546    1,925  13.14         ---      ---      ---
    Consumer loans                                                23,957      998   8.40      22,206      962     8.71
                                                                  ------      ---   ----      ------      ---     ----
    Total interest-earning assets                                370,562   16,198   8.81     323,924   13,236     8.21
                                                                 ------     ----               ------     ----
    Non-interest-earning assets                                  28,136                      19,906
                                                               ----------                   ---------
    Total assets                                                $398,698                    $343,830
                                                                ========                    ========

Interest-bearing liabilities:
   Interest-bearing deposits:

    NOW and Super NOW                                          $ 31,585   $  332   2.12%   $  27,071 $   284     2.11%
    Money market accounts                                        37,926      615   3.27      33,293      506     3.06
    Passbook and statement savings                               29,436      398   2.73      27,924      375     2.70
    Time deposits                                               173,362    4,632   5.39     181,344    4,856     5.38
                                                              ---------   ------   ----   ---------  -------     ----
        Total interest-bearing deposits                         272,309    5,977   4.43     269,632    6,021     4.49
   Advances from the Federal Home Loan Bank                      26,579      867   6.58      22,396      654     5.87
   Other borrowings                                              34,454    1,098   6.43       5,500      216     7.90
                                                             ----------   ------   ----  ----------- --------     ----
        Total interest-bearing liabilities                      333,342    7,942   4.77%    297,528    6,891     4.66%
                                                                            -----   ----                -----     ----

Non-interest-bearing liabilities                                 44,480                      27,606
                                                               --------                  ----------

        Total liabilities                                       377,822                     325,134

Stockholders' equity                                             20,876                      18,696
                                                              ----------                  ----------

        Total liabilities and stockholders' equity             $398,698                    $343,830
                                                               ========                    ========

Net interest income: interest rate spread (3)                             $8,256   4.04%              $6,345     3.55%
                                                                           ======   ====               ======     ====

Net interest margin (4)                                                            4.49%                         3.94%
                                                                                    ====                          ====

Average interest-earning assets to average interest-bearing liabilities           111.17%                       108.87%
                                                                                  ======                        =======


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

PROGRESS FINANCIAL CORPORATION

-------------------------------------------------------------------------------



Total interest income amounted to $8.4 million for the three months ended June 30,1997, a $1.8 million or 26.6% increase when compared to the same period in 1996. This increase was due to a $46.6 million increase in earning assets, which was primarily the result of growth in loans and the acquisition of the Equipment Leasing Company (ELC) on October 1, 1996. ELC primarily leases computer and telecommunication equipment. For the three months ended June 30, 1997 income from lease financing was $1.0 million. In addition, income on commercial business loans and commercial real estate loans increased $493,000 and $275,000, respectively, due to commercial business loans and commercial real estate loans increasing by $20.2 million and $10.8 million, respectively. These increases were partially offset by a decrease of $13.1 million in single-family residential loans which resulted in a $306,000 decrease in related income.

Total interest expense amounted to $4.1 million for the three months ended June 30, 1997, a $653,000 or 19.3% increase in comparison to the same period in 1996. Interest expense on deposits increased $29,000 as the average balance on deposits increased $4.9 million which partially offset a 5 basis point decline in the average rate on deposits. Interest expense on advances from the Federal Home Loan Bank and other borrowings increased $624,000, mainly due to $40.0 million increase in average other borrowings. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets. Other borrowings primarily consist of securities sold under agreements to repurchase and subordinated debt.

For the six months ended June 30, 1997, total interest income amounted to $16.2 million a $3.0 million increase from the same period in 1996. This increase was due to a $46.7 million increase in earning assets which was primarily the result of growth in loans and the acquisition of ELC. For the six months ended June 30, 1997 income from lease financing was $1.9 million. In addition, income on commercial business loans and commercial real estate loans increased $856,000 and $467,000, respectively, due to commercial real estate loans increasing by $18.3 million and $11.1 million, respectively. These increases were partially offset by a decrease of $18.7 million in single-family residential loans which resulted in a $733,000 decrease in related income.

For the six months ended June 30, 1997, total interest expense amounted to $7.9 million, a $1.1 million increase when compared to the same period in 1996. Interest expense on deposits decreased $44,000 as the average rate on deposits decreased 6 basis points which partially offset a $2.7 million increase in the average balance. Interest expense on advances rom the Federal Home Loan Bank and other borrowings increased $1.1 million, mainly due to $31.3 million increase in average other borrowings. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets. Other borrowings primarily, consist of securities sold under agreements to repurchase and subordinated debt.

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

During the six months ended June 30, 1997, the Company recorded a $391,000 provision compared with $400,000 for the comparable period in 1996, and had net charge-offs of $426,000 during the six months ended June 30, 1997 in comparison with $6,000 during the comparable period in 1996. At June 30, 1997, the allowance for loan and lease losses amounted to $3.2 million or 1.08% of total loans and 68.87% of total non-performing loans. See "Non-Performing Assets - Allowance for Loan and Lease Losses."

The Company's allowance for loan and lease losses increased by $1.1 million, which included $850,000 relating to an allowance assumed through acquisition, or 49.8% at June 30, 1997 from June 30, 1996. The provision for possible loan and lease losses of $391,000 for the six months ended June 30, 1997 was considered necessary by management to maintain the allowance for possible losses at an adequate level. The ratio of delinquent loans to the total loan portfolio decreased to 2.9% at June 30, 1997 versus 5.7% at June 30, 1996.

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

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Other Income

The following table details other income for the periods indicated.



                                                        For The Three Months            For The Six Months
                                                             Ended June 30,               Ended June 30
                                                       1997              1996           1997            1996
                                                       ----              ----           ----            ----
                                                       (Dollars in Thousands)          (Dollars in Thousands)
                                                             (unaudited)                     (unaudited)


Other income:

    Mortgage origination and servicing            $      252           $   152             $363      $    335
    Service charges on deposits                          409               233              769           468
    Gain from mortgage banking activities                 25                28               27            68
    Gain on sale of mortgage servicing rights            ---               ---              978           924
    Gain from sales of securities                        ---                24               34           133
    Gain (loss) on properties sold                        11                (2)            (182)           (8)
    Loan brokerage and advisory fees                      99               305              129           268
    Lease financing fees                                 261                65              534           111
    Fees and other                                       189               142              294           194
                                                    --------          --------        ---------     ---------
        Total other income                         $   1,246           $   947          $ 2,946       $ 2,493
                                                   =========           =======          =======       =======

Total other income amounted to $1.2 million for the three months ended June 30, 1997, an increase of $299,000 compared with the $947,000 in other income for the three months ended June 30, 1996. The increase in other income for the three months ended June 30, 1997 compared to the same period in 1996 primarily relates to lease financing fees generated by the Company's leasing subsidiary acquired in the fourth quarter of 1996. Service charges on deposits increased $176,000 over 1996. Also, property management, investment advisory and miscellaneous fees increased in 1997 through subsidiary companies that were established during 1996. Mortgage origination and servicing fees increased $100,000 in comparison to the same period in 1996. Partially offsetting these increases was a decrease in loan brokerage fees of $206,000 in comparison to the same period of 1996.

Total other income amounted to $2.9 million for the six months ended June 30, 1997 an increase of $453,000 compared with the $2.5 million in other income for the six months ended June 30, 1996. The increase primarily relates to income generated by the Company's leasing subsidiary. In addition service charges on deposits increased $301,000 when compared to the same period of 1996.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Other Expense

The following table details other expense for the periods indicated.


                                                      For The Three Months              For The Six Months
                                                        Ended June 30,                      Ended June 30,
                                                     1997              1996             1997           1996
                                                     ----              ----             ----           ----
                                                      (Dollars in Thousands)           (Dollars in Thousands)
                                                            (unaudited)                      (unaudited)


Other expense:

    Salaries and employee benefits                $   1,952         $  1,534           $ 3,795      $  3,041
    Occupancy                                           310              367               607           731
    Data processing                                     286              315               598           540
    Furniture, fixtures and equipment                   198              118               381           279
    Deposit insurance premiums                           49              214                95           421
    Loan and real estate owned expense, net              36               48               130           134
    Professional services                               187              168               414           390
    Other                                               974              599             1,638         1,110
                                                 ----------       ----------         ---------     ---------
       Total other expense                         $  3,992         $  3,363           $ 7,658      $  6,646
                                                   ========         ========           =======      ========




Total other expenses amounted to $4.0 million for the three months ended June 30, 1997, an increase of $629,000 from the $3.4 million recognized during the comparable 1996 period, primarily due to increases in salaries and employee benefits relating to additional employees of companies acquired and a higher cost of benefits in 1997. Other increases were furniture, fixtures and equipment expenses of $80,000 and professional expenses of $19,000. Other expenses increased by $375,000 primarily relating to $128,000 of capital securities expense and increases in advertising and miscellaneous operating expenses. These increases were partially offset by decreases of $165,000 in deposit insurance premiums and $57,000 of occupancy expenses.

Total other expense amounted to $7.7 million for the six months ended June 30, 1997 and increase of $1.0 million from the $6.6 million recognized during the comparable 1996 period, primarily due to increases in salaries and employee benefits relating to additional employees of companies acquired and a higher cost of benefits in 1997. Other increases were furniture, fixtures and equipment expense of $102,000 and data processing expense of $58,000. Other expenses increased by $528,000 primarily relating to $128,000 of capital securities expense and increases in advertising and miscellaneous operating expenses. These increases were partially offset by decreases of $326,000 in deposit insurance premiums and $124,000 of occupancy expenses.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Income Tax Expense

The company recorded income tax expenses of $507,000 and $251,000 for the three months ended June 30, 1997 and June 30, 1996, respectively. At June 30, 1997, the company had a net operating loss carry forward for federal income tax purposes of approximately $ 3.6 million which expires in 2010.

The Company recorded income tax expenses of $1.2 million and $621,000 for the six months ended June 30, 1997 and June 30, 1996, respectively.

PROGRESS FINANCIAL CORPORATION

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The Bank's average liquidity ratio for the three months ended June 30, 1997 was 6.54%.

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

The Company's primary source of funds has historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB and other sources and sales of investment securities, loans and mortgage-backed securities. During the six months ended June 30, 1997, the Company used its resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments and maintain its liquidity.

For the six months ended June 30, 1997, cash was provided by operating and financing activities and used in investing activities. Operating activities provided $13.0 million of cash, primarily due to improved interest income and lease financing fee income. Investing activities used $40.3 million in cash as the loan and lease portfolio increased $41.6 million and repayments and sales of mortgage-backed securities exceeded purchases of such securities by $1.3 million. Proceeds from sale of real estate owned generated $1.9 million. In addition, financing activities provided $25.2 million in cash primarily from the issuance of $15.0 million of capital securities, net increases in borrowings of $10.6 million from the Federal Home Loan Bank, other borrowings of $3.7 million, partially offset by a net decrease in deposits of $4.3 million.

At June 30, 1997, the Company had $80.3 million in loan commitments to extend credit and $930,000 in letters of credit outstanding. At June 30, 1997, FHLB advances that are scheduled to mature through June 30, 1998 totaled $5.0 million. Other borrowings that are scheduled to mature within one year of June 30, 1997 totaled $9.8 million. The subordinated debentures are due June 30, 2004 and are redeemable after July 1, 1996. The capital securities are due June 1, 2027. At June 30, 1997, the total amount of time deposits that are scheduled to mature through June 30, 1998 totaled $124.6 million.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Management has focused considerable attention on the retention of the Company's core deposit base, which has been impacted by increased competition for deposit funds.

The Company's deposits are obtained primarily from residents near the Bank's seven full service offices in Montgomery County, one office in Delaware County, one office in Chester County and one office in the Andorra section of Philadelphia. The Bank generally does not advertise for deposits outside of its market area. The Bank has drive-up banking facilities at three of its offices and has automated teller machines ("ATM's") at all of its offices and at three additional locations.

The Company offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits decreased $4.3 million during the six months ended June 30, 1997 from $306.2 million at December 31, 1996 to $301.9 million at June 30, 1997. The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

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

The following table presents certain information regarding FHLB advances and other borrowings for the periods indicated.


                                                                       At or For the Six Months
                                                                              Ended June 30,
                                                                          1997           1996
                                                                         -----           ----
                                                                         (Dollars in thousands)


          Average balance outstanding                                 $ 61,033         $ 22,396
          Maximum amount outstanding at
              any month-end during the period                         $ 64,532         $ 21,000
          Weighted average interest rate during the period               6.50%            5.87%
          Weighted average interest rate at end of the period            6.29%            6.70%



The Company continued to utilize advances from the FHLB as a source of funds to meet loan demand during the six months ended June 30, 1997. FHLB advances increased $10.6 million to $28.6 million at June 30, 1997 from $18.0 million at December 31, 1996. Other borrowings consisting primarily of securities sold under agreements to repurchase and subordinated debt were $35.9 million at June 30, 1997 and $32.3 million at December 31, 1996.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------



Capital Resources

The Bank is required pursuant to OTS regulations to have (I) tangible capital equal to at least 1.5% of adjusted total assets, (ii) core capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk- weighted assets.

At June 30, 1997, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk- based capital at June 30, 1997:


                                                            Tangible             Core                Risk-Based
                                                            Capital      %       Capital     %       Capital         %
                                                            -------    -----     --------   -----    ----------    -----
                                                                         (Dollars in thousands)


          GAAP Capital                                      $ 30,166            $ 30,166               $ 30,166
          General valuation allowance                            ---                 ---                  3,149
          Unrealized loss on securities available for sale        72                   72                    72
          Goodwill                                            (2,571)             (2,571)                (2,571)
                                                              -------             -------                -------
                   Total                                       27,667     6.68%    27,667     6.68%       30,816     10.56%

          Minimum capital requirement                           6,216     1.50     12,432     3.00        23,339      8.00
                                                               -----     -----  --------     -----    ---------      ----

          Regulatory  capital - excess                       $ 21,451     5.18%  $ 15,235     3.68%    $   7,477      2.56%
                                                             ========     =====  ========     =====    =========      =====




The prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") defined specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with their primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk- based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%.

At June 30, 1997, the Bank's leverage ratio was 6.68%, Tier 1 risk-based ratio was 9.48%, total risk-based ratio was 10.56%, and tangible equity ratio was 6.68%, based on leverage capital of $27.7 million, Tier 1 capital of $27.7 million, total risk-based capital of $30.8 million and tangible equity capital of $27.7 million, respectively. As of June 30, 1997, the Bank was classified as "well capitalized."

Cash and Due From Banks

Interest-bearing deposits in other banks totaled $262,000 at June 30, 1997 in comparison with $666,000 at December 31, 1996. At June 30, 1997, the Company also had $8.3 million in cash and non-interest bearing deposits in other banks compared with $10.0 million at December 31, 1996.

PROGRESS FINANCIAL CORPORATION

-------------------------------------------------------------------------------

Investment Securities

The Company is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Company utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $60,000 of such securities on its books at June 30, 1997.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated.


                                                                  At June 30, 1997
                                                              Gross           Gross      Estimated
                                               Amortized    Unrealized     Unrealized       Fair    Carrying
                                                 Cost (1)     Gain           Losses       Value      Value
                                                 --------     ----           -------       -----     ------
                                                                   (Dollars in thousands)


         Available for sale:
         U.S. agency obligations                 $ 3,453    $   ---           $ 14          $ 3,439    $ 3,439
         Equity investments                           92         30             --              122        122
                                                  ------     -------         ----------      ------    -------
              Total  available for sale          $ 3,545     $   30          $  14         $  3,561    $ 3,561
                                                 =======     ======          ========       ========    =======


         Held to maturity:
         FHLB stock, pledged                    $ 1,717   $   ---         $   ---         $ 1,717        $ 1,717
                                                -------   --------        ----------      -------        -------

              Total  held maturity              $ 1,717   $   ---         $   ---         $ 1,717        $ 1,717
                                                =======   ========        ==========      =======       =========




                                                                       At December 31, 1996
         Available for sale:

         U.S. agency obligations                $ 3,468    $  --         $      50       $ 3,418        $ 3,418
         Equity investments                          30        14               ---           44             44
                                              ------------   ----         ---------    ----------     ---------
             Total available for sale           $ 3,498     $  14         $      50      $ 3,462        $ 3,462
                                                =======     ======         =========      =======        =======

         Held to maturity:
              FHLB stock, pledged               $ 1,937       ---              ---         $ 1,937       $ 1,937
                                                ---------  -------------    ------         -------         -----
             Total  held to maturity            $ 1,937   $      ---         $  ---        $ 1,937       $ 1,937
                                                =======    ==========        ==========    =======        =======





The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 1997 are as follows:



                                                                 Available for sale       Held to maturity
                                                                -------------------      ------------------
                                                              Amortized  Estimated       Amortized Estimated
                                                              Cost (1)   Fair Value      Cost  (1) Fair Value
                                                              --------   ----------      --------- ----------
                                                                           (Dollars in thousands)


         Due after one year through five years               $  1,000 $      997   $      --     $     --
         Due after five years through ten years                 2,453      2,441          --           --
         Due after ten years                                      ---        ---          --          --
         No stated maturity                                        30         60          1,717     1,717
                                                           ----------  ---------       --------   --------
             Total  investment securities                    $  3,483   $  3,498       $  1,717   $  1,717
                                                             ========   ========       ========   ========



(1) Original cost of securities adjusted for repayments, amortization of premiums and accretion of discounts.

Total realized loss on the sale of a $1.0 million investment security classified as available for sale was $12,000 for the six months ended June 30, 1997.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Mortgage-Backed Securities

The following tables detail the cost, gross unrealized gains and losses, estimated fair value and carrying value of mortgage-backed securities by classification at the dates indicated.


                                                                   At June 30, 1997
                                                                   ----------------
                                                            Gross         Gross        Estimated
                                               Amortized  Unrealized    Unrealized        Fair      Carrying
                                                Cost        Gains         Losses        Value        Value
                                               ---------- ----------    -----------    ----------    --------
                                                                 (Dollars in thousands)


          Held to maturity:

          GNMA                                    $  21,388      $  ---    $   579       $ 20,809    $ 21,388
          FNMA                                        6,750         ---        135          6,614       6,750
          FHLMC                                      15,644          41        252         15,434      15,644
                                                -----------    ---------   ----------    --------    --------
               Total held to maturity             $  43,782    $     41      $ 966       $ 42,857    $ 43,782
                                                 ==========   =========     =========    ========   =========


          Available for sale:

          GNMA                                   $   30,246  $      174      $   23    $   30,397      $ 30,397
          FNMA                                        5,957         ---         126         5,831         5,831
          FHLMC                                       4,294          27          44         4,278         4,278
          Collaterized mortgage obligations           3,000         ---          60         2,940         2,940
          Non-agency pass through certificate         2,709           6         ---         2,714         2,714
                               -                    ----------- ----------   ---------- -----------   ---------
                Total available for sale          $  46,206  $      207     $   253       $ 46,160    $   46,160
                                                   =========  ===========     ========     ========    ==========



                                                                      At December 31, 1996

                                                              Gross        Gross       Estimated
                                              Amortized     Unrealized   Unrealized      Fair          Carrying
                                                Cost         Gains        Losses          Value          Value
                                               -------       --------     ---------    ---------       --------
                                                                  (Dollars in thousands)

          Held to maturity:

          GNMA                               $   22,759     $   ---    $     542      $  22,217    $    22,759
          FNMA                                    7,321        ---           102          7,219          7,321
          FHLMC                                  17,254         42           197         17,099         17,254
                                               --------  ---------    ----------     ----------   ------------
               Total held to maturity        $   47,334     $     42   $     841      $  46,535    $    47,334
                                             ==========     ========   =========      =========    ===========

          Available for sale:

          GNMA                               $   21,770  $       88  $        19      $  21,839    $    21,839
          FNMA                                    7,335           2          149          7,188          7,188
          FHLMC                                   7,229          20           77          7,172          7,172
          Collateralized  mortgage obligations    3,000         ---          60          2,940          2,940
          Non-agency pass through certificate     3,605         ---           6          3,599          3,599
                                             -----------------------------------     ----------   ------------
              Total available for sale        $  42,939   $     110    $     311       $ 42,738     $   42,738
                                              =========   =========    =========       ========     ==========

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Mortgage-backed securities increase the credit quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. The mortgage-backed securities portfolio contains no speculative derivative securities at June 30, 1997. In addition, the Company has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Company's asset/ liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Company's regulatory capital or similar factors.

Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level yield method. Mortgage- backed securities that are held for an indefinite period of time are classified as available for sale and are carried at fair value pursuant to SFAS 115. Mortgage-backed securities are classified as available for sale primarily based on the yield and duration of specific investments. The fixed-rate balloons and collateralized mortgage obligations held by the Company approximate the duration of the type of loan the Company originates and therefore, such securities may be sold to allow for additional loan growth and/or other asset/liability management strategies.

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

Mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $57.8 million at June 30, 1997.

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Loans and Leases

The Company's net loan and lease portfolio, excluding loans held for sale, totaled $289.9 million at June 30, 1997 or 69.2% of its total assets, an increase of $38.3 million or 15.2% from the $251.6 million outstanding at December 31, 1996. The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated.


                                                             June  30, 1997             December 31, 1996
                                                            ------------------         ---------------------
                                                            Amount      Percent         Amount        Percent
                                                            ------     --------        -------       --------
                                                                        (Dollars in thousands)

Single family residential real estate                       $ 60,136      20.52%$           63,660      24.99%
Commercial real estate                                        94,231      32.15             90,350      35.47
Construction (net of loans in process                         31,059      10.60             20,692       8.12
of $23,610 and $23,641, respectively )
Consumer loans                                                23,976       8.18             22,898       8.99
Credit card receivables                                          857        .29                885        .35
Commercial business                                           49,723      16.97             30,384      11.93
Lease financing                                               33,087      11.29             25,870      10.15
                                                              ------      -----             ------       -----

    Total loans and leases                                    293,069    100.00%            254,739     100.00%
                                                                         =======                        =======

Allowance for possible loan and lease losses                  (3,167)                       (3,177)
                                                              -------                      --------

          Net loans and leases                               $ 289,902                   $   251,562
                                                           ============                   ===========

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------



                                               NON-PERFORMING ASSETS

General

Non-performing assets consist of non-accrual loans and REO. Total non-performing assets amounted to $6.0 million at June 30, 1997, $3.5 million at December 31, 1996 and $5.2 million at June 30, 1996.

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

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------



The following table details the Company's non-performing assets at the dates indicated:


                                                         June 30,            December 31,            June  30,
                                                        1997                     1996                   1996
                                                       ----------            -----------             ---------
                                                                       (Dollars in thousands)


    Loans and leases accounted for on a              $    2,087               $    1,328           $   4,546
       non-accrual basis (1)

    REO, net of related reserves                          3,880                    2,150                 612
                                                     ----------              -----------          ----------

       Total non-performing assets                        5,967                    3,478               5,158


    Non-performing loans and leases as a

       percentage of total loans and leases               1.59%                    0.54%               2.08%
                                                          =====                    =====               =====

    Non-performing assets as a

       percentage of total assets                        1.43%                     0.91%              1.48%
                                                         ======                    =====              =====

    Accruing loans 90 or more days past due              2,512                     4,077                 7,430




(1) Includes impaired loans of $2.9 million at June 30, 1996. There were no impaired loans at June 30, 1997 or December 31, 1996. The Company recognized no interest on impaired loans in 1997 or 1996.

Non-performing assets increased $2.5 million to $6.0 million at June 30, 1997 from $3.5 million at December 31, 1996. This increase is mainly due to a higher level of REO at June 30, 1997 as a result of the foreclosure on one commercial mortgage property and the disposition of three commercial properties.

The $2.1 million of non-accrual loans at June 30, 1997 consists of $1.4 million of loans secured by single family residential property, $208,000 of consumer loans, $406,000 of commercial mortgages, $32,000 of lease financing and $89,000 of business loans. The $4.0 million of REO at June 30, 1997 consists of two commercial real estate properties, one single family property and four undeveloped residential lots.

PROGRESS FINANCIAL CORPORATION

-------------------------------------------------------------------------------


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

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:


                                           June 30,            December 31,                 June 30,
                                          1997                    1996                       1996
                                          --------              ----------          ------------------
                                    Amount   Percent        Amount   Percent          Amount   Percent
                                    ------   -------        -------  -------          ------   -------
                                                         (Dollars in thousands)


Delinquencies:

     30 to 59 day                   $ 5,493    1.89%        $ 2,535      1.00%       $ 4,743       2.17%
     60 to 89 days                      484     .17             392       .15            341        .16
       90 or more days                2,512     .87           4,077      1.62           7,430      3.40
                                    ---------   ---        --------      ----       ----------    ----
     Total                          $  8,489   2.92%        $ 7,004      2.78%       $ 12,514      5.73%
                                    ========   =====        =======      =====       ========      =====

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Allowance for Possible Loan Losses

The following table details the Company's allowance for possible loan losses for the periods indicated:


                                                       At or                            At or
                                                For the Three Months              For the Six Months
                                                   Ended June 30,                   Ended June 30,
                                                  1997         1996               1997          1996
                                                  ----         ----               ----          ----
                                                (Dollars in thousands)           (Dollars in thousands)

Average loans outstanding                          $ 279,210      $   217,748     $ 271,964 $  222,098
                                                   =========      ===========     ========= ==========

Balance beginning of period                        $   3,345      $     2,050       $ 3,177 $    1,720

Charge-offs:

    Residential real estate                              ---             24                3            24
    Commercial real estate                               329            ---              358                               ---
    Consumer                                              35             43               41            43
    Commercial                                            62            ---               88           ---
                                                     --------      ---------        ---------   ----------
          Total charge-offs                              426             67              490            67
                                                     --------       --------         --------    ----------

Recoveries:

    Real estate construction                             ---            ---              ---           ---
    Residential real estate                              ---            ---                4             3
    Commercial real estate                               ---             30              ---            30
    Consumer                                               3              1                3            10
    Commercial                                            20            ---               57            18
                                                       -------    -----------         --------    ----------
    Total recoveries                                      23             31               64            61
                                                       -------  -------------         --------    ----------

Net charge-offs                                          403             36              426             6

Additions charged to operations                          200            100              391            400
                                                      --------     ----------        ---------    ----------

Balance at end of period                              $ 3,142      $   2,114        $   3,142     $   2,114
                                                      =========      =========        =========     =========
Ratio of net charge-offs during the period to
     average loans outstanding during the period         .14%          .02%             .16%          .00%
                                                          ===           ===              ===           ===

Ratio of allowance for possible loan losses to

    non-performing loans at end of period              150.55%         46.50%          150.55%         46.50%
                                                        =======          =====          =======         =====



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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held April 30, 1997 for the following purposes:
    1) To elect three directors for a term of three years (A. John May, III, Charles J. Tornetta, W. Kirk Wycoff)
    2)    To adopt the Amended and Restated 1993 Stock Incentive Plan.
    3)    To adopt the Amended and Restated 1993 Director's Stock Option Plan.
    4) To ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ended December 31, 1997.

All proposals were adopted by the Company's stockholders as follows:


    1)    Election of Directors                               For         Against       Abstain/Not Voted
                                                              ---         -------       -----------------
          A. John May, III                                3,232,800       10,208                 0
          Charles J. Tornetta                             3,233,290        9,718                 0
          W. Kirk Wycoff                                  3,231,297       11,711                 0
    2)    Approve Amended & Restated 1993                 2,032,648       82,736            25,208
          Stock Incentive Plan.
    3)    Approve Amended and Restated 1993               2,151,120      103,389            17,234
           Director's Stock Option Plan
    4)    Ratify appointment of Coopers and               3,225,370        12,136             5,502
           Lybrand L.L.P.


Item 5.  Other Information

During the quarter ended June, 30, 1997, the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's recently formed subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). In June 1997, the Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.0 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $6.0 million of the net proceeds to Progress Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations. Net proceeds retained by the Company will be used for general purposes, including investments in other subsidiaries and potential future acquisitions.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 -  Statement  re: Computation of  per share earnings

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Progress Financial Corporation

August 13, 1997                                 /s/W. Kirk Wycoff
--------------                                  ---------------------------
       Date                                     W. Kirk Wycoff, Chairman,
                                                President and Chief Executive
                                                Officer

August 13, 1997                                 /s/Frederick E. Schea
--------------                                  ----------------------------
       Date                                     Frederick E. Schea,
                                                Senior Vice President and
                                                Chief Financial Officer

PROGRESS FINANCIAL CORPORATION

--------------------------------------------------------------------------------
                                                                    Exhibit (11)

Computation of Earnings Per Share


                                                                For the Three Months      For the Six Months
                                                                   Ended June 30,            Ended June 30,
                                                              1997         1996              1997         1996
                                                              ----         ----              ----         ----


A. Net Income applicable to common stock                      $ 867,000     $ 454,000        $ 1,991,000   $1,171,000

    Primary Earnings Per Share:

    Average Shares outstanding                                3,777,376      3,730,000         3,768,436     3,655,825

    Dilative average shares outstanding under

    options and warrants                                        586,443       584,500            586,443       584,500

    Exercise prices                                           $1.00 to       $1.00 to           $1.00 to      $1.00 to
                                                                $11.38         $11.38             $11.38        $11.38

    Assumed proceeds on exercise                              3,003,007      2,778,635          3,003,007     2,778,635

    Market value per share                                       $8.83          $6.76              $8.85         $6.29

    Less: Treasury stock purchased with the assumed

          Proceeds from exercise of options and warrants        339,399      410,834              339,707       444,213
                                                                -------      -------              -------       -------

B.  Adjusted average shares - Primary                         4,024,420    3,903,666            4,015,172     3,796,111
                                                               =========    =========            =========     =========

    Primary Earnings Per Share:

        Net income (A/B)                                          $0.22        $0.12                 $0.50         $0.31
                                                                  =====        =====                 =====         =====

    Full Diluted Earning Per Share:

    Average shares outstanding                                 3,777,376    3,730,000             3,768,436     3,655,824

    Dilative average shares outstanding under

        options and warrants                                     586,443      584,500               586,443       584,500

    Exercise prices                                             $1.00 to     $1.00 to               $1.00 to      $1.00 to
                                                                  $11.38       $11.38                $11.38        $11.38

    Assumed proceeds on exercise                              3,003,007      2,778,635             3,003,007     2,587,625

    Market value per share                                      $10.50         $6.50                 $10.50                    $6.50

    Less:  Treasury stock purchases with the assumed

            proceeds from exercise of options and warrants     286,001        410,834                314,601       397,047
                                                               -------        -------                -------       -------

C.  Adjusted average shares - Fully diluted                  4,077,818       3,903,666              4,040,278     3,843,277
                                                              =========      =========              =========     =========

    Fully Diluted Earnings Per Share:

        Net income (A/C)                                        $0.21           $0.12                  $0.49         $0.30
                                                                =====           =====                   =====         =====