Form 10-Q
period 1997-09-30
PROGRESS FINANCIAL CORP
filed 1997-11-14
CIK 790183

Securities and Exchange Commission
                                              Washington, D.C. 20549

                                                     Form 10-Q

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1997.

                                                        OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________________.

Commission File Number: 0-14815


                         Progress Financial Corporation
             (Exact name of registrant as specified in its charter)


                 Delaware                               23-2413363
               -----------                             ------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


4 Sentry Parkway
Suite 230
Blue Bell, Pennsylvania                                    19422
(address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (610) 825-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                    3,978,906
         ------------------------------              ----------------------
                  Title of Each Class             Number of Shares Outstanding
                                                       as of November 10, 1997

                                          Progress Financial Corporation
                                                 Table of Contents



                                          PART I - Financial Information

                                                                                                            Page

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of September 30, 1997
                  (unaudited) and December 31, 1996...........................................................3

                  Consolidated Statements of Operations for the three and nine months ended
                  September 30, 1997 and 1996 (unaudited).....................................................4

                  Consolidated Statements of Cash Flows for the nine months ended
                  September  30, 1997 and 1996 (unaudited)....................................................5

                  Notes to Consolidated Financial Statements (unaudited)......................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (unaudited)...........................................................8



                                            PART II - Other Information


Item 1.           Legal Proceedings..........................................................................25

Item 2.           Changes in Securities......................................................................25

Item 3.           Defaults upon Senior Securities............................................................25

Item 4.           Other Information..........................................................................25

Item 5.           Exhibits and Reports on Form 8-K...........................................................25

                  Signatures.................................................................................26



PROGRESS FINANCIAL CORPORATION
-------------------------------------------------------------------------------
PART I- FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Financial Condition

                                                                                        September 30,   December 31,
                                                                                         1997             1996
                                                                                         -----------    ------------
                                                                                          (Dollars in thousands)
                                                                                        (unaudited)
Assets Cash and due from banks:
     Interest bearing                                                                       $    231    $     666
     Non-interest bearing                                                                      9,218        9,967
Investment securities:
     Available for sale at fair value (amortized cost: $4,430 in 1997 and $3,498 in 1996)      4,831        3,462
     Held to maturity  (fair value: $4,869 in 1997  and $1,937 in 1996)                        4,871        1,937
Mortgage-backed securities:
     Available for sale at fair value  (amortized cost: $39,132 in 1997 and $42,939 in 1996)  39,332       42,738
     Held to maturity at amortized cost (fair value: $52,308 in 1997 and  $46,535 in 1996)    52,743       47,334
Loans and leases                                                                             299,302      251,562
Loans held for sale (fair value: $394 in 1997 and $600 in 1996)                                  382          599
Real estate owned, net                                                                         3,880        2,150
Premises and equipment                                                                         8,622        7,725
Accrued interest receivable                                                                    2,681        2,156
Deferred income taxes                                                                            936        3,064
Other assets                                                                                   9,717       10,289
                                                                                          -----------   ----------
         Total assets                                                                       $436,746     $383,649
                                                                                            ========     ========
Liabilities and Stockholders' Equity
Liabilities:
         Deposits                                                                           $325,296     $306,248
         Advances from the Federal Home Loan Bank                                             33,000       18,000
         Other borrowings                                                                     30,588       32,270
         Advance payments by borrowers                                                         3,902        4,628
         Accrued interest payable                                                              1,926          984
         Other liabilities                                                                     3,743        1,565
                                                                                         -----------  -----------
         Total liabilities                                                                   398,455      363,695
                                                                                           ---------    ---------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
holding solely junior subordinated debentures of the Corporation                              15,000          ---
                                                                                         ------------   ----------
Stockholders' equity:
      Serial preferred stock - 1,000,000 shares authorized but unissued                        ---            ---
      Junior participating preferred stock $ .01 par value -
            1,010 shares authorized but unissued                                               ---            ---
      Common stock - $1 par value; 6,000,000 shares authorized; 4,010,116 and
       3,785,000 shares issued at September 30, 1997 and
       December 31, 1996, respectively                                                         4,010        3,785
    Capital surplus                                                                           19,736       17,715
    Unearned Employee Stock Ownership Plan shares                                               (177)        (214)
    Retained earnings (deficit)                                                                 (637)      (1,134)
    Unrealized gain (loss) on securities available for sale,
     net of deferred income taxes                                                                359         (198)
                                                                                           ----------    ---------
         Total stockholders' equity                                                           23,291       19,954
                                                                                           ----------   ----------
         Total liabilities, Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated
           debentures of the Corporation and stockholders' equity                           $436,746     $383,649


                                                                                            ========     ========


    See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION
-------------------------------------------------------------------------------

Consolidated Statements of Operations


                                                              For The Three Months          For The Nine Months
                                                               Ended September 30,          Ended September 30,
                                                              1997           1996           1997          1996
                                                              ----           ----           ----          ----
                                                             (Dollars in Thousands)       (Dollars in Thousands)
                                                                   (unaudited)                  (unaudited)
Interest income:


    Loans and leases, including fees                        $   7,172      $ 5,068       $ 20,007      $ 15,008
    Mortgage-backed securities                                  1,539        1,819          4,598         4,740
    Investment securities                                         107           86            317           312
    Other                                                          56           20            150           169
                                                           ----------   ----------       --------      --------
         Total interest income                                  8,874        6,993         25,072        20,229
                                                             --------     --------         ------        ------
Interest expense:
    Deposits                                                    3,049        3,006          9,026         9,027
    Advances from the Federal Home
         Loan Bank                                                471          571          1,338         1,235
    Subordinated debt and other borrowings                        728          165          1,826           371
                                                             --------     --------         ------       -------
         Total interest expense                                 4,248        3,742         12,190        10,633
                                                              -------       ------         ------       -------
Net interest income                                             4,626        3,251         12,882         9,596
Provision for possible loan and lease losses                      241          100            632           500
                                                             --------     --------        -------       -------
Net interest income after provision for loan and lease losses   4,385        3,151         12,250         9,096
                                                               ------       ------         ------        ------

Other income:
    Mortgage origination and servicing                            149          184            512           519
    Service charges on deposits                                   329          240          1,098           708
    Gain from mortgage banking activities                           8           21             35            89
    Gain on sale of mortgage servicing rights                     ---          ---            978           924
    Gain (loss) from sales of securities                          (83)          12            (49)          145
    Gain on sale of lease receivable                               61          ---             61           ---
    Loss on properties sold                                        --          (2)           (182)          (10)
    Loan brokerage and advisory fees                              344           28            473           296
    Lease financing fees                                          290          108            824           219
    Fees and other                                                374          283            668           477
                                                             --------       ------        -------        ------
Total other income                                              1,472          874          4,418         3,367
                                                              -------       ------         ------         -----

Other expense:
    Salaries and employee benefits                              2,029        1,590          5,824         4,631
    Occupancy                                                     291          272            898         1,003
    Data processing                                               224          297            822           837
    Furniture, fixtures, and equipment                            207          144            588           423
    Deposit insurance premiums                                     72        1,985            167         2,406
    Loan and real estate owned expense, net                       151           29            281           163
    Professional services                                         231          150            645           540
    Capital securities expense                                    398           --            526            --
    Other                                                         791          476          2,301         1,586
                                                             --------    ---------       --------        ------
         Total other expense                                    4,394        4,943         12,052        11,589
                                                              -------     --------        -------        ------

Income (loss) before income taxes                               1,463         (918)         4,616           874
Income tax expense (benefit)                                      561         (299)         1,723           322
                                                             --------     ---------      --------     ---------
Net income (loss)                                             $   902       $ (619)       $ 2,893      $    552
                                                              =======       =======       =======      ========

Net Income (loss) per share                                  $    .21     $   (.16)     $     .68      $    .13
                                                             ========     =========     =========      ========
Dividends per share                                         $     .03    $      .02      $    .07      $    .02
                                                             ========     =========     =========      ========
Average shares outstanding                                  4,373,690     3,916,500     4,281,244     4,010,349
                                                            =========     =========     =========     =========


See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows



                                                                                  For The Nine  Months
                                                                                    Ended September 30,
                                                                                1997               1996
                                                                                ----               ----
                                                                                (Dollars in thousands)
                                                                                     (unaudited)


Cash flows from operating activities:
    Net income                                                               $ 2,893              $ 552
    Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                               636                501
     Provision for possible loan and lease losses                                632                500
     Deferred income tax expense                                               2,128                322
     Capitalized interest on real estate owned                                   ---                (57)
     Gain from mortgage banking activities                                      (988)               (89)
     (Gain) loss from sales of securities available for sale                      49               (145)
     Loss on properties sold                                                     182                 10
     Amortization of deferred loan fees                                         (715)              (628)
     Amortization of premiums/accretion
       of discounts on securities                                                485                487
   Originations and purchases of loans held for sale                             ---            (11,210)
   Sales of loans held for sale                                                  105             13,096
   (Increase) decrease in accrued interest receivable                           (525)                27
   (Increase) decrease in other assets                                           717             (2,734)
   Increase in other liabilities                                               2,177              3,370
   Increase in accrued interest payable                                          942                530
                                                                         -----------         ----------
Net cash flows provided by operating activities                                8,718              4,532
                                                                         -----------          ---------



                                                                    (continued)

See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (continued)


                                                                                For The Nine Months
                                                                                 Ended September 30,
                                                                             1997               1996
                                                                             ----               ----
                                                                              (Dollars in thousands)
                                                                                   (unaudited)


Cash flows from investing activities:
    Capital expenditures                                                 $    (1,533)        $   (2,450)
    Purchases on mortgage-backed securities held to maturity                     ---             (2,952)
    Purchases of mortgage-backed securities available for sale               (22,287)           (49,848)
    Purchase of investments held to maturity                                  (1,164)              (848)
    Purchase of investment securities available for sale                      (6,720)            (3,000)
    Repayments on mortgage-backed securities held to maturity                  5,520              6,514
    Repayments on mortgage-backed securities available for sale                5,613              7,593
    Sales of mortgage-backed securities available for sale                     9,385             35,502
    Sales of investments available for sale                                    3,450              5,145
    Maturities of investments held to maturity                                   549                212
    Proceeds from sales of real estate owned                                   1,897                447
    Net increase in loans and leases                                         (51,037)           (18,798)
                                                                            ---------      -------------
         Net cash flows used in investing activities                         (56,327)           (22,483)
                                                                             --------       ------------

Cash flows from financing activities:
    Net (decrease) increase in demand, NOW and saving deposits                    11               (584)
    Net (decrease) increase in time deposits                                  19,037             (6,600)
    Net increase  in advances from the FHLB                                   15,000              7,925
    Net decrease in advance payments by borrowers                               (726)              (681)
    Net (decrease) increase in other borrowings                               (1,682)            15,537
    Net proceeds from issuance of common stock                                    26              2,238
    Net proceeds from exercise of stock options                                   25                ---
    Net proceeds from issuance of capital securities                          15,000                ---
    Dividends paid                                                              (266)               (76)
                                                                         ------------        -----------
    Net cash flows (used in) provided by financing activities                 46,425             17,759
                                                                          -----------        -----------

    Net decrease in cash and cash equivalents                                 (1,184)              (192)
Cash and cash equivalents:
   Beginning of year                                                          10,633              7,089
                                                                          ----------        -----------
   End of period                                                           $   9,449         $    6,897
                                                                           =========         ==========
   Supplemental disclosures:
   Non-monetary transfers:
      Net conversion of loans receivable to real estate owned             $    3,503        $     1,967
                                                                          ==========        ===========
       Securitization of mortgage loans into mortgage-backed
          securities                                                    $       ---         $     9,982
                                                                         ============         ==========
     Transfer of property for Company use from other assets
          to premises and equipment                                    $        ---         $     3,150
                                                                       =============         ==========
   Cash payments for:
   Income taxes                                                         $         15       $         63
                                                                        ============       ============
   Interest                                                               $   11,775         $   10,160
                                                                          ==========         ==========




See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 (1) In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1996 Annual Report and Form 10-K. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiary is Progress Bank ("the Bank").

     The year end consolidated statement of financial condition was derived from the Company's 1996 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

 (2) In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") which is effective for the Company beginning January 1, 1997. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement applies prospectively to transactions entered into in 1997, therefore, there is no cumulative effect at January 1, 1997, when the statement was adopted. The statement did not have a significant effect on the financial position or results of operations of the Company.

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

                                  SUMMARY

The Company recorded net income of $902,000 or $.21 per share for the three months ended September 30, 1997, in comparison with a net loss of $619,000 or $.16 per share for the three months ended September 30, 1996. Return on average stockholders' equity was 15.86% and return on average assets was .84% for the three months ended September 30, 1997 compared to 11.60% and .62%, respectively for the three months ended September 30, 1996.

For the nine months ended September 30, 1997 the Company had net income of $2.9 million or $.68 per share in comparison with net income of $552,000 or $.13 per share for the nine months ended September 30, 1996. Return on average stockholders' equity was 18.04% and return on average assets was .95% for the nine months ended September 30, 1997 compared to 12.28% and .66%, respectively for the nine months ended September 30, 1996.

Net interest income was $4.6 million and $3.3 million for the three months ended September 30, 1997 and 1996, respectively. Operating results for the three months ended September 30, 1997 and 1996 included $241,000 and $100,000 respectively, in provision for possible loan and lease losses. Other income for the three months ended September 30, 1997 and September 30, 1996 included service charges on deposits of $329,000 and $240,000. Other expenses totaled $4.4 million for the three months ended September 30, 1997 in comparison with $4.9 million for the same period in 1996. The decrease of $549,000 is primarily due to the special one-time assessment of $1.8 million to capitalize the Savings Association Insurance Fund ("SAIF"), which was recorded in 1996. Salaries and employee benefits increased in comparison to 1996 due to additional employees of companies acquired and a higher cost of benefits in 1997. Other increases were capital securities expense of $398,000, loan and real estate owned expense of $122,000, professional services of $81,000 and furniture, fixtures and equipment of $63,000. Other expenses increased by $315,000 primarily relating to increases in advertising and miscellaneous operating expenses.

For the nine months ended September 30, 1997, net interest income was $12.9 million in comparison with $9.6 million for the nine months ended September 30, 1996. Operating results for the nine months ended September 30, 1997 and 1996 included $632,000 and $500,000, respectively, in provision for possible loan and losses. Other income for the nine months ended September 30, 1997 and 1996 included gains of $978,000 and $924,000 on the sales of $347.4 million and $85.0 million of mortgage servicing rights.

Other expenses amounted to $12.1 million for the nine months ended September 30, 1997, an increase of $463,000 from the $11.6 million recognized during the comparable 1996 period. Included in 1996 was a special one-time assessment of $1.8 million to capitalize the SAIF. Salaries and employee benefits increased in comparison to 1996 due to additional employees of companies acquired and a higher cost of benefits in 1997. Other increases were capital securities expense of $526,000, loan and real estate owned expenses of $118,000, professional services of $105,000 and furniture, fixtures and equipment of $165,000. Other expenses increased by $715,000 primarily relating to increases in advertising and miscellaneous operating expenses.

Total assets increased to $436.7 million at September 30, 1997 from $383.6 million at December 31, 1996. Loans and leases increased $47.7 million. The increase in assets was funded by increases in deposits, borrowings and from the issuance of $15.0 million of capital securities. The net interest margin increased to 4.61% from 3.99% at December 31, 1996 and 3.81% at September 30, 1996.

The company's equity increased to $23.3 million from $20.0 million at December 31, 1996. The increase primarily relates to income which was partially offset by two quarterly dividends of $.02 per share, and one quarterly dividend o $.03 per share.

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------


                            RESULTS OF OPERATIONS

Net Interest Income

For the three months ended September 30,1997 net interest income amounted to $4.6 million in comparison with $3.3 million for the same period in 1996. Net interest income for the three months ended September 30, 1997 was positively impacted by a $58.8 million increase in average interest-earning assets, while average interest-bearing liabilities increased $33.5 million. The interest rate spread increased 55 basis points in the third quarter of 1997 compared to the same period in 1996, primarily due to a 65 basis point increase in the average yield on interest-earning assets and a 10 basis point increase in the average rate on interest-bearing liabilities.

For the nine months ended September 30, 1997, net interest income amounted to $12.9 million in comparison with $9.6 million for the same period of 1996. Net interest income for the nine months ended September 30, 1997 was positively impacted by a $15.8 million improvement in the excess of average interest-earning assets over average interest bearing liabilities at September 30, 1997 compared to September 30, 1996. Also, the interest rate spread improved to 3.98% from 3.51%.

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


                                                                   For The Three Months Ended September 30,
                                                                   1997                        1996
                                                                   ----                        -----
                                                                          (Dollars in Thousands)

                                                                  Average             Yield/   Average              Yield/
                                                                  Balance    Interest Rate     Balance   Interest   Rate
                                                                  -------    -------- -----   --------   --------   ------


Interest-earning assets:
    Investment securities and other interest-earning assets      $ 10,951   $  163    5.91%   $ 5,936     $ 106      7.10%
    Mortgage-backed securities (1)                                 88,672    1,540    6.89    108,150     1,819      6.69
    Single family residential loans (2)                            59,795    1,188    7.88     73,114     1,414      7.69
    Commercial real estate loans                                   93,123    2,178    9.28     84,184     1,981      9.36
    Construction loans                                             30,219      833   10.94     19,399       562     11.53
    Commercial business loans                                      55,682    1,395    9.94     23,896       569      9.47
    Lease financing                                                34,101    1,040   12.10      1,508        50     13.19
    Consumer loans                                                 25,479      537    8.36     23,026       492      8.50
                                                                  -------     ----   -----     ------     -----     -----
    Total interest-earning assets                                 398,022    8,874    8.85    339,213     6,993      8.20
                                                                  -------    -----   -----    -------     -----     -----
    Non-interest-earning assets                                    29,345                      22,847
                                                                  -------                    --------
    Total assets                                                 $427,367                    $362,060
                                                                 ========                    ========

Interest-bearing liabilities:
   Interest-bearing deposits:
    Interest-bearing demand                                     $  30,690  $   170    2.20%  $ 27,312   $  150      2.18%
    Money market accounts                                          37,303      290    3.08     34,751      291      3.33
    Passbook and statement savings                                 29,950      205    2.72     28,594      196      2.73
    Time deposits                                                 173,548    2,383    5.45    176,311    2,369      5.35
                                                                  --------   ------   ----    --------   ------     ----
        Total interest-bearing deposits                           271,491    3,048    4.45    266,968    3,006      4.48
   Advances from the Federal Home Loan Bank                        40,927      670    6.49     36,354      487      5.33
   Other borrowings                                                33,361      530    6.30      8,981      249     11.03
                                                                 --------------------   ---- --------------------   -----
        Total interest-bearing liabilities                        345,779    4,248    4.87%   312,303    3,742      4.77%
                                                                             -----    ----               -----      ----

Non-interest-bearing liabilities                                   59,012                      30,394
                                                                 ---------                  ----------

        Total liabilities                                         404,791                     342,697

Stockholders' equity                                               22,576                      19,363
                                                               ----------                  ----------

        Total liabilities and stockholders' equity               $427,367                    $362,060
                                                                 ========                    ========

Net interest income: interest rate spread (3)                               $4,626    3.98%              $3,251     3.43%
                                                                            ======    ====               ======     ====

Net interest margin (4)                                                               4.61%                         3.81%
                                                                                      ====                          ====

Average interest-earning assets to average interest-bearing liabilities             115.11%                       108.62%
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


                                                                    For The Nine  Months Ended September 30,
                                                                    1997                        1996
                                                                    ----                        ----
                                                                               (Dollars in Thousands)

                                                                  Average             Yield/   Average              Yield/
                                                                  Balance   Interest  Rate     Balance   Interest   Rate
                                                                 --------   --------  -----    -------   --------   -----


Interest-earning assets:
    Investment securities and other interest-earning assets     $ 10,497    $ 467     5.95%     $9,855   $  481     6.52%
    Mortgage-backed securities (1)                                88,446    4,599     6.95      96,055    4,740     6.59
    Single family residential loans (2)                           62,122    3,645     7.84      79,052    4,604     7.78
    Commercial real estate loans                                  93,035    6,554     9.42      82,651    5,891     9.52
    Construction loans                                            26,498    2,120    10.70      17,599    1,504    11.42
    Commercial business loans                                     43,670    3,187     9.76      20,811    1,505     9.66
    Lease financing                                               31,078    2,965    12.76         503       50    13.29
    Consumer loans                                                24,470    1,535     8.39      22,478    1,454     8.64
                                                                  ------    -----   ------      ------    -----     ----
    Total interest-earning assets                                379,816   25,072     8.81     329,004   20,229     8.21
                                                                 -------   -----                ------   ------
    Non-interest-earning assets                                   28,543                        20,888
                                                               ---------                     ---------
    Total assets                                                $408,359                      $349,892
                                                                ========                      ========

Interest-bearing liabilities:
   Interest-bearing deposits:
    Interest-bearing demand                                  $    31,283   $  502    2.15%   $  27,153  $  434     2.14%
    Money market accounts                                         37,580      905    3.22       33,783     798     3.16
    Passbook and statement savings                                29,609      603    2.72       28,150     571     2.71
    Time deposits                                                173,425    7,015    5.41      179,654   7,224     5.37
                                                                --------   ------    ----     --------   ------    ----
        Total interest-bearing deposits                          271,897    9,025    4.44      268,740   9,027     4.49
   Advances from the Federal Home Loan Bank                       31,400    1,537    6.54       27,036   1,141     5.64
   Other borrowings                                               34,154    1,628    6.37        6,648     465     9.34
                                                              ----------   ------    ----   ---------   -------    ----
        Total interest-bearing liabilities                       337,451   12,190    4.83%     302,424  10,633     4.70%
                                                                           ------   ----                ------     ----

Non-interest-bearing liabilities                                  49,467                        28,587
                                                                 --------                   ----------

        Total liabilities                                        386,918                       331,011

Stockholders' equity                                              21,441                        18,881
                                                              ----------                    ----------

        Total liabilities and stockholders' equity              $408,359                      $349,892
                                                                ========                      ========

Net interest income: interest rate spread (3)                             $12,882   3.98%                $9,596    3.51%
                                                                          =======   ====                 ======    ====

Net interest margin (4)                                                             4.53%                          3.90%
                                                                                    ====                            ====

Average interest-earning assets to average interest-bearing liabilities           112.55%                        108.79%
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

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------



Total interest income amounted to $8.9 million for the three months ended September 30,1997, a $1.9 million or 26.9% increase when compared to the same period in 1996. This increase was due to a $58.8 million increase in earning assets, which was primarily the result of growth in loans and the acquisition of the Equipment Leasing Company (ELC) on October 1, 1996. ELC primarily leases computer and telecommunications equipment. For the three months ended September 30, 1997 income from lease financing was $1.0 million. In addition, income on commercial business loans and commercial real estate loans increased $826,000 and $197,000, respectively, due to commercial business loans and commercial real estate loans increasing by $31.8 million and $8.9 million, respectively. These increases were partially offset by a decrease of $13.3 million in single-family residential loans which resulted in a $226,000 decrease in related income.

Total interest expense amounted to $4.2 million for the three months ended September 30, 1997, a $776,000 or 22.4% increase in comparison to the same period in 1996. Interest expense on deposits increased $42,000 as the average balance on deposits increased $4.5 million which partially offset a 3 basis point decline in the average rate on deposits. Interest expense on advances from the Federal Home Loan Bank and other borrowings increased $464,000, mainly due to $24.4 million increase in average other borrowings. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets. Other borrowings primarily consist of securities sold under agreements to repurchase and subordinated debt.

For the nine months ended September 30, 1997, total interest income amounted to $25.1 million, a $4.8 million increase from the same period in 1996. This increase was due to a $50.8 million increase in earning assets which was primarily the result of growth in loans and the acquisition of ELC. For the nine months ended September 30, 1997 income from lease financing was $3.0 million. In addition, income on commercial business loans and commercial real estate loans increased $1.7 million and $663,000, respectively, due to commercial business loans and real estate loans increasing by $22.9 million and $10.4 million, respectively. These increases were partially offset by a decrease of $16.9 million in single-family residential loans which resulted in a $959,000 decrease in related income.

For the nine months ended September 30, 1997, total interest expense amounted to $12.2 million, a $1.6 million increase when compared to the same period in 1996. Interest expense on deposits decreased $2,000 as the average rate on deposits decreased 5 basis points which was partially offset by a $3.2 million increase in the average balance. Interest expense on advances from the Federal Home Loan Bank and other borrowings increased $1.6 million, mainly due to $27.5 million increase in average other borrowings. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets. Other borrowings primarily consist of securities sold under agreements to repurchase and subordinated debt.

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

During the nine months ended September 30, 1997, the Company recorded a $632,000 provision compared with $500,000 for the comparable period in 1996, and had net charge-offs of $433,000 during the nine months ended September 30, 1997 in comparison with $10,000 during the comparable period in 1996. At September 30, 1997, the allowance for loan and lease losses amounted to $3.4 million or 1.12% of total loans and 65.19% of total non-performing loans. See "Non-Performing Assets - Allowance for Loan and Lease Losses."

The Company's allowance for loan and lease losses increased by $1.1 million, which included $850,000 relating to an allowance assumed through acquisition, or 51.4% at September 30, 1997 from September 30, 1996. The provision for possible loan and lease losses of $632,000 for the nine months ended September 30, 1997 was considered necessary by management to maintain the allowance for possible losses at an adequate level. The ratio of delinquent loans to the total loan portfolio decreased to 2.5% at September 30, 1997 versus 3.1% at September 30, 1996.

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

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------

Other Income

The following table details other income for the periods indicated.



                                                       For The Three Months             For The Nine Months
                                                        Ended September 30,              Ended September  30
                                                       1997              1996           1997            1996
                                                       ----              ----           ----            ----
                                                       (Dollars in Thousands)          (Dollars in Thousands)
                                                             (unaudited)                     (unaudited)


Other income:
    Mortgage origination and servicing            $      149           $   184          $   512      $    519
    Service charges on deposits                          329               240            1,098           708
    Gain from mortgage banking activities                  8                21               35            89
    Gain on sale of mortgage servicing rights            ---               ---              978           924
    Gain (loss) from sales of securities                 (83)               12              (49)          145
    Gain on sale of lease receivables                     61               ---               61           ---
    Loss on properties sold                              ---                (2)            (182)          (10)
    Loan brokerage and advisory fees                     344                28              473           296
    Lease financing fees                                 290               108              824           219
    Fees and other                                       374               283              668           477
                                                    --------           -------              ---     ---------
        Total other income                         $   1,472             $ 874          $ 4,418       $ 3,367
                                                   =========             =====          =======       =======


Total other income amounted to $1.5 million for the three months ended September 30, 1997, an increase of $598,000 compared with the $874,000 in other income for the three months ended September 30, 1996. The increase in other income for the three months ended September 30, 1997 compared to the same period in 1996 primarily relates to loan brokerage and advisory fees generated by the Company's commercial mortgage banking subsidiary. Lease financing fees increased $182,000 which were attributable to the Company's leasing subsidiary acquired in the fourth quarter of 1996. In addition, service charges on deposits increased $89,000 over 1996. Partially offsetting these increases was a $83,000 loss on the sale of securities.

Total other income amounted to $4.4 million for the nine months ended September 30, 1997 an increase of $1.1 million compared with the $3.4 million in other income for the nine months ended September 30, 1996. The increase primarily relates to income generated by the Company's leasing subsidiary. In addition service charges on deposits increased $390,000 when compared to the same period of 1996.

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------

Other Expense

The following table details other expense for the periods indicated.


                                                      For The Three Months              For The Nine Months
                                                      Ended September 30,                Ended September 30,
                                                     1997              1996             1997           1996
                                                     ----              ----             ----           ----
                                                      (Dollars in Thousands)           (Dollars in Thousands)
                                                           (unaudited)                       (unaudited)


Other expense:
    Salaries and employee benefits                $   2,029         $  1,590           $ 5,824       $ 4,631
    Occupancy                                           291              272               898         1,003
    Data processing                                     224              297               822           837
    Furniture, fixtures and equipment                   207              144               588           423
    Deposit insurance premiums                           72            1,985               167         2,406
    Loan and real estate owned expense, net             151               29               281           163
    Professional services                               231              150               645           540
    Capital securities expense                          398               --               526            --
    Other                                               791              476             2,301         1,586
                                                   --------       ----------         ---------     ---------
       Total other expense                          $ 4,394          $ 4,943           $12,052      $ 11,589
                                                    =======          =======           =======      ========




Total other expenses amounted to $4.4 million for the three months ended September 30, 1997, a decrease of $549,000 from the $4.9 million recognized during the comparable 1996 period. Included in 1996 was a special one-time assessment of $1.8 million to capitalize the Savings Association Insurance Fund ("SAIF"). Salaries and employee benefits increased in comparison to 1996 due to additional employees of companies acquired and a higher cost of benefits in 1997. Other increases were capital securities expense of $398,000, loan and real estate owned expense of $122,000, professional services of $81,000 and furniture, fixtures and equipment of $63,000. Other expenses increased by $315,000 primarily relating to increases in advertising and miscellaneous operating expenses.

Total other expenses amounted to $12.1 million for the nine months ended September 30, 1997, an increase of $463,000 from the $11.6 million recognized during the comparable 1996 period. Included in 1996 was a special one-time assessment  of $1.8  million  to  capitalize  the SAIF.  Salaries  and  employee benefits increased in comparison to 1996 due to additional employees of companies acquired and a higher cost of benefits in 1997. Other increases were capital securities expense of $526,000, loan and real estate owned expenses of $118,000, professional services of $105,000 and furniture, fixtures and equipment of $165,000. Other expenses increased by $715,000 primarily relating to increases in advertising and miscellaneous operating expenses.

Income Tax Expense

The company recorded income tax expense of $561,000 for the three months ended September 30, 1997. For the three months ended September 30, 1996 the Company recorded an income tax benefit of $299,000. At September 30, 1997, the company had a net operating loss carry forward for federal income tax purposes of approximately $3.0 million which expires in 2010.

The Company recorded income tax expenses of $1.7 million and $322,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The Bank's average liquidity ratio for the three months ended September 30, 1997 was 5.79%.

The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits and advances from the Federal Home Loan Bank ("FHLB") and other borrowings.

The Company's primary source of funds has historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB and other sources and sales of investment securities, loans and mortgage-backed securities. During the nine months ended September 30, 1997, the Company used its resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments and maintain its liquidity.

For the nine months ended September 30, 1997, cash was provided by operating and financing activities and used in investing activities. Operating activities provided $8.7 million of cash, primarily due to improved interest income and lease financing fee income. Investing activities used $56.3 million in cash as the loan and lease portfolio increased $51.0 million and purchases of mortgage-backed securities exceeded repayments and sales of such securities by $1.8 million. Proceeds from sale of real estate owned generated $1.9 million. In addition, financing activities provided $46.4 million in cash primarily from a net increase in deposits of $19.0 million, the issuance of $15.0 million of capital securities and net increases in borrowings of $15.0 million from the FHLB, partially offset by a decrease in other borrowings of $1.7 million.

At September 30, 1997, the Company had $101.1 million in loan commitments to extend credit and $700,000 in letters of credit outstanding. At September 30, 1997 there were no FHLB advances scheduled to mature through June 30, 1998. Other borrowings that are scheduled to mature within one year of September 30, 1997 totaled $9.4 million. Subordinated debentures of $3.0 million are due
June 30, 2004 and are redeemable after July 1, 1996. The capital securities are due June 1, 2027. At September 30, 1997, the total amount of time deposits that are scheduled to mature through September 30, 1998 totaled $130.3 million.

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------


Management has focused considerable attention on the retention of the Company's core deposit base, which has been impacted by increased competition for deposit funds.

The Company's deposits are obtained primarily from residents near the Bank's seven full service offices in Montgomery County, one office in Delaware County, one office in Chester County and one office in the Andorra section of Philadelphia. The Bank has drive-up banking facilities at three of its offices and has automated teller machines at all of its offices and at three additional locations.

The Company offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits increased $19.1 million during the nine months ended September 30, 1997 from $306.2 million at December 31, 1996 to $325.3 million at September 30, 1997. $10.1 million of this increase was due to a short term escrow deposit for a customer. The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

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

The following table presents certain information regarding FHLB advances and other borrowings for the periods indicated.



                                                                       At or For the Nine Months
                                                                            Ended September 30,
                                                                          1997           1996
                                                                         -----           ----
                                                                          (Dollars in thousands)


          Average balance outstanding                                 $ 65,554         $ 27,036
          Maximum amount outstanding at
              any month-end during the period                         $ 90,015         $ 56,675
          Weighted average interest rate during the period               6.45%            5.64%
          Weighted average interest rate at end of the period            6.25%            6.47%



The Company continued to utilize advances from the FHLB as a source of funds to meet loan demand during the nine months ended September 30, 1997. FHLB advances increased $15.0 million to $33.0 million at September 30, 1997 from $18.0 million at December 31, 1996. Other borrowings consisting primarily of securities sold under agreements to repurchase and subordinated debt were $30.6 million at September 30, 1997 and $32.3 million at December 31, 1996.

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

At September 30, 1997, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk-based capital at September 30, 1997:



                                                           Tangible             Core                Risk-Based
                                                           Capital      %       Capital     %       Capital         %
                                                           -------    ----      -------    ----    -----------    -----
                                                                     (Dollars in thousands)


         GAAP Capital                                      $ 31,341            $ 31,341               $ 31,341
         General valuation allowance                            ---                 ---                  3,373
         Unrealized loss on securities available for sale       (96)                (96)                   (96)
         Goodwill                                            (2,518)             (2,518)                (2,518)
                                                             -------             -------                -------
                   Total                                     28,727     6.70%    28,727     6.70%       32,100      10.58%

         Minimum capital requirement                          6,435     1.50     12,871     3.00        24,272      10.00
                                                               -----    -----  --------     -----    ---------      -----

         Regulatory  capital - excess                      $ 22,292     5.20%  $ 15,856     3.70%    $   7,828        .58%
                                                            ========    =====  ========     =====    =========      =======




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

At September 30, 1997, the Bank's leverage ratio was 6.70%, Tier 1 risk-based ratio was 9.47%, total risk-based ratio was 10.58%, and tangible equity ratio was 6.70%, based on leverage capital of $28.7 million, Tier 1 capital of $28.7 million, total risk-based capital of $32.1 million and tangible equity capital of $28.7 million, respectively. As of September 30, 1997, the Bank was classified as "well capitalized."

Cash and Due From Banks

Interest-bearing deposits in other banks totaled $231,000 at September 30, 1997 in comparison with $666,000 at December 31, 1996. At September 30, 1997, the Company also had $9.2 million in cash and non-interest bearing deposits in other banks compared with $10.0 million at December 31, 1996.

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------

Investment Securities

The Company is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Company utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $2.8 million of such securities on its books at September 30, 1997.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated.

                                                                  At September 30, 1997
                                                                 ----------------------
                                                              Gross           Gross      Estimated
                                               Amortized    Unrealized     Unrealized     Fair      Carrying
                                                 Cost (1)     Gain          Losses       Value       Value
                                                 --------     ----           -------       -----     ------
                                                                  (Dollars in thousands)

         Available for sale:
         U.S. agency obligations                $ 2,000     $    3        $     ----      $ 2,003     $2,003
         Equity investments                       2,430        398              ----        2,828      2,828
                                               --------    -------         ---------    ---------   --------
              Total  available for sale        $  4,430      $ 401         $     ---      $ 4,831    $ 4,831
                                               ========      =====         =========      =======    =======


         Held to maturity:
         U. S. Agency obligations               $ 2,280   $    ---        $        2      $ 2,278    $ 2,280
         FHLB stock, pledged                      2,591        ---             ---          2,591      2,591
                                                -------   --------        ----------      -------    -------

              Total  held maturity              $ 4,871   $   ---           $      2      $ 4,869  $   4,871
                                                =======   ========          ========      =======  =========




                                                                  At December 31, 1996
                                                                 ---------------------

         Available for sale:
         U.S. agency obligations                $ 3,468   $     --         $      50      $ 3,418    $ 3,418
         Equity investments                          30         14               ---           44         44
                                               --------   ----------       -----------   ----------  ---------
             Total available for sale           $ 3,498   $     14         $      50      $ 3,462    $ 3,462
                                                =======   =========         =========      =======    =======

         Held to maturity:
              FHLB stock, pledged               $ 1,937        ---               ---      $ 1,937    $ 1,937
                                                -------  ---------        ----------      -------    -------
             Total  held to maturity            $ 1,937   $    ---        $      ---      $ 1,937    $ 1,937
                                                =======  ==========        ==========     =======    =======





The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 1997 are as follows:



                                                                 Available for sale       Held to maturity
                                                                 -----------------       ------------------
                                                              Amortized  Estimated       Amortized Estimated
                                                              Cost (1)   Fair Value      Cost (1)  Fair Value
                                                              --------   ----------      --------- ----------
                                                                           (Dollars in thousands)


         Due after one year through five years                $ 2,000    $ 2,003       $  --      $    --
         Due after five years through ten years                   ---        ---          --           --
         Due after ten years                                      ---        ---          2,282      2,280
         No stated maturity                                     2,430      2,828          2,591      2,591
                                                             --------   --------       --------   --------
             Total  investment securities                     $ 4,430    $ 4,831        $ 4,873    $ 4,871
                                                              =======    =======        =======    =======



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


                                                                       At September 30, 1997
                                                                      ----------------------

                                                            Gross         Gross        Estimated
                                               Amortized  Unrealized    Unrealized        Fair      Carrying
                                                Cost        Gains         Losses        Value        Value
                                               ---------   ---------    ----------    ----------    ---------
                                                                      (Dollars in thousands)



          Held to maturity:
          GNMA                                $ 20,611     $   ---      $  379       $ 20,233    $ 20,611
          FNMA                                  17,146          30          55         17,121      17,146
          FHLMC                                 14,986          73         105         14,954      14,986
                                             ----------     ----------   ----------   ---------   ---------
               Total held to maturity         $ 52,743     $   103      $  539       $ 52,308    $ 52,743
                                             =========      ========     =========     ========   =========


          Available for sale:
          GNMA                              $   28,709    $    287   $      10       $ 28,987    $ 28,987
          FNMA                                   1,786           4          15          1,775       1,775
          FHLMC                                  3,036           5          33          3,007       3,007
          Collaterized mortgage obligations      3,000         ---          56          2,619       2,619
          Non-agency pass through certificate    2,601          18         ---          2,944       2,944
                               -              ---------   ----------     -------      ---------   -------
                Total available for sale      $ 39,132   $     314     $   114       $ 39,332    $ 39,332
                                              ========   ===========     =======     ========    ==========



                                                                        At December 31, 1996
                                                                        --------------------
                                                             Gross        Gross       Estimated
                                              Amortized     Unrealized  Unrealized        Fair      Carrying
                                                Cost         Gains        Losses          Value      Value
                                             ----------      --------    ----------   ---------     ---------
                                                                      (Dollars in thousands)

    Held to maturity:
          GNMA                               $   22,759     $  ---     $   542      $  22,217    $  22,759
          FNMA                                    7,321        ---         102          7,219        7,321
          FHLMC                                  17,254         42         197         17,099       17,254
                                               --------  ---------    ----------     ----------  ------------
               Total held to maturity        $   47,334   $     42    $    841      $  46,535    $  47,334
                                             ==========    ========   =========      =========   ===========

          Available for sale:
          GNMA                               $   21,770   $     88    $     19      $  21,839    $  21,839
          FNMA                                    7,335          2         149          7,188        7,188
          FHLMC                                   7,229         20          77          7,172        7,172
          Collateralized  mortgage obligations    3,000        ---          60          2,940        2,940
          Non-agency pass through certificate     3,605        ---           6          3,599        3,599
                                             ----------    ---------   -----------     --------     ---------
              Total available for sale        $  42,939   $    110    $    311       $ 42,738     $  42,738
                                              =========   =========    =========       ========     ==========

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------


Mortgage-backed securities increase the credit quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. The mortgage-backed securities portfolio contains no speculative derivative securities at September 30, 1997. In addition, the Company has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Company's asset/ liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Company's regulatory capital or similar factors.

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

Mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $64.6 million at September 30, 1997.


Loans and Leases

The Company's net loan and lease portfolio, excluding loans held for sale, totaled $299.3 million at September 30, 1997 or 68.5% of its total assets, an increase of $47.7 million or 19.0% from the $251.6 million outstanding at December 31,1996. The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated.

                                                           September  30, 1997          December 31, 1996
                                                           -------------------          -----------------
                                                            Amount      Percent         Amount        Percent
                                                            ------      -------         -------      ---------
                                                                        (Dollars in thousands)


Single family residential real estate                      $58,147      19.21%        $   63,660       24.99%
Commercial real estate                                      94,837      31.33             90,350       35.47
Construction (net of loans in process                       29,236       9.66             20,692        8.12
of $24,059 and $23,641, respectively )
Consumer loans                                              24,921       8.23             22,898        8.99
Credit card receivables                                        922        .31                885         .35
Commercial business                                         60,821      20.09             30,384       11.93
Lease financing                                             33,794      11.17             25,870       10.15
                                                            ------      -----             ------       -----

    Total loans and leases                                 302,678     100.00%           254,739     100.00%
                                                                       =======                       =======

Allowance for possible loan and lease losses                (3,376)                       (3,177)
                                                            -------                      --------

Net loans and leases                                      $299,302                      $251,562
                                                          ========                      ========

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------



                              NON-PERFORMING ASSETS


General

Non-performing assets consist of non-accrual loans and REO. Total non-performing assets amounted to $6.0 million at September 30, 1997, $3.5 million at December 31, 1996 and $3.6 million at September 30, 1996.

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

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------


The following table details the Company's non-performing assets at the dates indicated:


                                                       September 30,         December 31,          September  30,
                                                        1997                     1996                   1996
                                                       ------------          -----------           ------------
                                                                       (Dollars in thousands)


    Loans and leases accounted for on a                  $2,105                   $1,328              $1,361
       non-accrual basis

    REO, net of related reserves                          3,880                    2,150               2,247
                                                        -------                  -------             -------

       Total non-performing assets                       $5,985                   $3,478              $3,608
                                                         ======                   ======              ======


    Non-performing loans and leases as a
       percentage of total loans and leases               1.73%                   2.15%                1.62%
                                                          =====                   =====                =====

    Non-performing assets as a
       percentage of total assets                        1.37%                     0.91%               0.98%
                                                         ======                    =====               =====

    Accruing loans 90 or more days past due             $3,075                    $4,077              $2,351
                                                        =======                   ======              ======



Non-performing assets increased $2.5 million to $6.0 million at September 30, 1997 from $3.5 million at December 31, 1996. This increase is mainly due to a higher level of REO at June 30, 1997 as a result of the foreclosure on one commercial mortgage property and the disposition of three commercial properties.

The $2.1 million of non-accrual loans at September 30, 1997 consists of $1.5 million of loans secured by single family residential property, $225,000 of consumer loans, $25,000 of commercial mortgages, $140,000 of lease financing and $85,000 of business loans. The $3.9 million of REO at September 30, 1997 consists of two commercial real estate properties, one single family property and one undeveloped residential lot.


Delinquencies

All loans and leases are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed unlikely to warrantfurther accrual. See
"Non- Performing Assets-General."

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                        September 30           December 31,              September 30,
                                          1997                    1996                       1996
                                          ----                    ----                       ----
                                    Amount   Percent        Amount   Percent          Amount   Percent
                                   -------   -------        ------   -------          ------   -------
                                                         (Dollars in thousands)



Delinquencies:
     30 to 59 day                  $ 2,486    .83%       $ 2,535      1.00%        $ 4,042      1.76%
     60 to 89 days                   1,954    .65            392       .15             637       .28
       90 or more days               3,075   1.03          4,077      1.62           2,351      1.02
                                  ---------  ----        --------      ----        ---------    ----
     Total                         $ 7,515   2.51%       $ 7,004      2.77%        $ 7,030      3.06%
                                    =======  =====       =======      =====         =======     =====

PROGRESS FINANCIAL CORPORATION--------------------------------------------------

Allowance for Possible Loan Losses

The following table details the Company's allowance for possible loan losses for the periods indicated:


                                                       At or                            At or
                                                For the Three Months              For the Nine Months
                                                 Ended September 30,              Ended September 30,
                                                  1997         1996               1997          1996
                                                  ---          ----               -----         -----
                                                (Dollars in thousands)           (Dollars in thousands)


Average loans outstanding                   $ 298,399      $   225,127           $ 280,873     $ 223,094
                                            =========      ============           ========     =========

Balance beginning of period                 $   3,142      $     2,114           $   3,177     $   1,720

Charge-offs:
    Residential real estate                       ---             ---                    3            24
    Commercial real estate                        ---             ---                  358           ---
    Consumer                                        3             ---                   44            41
    Commercial                                     50             ---                  138           ---
                                              ---------      ---------            --------      ---------
          Total charge-offs                        53             ---                  543            65
                                              ---------      ---------            --------      ---------

Recoveries:
    Real estate construction                      ---             ---                 ---           ---
    Residential real estate                       ---             ---                   4             2
    Commercial real estate                         24             ---                  24            30
    Consumer                                        6               7                   9            18
    Commercial                                     16               9                  73            25
                                                -------     -----------           --------      --------
    Total recoveries                               46              16                 110            75
                                                -------     ----------             -------      --------

Net charge-offs (recoveries)                        7             (16)                433           (10)

Additions charged to operations                   241             100                 632           500
                                               --------      ----------          ---------     ---------

Balance at end of period                     $  3,376       $   2,230             $  3,376     $   2,230
                                              =========      =========            ========     =========
Ratio of net charge-offs (recoveries) during
    the period to average loans outstanding
   during the period                             ---           (.01)%               .15%           ---
                                                 ===           =====                 ===           ===

Ratio of allowance for possible loan losses to
    non-performing loans at end of period       65.19%        60.07%               65.19%         60.07%
                                                ======         =====               =====          =====



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

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None


Item 4.  Other Information

None

Item 5.  Exhibits and Reports on Form 8-K

None

Exhibit 11 -  Statement  re: Computation of  per share earnings

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Progress Financial Corporation


November 13, 1997                             /s/ W.Kirk Wycoff
-----------------                             -------------------------
      Date                                    W. Kirk Wycoff, Chairman,
                                              President and Chief Executive
                                              Officer

November 13, 1997                             /s/ Frederick E. Schea
-----------------                             --------------------------
       Date                                   Frederick E. Schea,
                                              Senior Vice President and
                                              Chief Financial Officer

PROGRESS FINANCIAL CORPORATION
--------------------------------------------------------------------------------


                                                                   Exhibit (11)

Computation of Earnings Per Share


                                                            For the Three Months          For the Nine Months
                                                             Ended September 30,          Ended September 30,
                                                             1997          1996 (1)          1997     1996
                                                             ----          ----             -----     -----


A. Net Income applicable to common stock                    $ 902,000    $ (619,000)   $ 2,893,000    $ 552,000

    Primary Earnings Per Share:

    Average Shares outstanding                              3,975,674     3,916,500      3,964,533    3,864,576

    Dilative average shares outstanding under
    options and warrants                                      671,415          -           671,415       613,725

    Exercise prices                                          $ .95 to     $ .95 to        $ .95 to      $ .95 to
                                                               $10.83       $10.83          $10.83        $10.83

    Assumed proceeds on exercise                            3,441,820          -         3,441,820     2,781,915

    Market value per share                                    $ 12.59          -           $ 10.10         $5.94

    Less: Treasury stock purchased with the assumed
          Proceeds from exercise of options and warrants      273,399          -           354,704       467,952
                                                              -------      -------         -------       -------

B.  Adjusted average shares - Primary                       4,373,690    3,916,500       4,281,244     4,010,349
                                                            =========    =========       =========     =========

    Primary Earnings Per Share:
        Net income (A/B)                                        $0.21      $(0.16)           $0.68         $0.13
                                                                =====       =====            =====         =====

    Full Diluted Earning Per Share:

    Average shares outstanding                              3,975,674    3,916,500       3,964,533     3,864,576

    Dilative average shares outstanding under
        options and warrants                                  671,415          -           671,415       613,725

    Exercise prices                                          $ .95 to     $ .95 to        $ .95 to      $ .95 to
                                                               $10.83       $10.83          $10.83        $10.83

    Assumed proceeds on exercise                            3,441,820          -         3,441,820     2,781,915

    Market value per share                                     $14.69        $ -            $14.69         $6.13

    Less:  Treasury stock purchases with the assumed
            proceeds from exercise of options and warrants    234,337         -            324,946       453,819
                                                              -------     -------          ---------     -------

C.  Adjusted average shares - Fully diluted                 4,412,752    3,916,500       4,311,002     4,024,482
                                                            =========    =========       =========     =========

    Fully Diluted Earnings Per Share:
        Net income (A/C)                                        $0.20       $(0.16)          $0.67         $0.13
                                                                =====        =====           =====         =====
(1) Due to loss in quarter, no equivalents assumed.