Form 10-K405
period 1997-10-31
PROGRESS FINANCIAL CORP
filed 1998-03-31
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                     Annual Report pursuant to Section 13 or
                      15(d) of the Securities Exchange Act
                        of 1934 for the fiscal year ended
                                December 31, 1997

Commission File Number: 0-14815

                         PROGRESS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                      23-2413363
-------------------------------                      ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


     4 Sentry Parkway - Suite 230
            P. O. Box 3036
        Blue Bell, Pennsylvania                           19422-0764
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number,
  including area code:                                  (610) 825-8800
                                                        --------------

Securities registered pursuant to
  Section 12(b) of the Act:                             Non applicable
                                                        --------------

Securities registered pursuant to
  Section 12(g) of the Act:                       Common Stock, $1.00 par value
                                                  -----------------------------
                                                        (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


The aggregate market value of the voting stock, held by non-affiliates of the Registrant as a group, was $64,621,484 as of March 6, 1998.

As of March 6, 1998, there were 4,161,656 issued and outstanding shares of the Registrant's Common Stock.

Documents Incorporated By Reference:
------------------------------------
(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                         PROGRESS FINANCIAL CORPORATION
                                Table of Contents

                               PART I                                                Page

Item 1.  Business.......................................................................3
Item 2.  Properties....................................................................15
Item 3.  Legal Proceedings.............................................................15
Item 4.  Submission of Matters to a Vote of Security Holders...........................15

                              PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....15
Item 6.  Selected Consolidated Financial Data..........................................15
Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................15
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.....................15
Item 8.  Financial Statements and Supplementary Data...................................15
Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure......................................................15

                             PART III
Item 10. Directors and Executive Officers of the Registrant............................16
Item 11. Executive Compensation........................................................16
Item 12. Security Ownership of Certain Beneficial Owners and Management................16
Item 13. Certain Relationships and Related Transactions................................16

                              PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...............17

         Signatures....................................................................18

                                     PART I


Item 1. Business


General

Progress Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware in February 1986 by authorization of the Board of Directors of Progress Bank (the "Bank") for the purpose of becoming a unitary thrift holding company owning all of the outstanding stock of the Bank. On July 18, 1986, pursuant to a plan of reorganization approved by the Bank's shareholders, all of the outstanding shares of capital stock of the Bank were converted into shares of capital stock of the Company on a share-for-share basis so that the shareholders of the Bank became the shareholders of the Company, and the Company became the sole shareholder of the Bank. The business activity of the Company as a unitary thrift holding company consists primarily of the operation of the Bank as a wholly owned savings bank subsidiary.

The Company is authorized as a Delaware corporation to engage in any activity permitted by the Delaware General Corporation Law. The holding company structure permits the Bank, through the Company, to expand the size and scope of the financial services offered beyond those that the Bank is permitted to offer.

The Bank is a Federally chartered stock savings bank conducting community banking business through seven offices in Montgomery County, Pennsylvania, one office in Delaware County, Pennsylvania, one office in Chester County, Pennsylvania and one office in the Andorra community of Philadelphia, Pennsylvania. During 1998, the Bank opened an additional office in Montgomery County.

The principal business of the Bank consists of attracting deposits from the general public through its offices and using such deposits to originate loans secured by first mortgage liens on existing single-family residential real estate and existing multi-family residential and commercial real estate, construction loans, commercial business loans consisting primarily of loans to small and medium-sized businesses, and various consumer loans. The Bank originates single-family residential real estate loans for sale in the secondary market and secured consumer loans, such as home equity loans and lines of credit. The Bank also originates commercial business loans to small and medium sized businesses in the communities its branches serve and commercial real estate (including multi-family residential) and residential construction loans. In addition, the Bank invests in mortgage-backed securities, which are insured or guaranteed by the U.S. Government and agencies thereof, and other similar investments permitted by applicable laws and regulations. The Bank is also involved in real estate development and related activities, through its subsidiaries, primarily to facilitate the completion and sale of certain property held as real estate owned ("REO"). Through its leasing subsidiary, The Equipment Leasing Company ("ELC"), also doing business as Quaker State Leasing Company ("QSL"), the Bank provides equipment leases to small and medium sized businesses.

The Company also conducts commercial mortgage banking and brokerage services for institutional real estate investors and lenders as well as real estate owners and developers through its subsidiary, Progress Realty Advisors, L. P.
("PRA"). PRA was established in September 1993. Procall Teleservices, Inc. ("PTI") was formed in the second quarter of 1997. PTI is responsible for outbound calling in a telemarketing/telesales environment and provides customer and call center service for the Bank.


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

Subsidiaries

At December 31, 1997, in addition to the Bank, the Company had four other subsidiaries, Progress Realty Advisors, Inc. ("PRA"), Progress Capital, Inc. ("PCI"), Procall Teleservices, Inc. ("PTI") and Progress Capital Management, Inc. ("PCM"). PRA, which was formed in September 1993, provides loan sales advisory, commercial mortgage banking, and commercial mortgage brokerage services to both institutional real estate investors and lenders, as well as real estate owners and developers. PCI was formed in 1996, and is the corporate general partner of a venture fund, co-sponsored by the Ben Franklin Technology Center of Southeastern PA. The venture fund will target early-stage Pennsylvania companies with proven, innovative products. PTI was formed in the second quarter of 1997. PTI is responsible for outbound calling in a telemarketing/telesales environment and provides customer and call center service for the Bank. PCM was formed December 30, 1997 and provides management advisory services primarily to the venture fund just described.

                           REGULATION AND SUPERVISION

General

One of the Company's non-banking subsidiaries (PRA) is subject to the laws of the Commonwealth of Pennsylvania. PCI is a Delaware corporation. The Company, as a unitary thrift holding company, is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision ("OTS"). As a subsidiary of a unitary thrift holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

The Bank

Insurance of Deposits

The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each depositor. The Federal Deposit Insurance Corporation ("FDIC") requires an annual audit by independent accountants and may also examine Federal savings banks whose deposits are insured.

Federal law requires that the FDIC maintain the reserve level of each of the SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. The BIF reached this level during 1995. A one-time assessment on thrift institutions sufficient to recapitalize the SAIF was enacted in September 1996. On September 30, 1996, the Bank paid a special one-time premium of $1.8 million to capitalize SAIF. Deposit insurance premiums in 1998, will be 6.22 cents per $100 of deposits, compared to an average 7.89 cents per $100 of deposits in 1997. Deposit insurance is payable on a quarterly basis.

Qualified Thrift Lender Test

All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the Home Owners' Loan Act ("HOLA") and regulations of the OTS thereunder to avoid certain restrictions on their operations.

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing, small business, and consumer related assets on a monthly average basis in 9 out of every 12 months, which the Bank complied with.

At December 31, 1997, approximately 71.42% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify under the QTL test.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), which administers the home financing credit function and serves as a source of liquidity for member savings associations and commercial banks within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 1997, the Bank's advances from the FHLB amounted to $33.5 million.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its mortgage related assets or .3% of total assets. At December 31, 1997, the Bank had $1.7 million in FHLB stock, which was in compliance with this requirement.

Federal Limitations on Transactions with Affiliates

Transactions between savings associations and any affiliate are governed by
Section 23A and 23B of the Federal Reserve Act. In addition to the restrictions imposed, no savings associations may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Section 12 CRF-215 (Regulation O) of the Code of Federal Regulations places restrictions on loans by savings associations to executive officers, directors, and principal stockholders of the Company and the Bank. At December 31, 1997, the Bank was in compliance with this regulation.

Employees

As of December 31, 1997, the Company and PCI had no employees. The Bank and its leasing companies had 153 full-time and 21 part-time employees, while PRA had 20 full-time employees. PTI had 8 full-time and 2 part-time employees. PTI also utilizes personnel obtained through an employment services agency.

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933. The information required herein is incorporated by reference from pages 12 to 19 of the Company's Annual Report to Stockholders. Additional disclosures required in Guide 3 and not incorporated by reference are included below.

Tabular information is provided in thousands of dollars except for share and per share data.

Investment Securities

Investment securities are comprised of the following at December 31, 1997, 1996, and 1995:

                                                                                1997
                                                                                ----
                                                        Held to Maturity                    Available for Sale
                                                        ----------------                    ------------------
                                                   Amortized         Estimated         Amortized         Estimated
                                                     Cost            Fair Value           Cost           Fair Value
-------------------------------------------------------------------------------------------------------------------

FHLB stock                                           $1,728              $1,728         $    --           $    --
FHLB investment securities                            2,323               2,342              --                --
U.S. agency obligations                                  --                  --           3,000             3,001
Equity investments                                       --                  --           2,924             3,394
-------------------------------------------------------------------------------------------------------------------

         Total investment securities                 $4,051              $4,070          $5,924            $6,395
===================================================================================================================

                                                                                1996
                                                                                ----
                                                        Held to Maturity                    Available for Sale
                                                        ----------------                    ------------------
                                                   Amortized         Estimated         Amortized         Estimated
                                                     Cost            Fair Value           Cost           Fair Value
-------------------------------------------------------------------------------------------------------------------

FHLB stock                                          $ 1,937             $ 1,937        $     --         $      --
U.S. agency obligations                                  --                  --           3,468             3,418
Equity investments                                       --                  --              30                44
-------------------------------------------------------------------------------------------------------------------

         Total investment securities                $ 1,937             $ 1,937         $ 3,498            $3,462
===================================================================================================================

                                                                                1995
                                                                                ----
                                                        Held to Maturity                    Available for Sale
                                                        ----------------                    ------------------
                                                   Amortized         Estimated         Amortized         Estimated
                                                     Cost            Fair Value           Cost           Fair Value
-------------------------------------------------------------------------------------------------------------------

FHLB stock                                          $ 2,149             $ 2,149       $      --         $      --
U.S. agency obligations                                  --                  --           5,497             5,474
Equity investments                                       --                  --              30                30
-------------------------------------------------------------------------------------------------------------------

         Total investment securities                $ 2,149             $ 2,149         $ 5,527            $5,504
===================================================================================================================

The investment securities which are classified as held to maturity and available for sale have a weighted average coupon rate of 6.66% and 4.95%, respectively, at December 31, 1997.

Mortgage-Backed Securities


The following table details the Bank's mortgage-backed securities by classification at December 31, 1997, 1996, and 1995.

                                                                                1997
                                                                                ----
                                                         Held to Maturity                   Available for Sale
                                                        ----------------                    ------------------
                                                   Amortized          Estimated         Amortized        Estimated
                                                     Cost            Fair Value           Cost           Fair Value
-------------------------------------------------------------------------------------------------------------------
    GNMA                                            $19,509             $19,247          $39,553          $39,772
    FNMA                                             15,900              15,871              914              904
    FHLMC                                            14,012              13,976            1,336            1,315
    Non-agency pass through certificate                  --                  --            2,443            2,527
-------------------------------------------------------------------------------------------------------------------

             Total investment securities            $49,421             $49,094          $44,246          $44,518
===================================================================================================================


                                                                                1996
                                                                                ----
                                                         Held to Maturity                   Available for Sale
                                                        ----------------                    ------------------
                                                   Amortized          Estimated         Amortized        Estimated
                                                     Cost            Fair Value           Cost           Fair Value
-------------------------------------------------------------------------------------------------------------------
    GNMA                                            $22,759             $22,217          $21,770          $21,839
    FNMA                                              7,321               7,219            7,335            7,188
    FHLMC                                            17,254              17,099            7,229            7,172
    Collateralized mortgage obligations                  --                  --            3,000            2,940
    Non-agency pass through certificate                  --                  --            3,605            3,599
-------------------------------------------------------------------------------------------------------------------

             Total investment securities            $47,334             $46,535          $42,939          $42,738
===================================================================================================================


                                                                                1995
                                                                                ----
                                                         Held to Maturity                   Available for Sale
                                                        ----------------                    ------------------
                                                   Amortized          Estimated         Amortized        Estimated
                                                     Cost            Fair Value           Cost           Fair Value
-------------------------------------------------------------------------------------------------------------------
    GNMA                                            $26,618             $26,113          $   168          $   168
    FNMA                                              8,620               8,529            8,801            8,631
    FHLMC                                            17,595              17,448           19,040           18,863
    Collateralized mortgage obligations                  --                  --            7,501            7,440
    Non-agency pass through certificate                  --                  --            1,734            1,740
-------------------------------------------------------------------------------------------------------------------

             Total investment securities            $52,833             $52,090          $37,244          $36,842
===================================================================================================================

The following table sets forth the activity in the Bank's mortgage-backed securities portfolio during the periods indicated:

-----------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                               1997          1996          1995
-----------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at beginning of period                             90,072        $89,675      $102,776
Purchases (1)                                                                 54,672         52,800        11,577
Conversion of existing loans to mortgage-backed securities                        --          9,982           241
Sales of loans converted to securities                                            --         (9,982)         (241)
Sales from portfolio                                                         (33,428)       (34,924)      (11,182)
Repayments                                                                   (17,176)       (17,082)      (13,096)
Premium amortization                                                            (675)          (598)         (553)
Other                                                                             --             --           (94)
Change in unrealized loss on securities available for sale                       474            201           247
-----------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at end of period (2)                               93,939         90,072        89,675
-----------------------------------------------------------------------------------------------------------------
Weighted average coupon at end of period                                        7.97%          7.88%         7.63
==================================================================================================================

--------------
(1)  Includes applicable premiums and discounts.
(2) Includes $44.5 million, $42.7 million and $36.8 million of mortgage-backed securities classified as available for sale at estimated fair value at December 31, 1997, 1996 and 1995, respectively.

Loan and Lease Portfolio

The principal categories in the Bank's loan and lease portfolio are residential real estate loans, which are secured by single-family (one-to-four units) residences; commercial real estate loans, which are secured by multi-family (over five units), residential and commercial real estate; loans for the construction of single-family, multi-family and commercial properties, including land acquisition and development loans; commercial business loans, lease financing, consumer loans and credit card receivables. Substantially all of the Bank's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

The Bank's net loan and lease portfolio, including loans held for sale, totaled $325.9 million at December 31, 1997 or 66.1% of its total assets, an increase of $73.8 million or 29.2% from the $252.2 million outstanding at December 31, 1996. The following table depicts the composition of the Bank's portfolio at December 31 for the years indicated net of unearned income.

--------------------------------------------------------------------------------------------------------------------------
                                 1997                1996                1995               1994                1993
                                 ----                ----                ----               ----                ----
                           Amount   Percent    Amount   Percent    Amount   Percent   Amount   Percent    Amount   Percent
--------------------------------------------------------------------------------------------------------------------------
Real estate loans:
   Single family
     Residential(1)         56,565    17.18%   $64,259    25.17%   $91,091    40.21%  $99,917    48.12%   $80,196   45.26%
   Commercial
     Real estate           109,938    33.40     90,350    35.38     81,535    36.00    71,273    34.33     68,530   38.69
   Construction             26,695     8.11     20,692     8.10     14,230     6.28     5,379     2.59      3,922    2.22
--------------------------------------------------------------------------------------------------------------------------
     Total real estate
       Loans               193,198    58.69    175,301    68.65    186,856    82.49   176,569    85.04    152,648   86.17
--------------------------------------------------------------------------------------------------------------------------
   Commercial business      69,312    21.05     30,384    11.90     17,244     7.61    12,005     5.78      9,250    5.22
--------------------------------------------------------------------------------------------------------------------------
   Lease financing          41,137    12.50     25,870    10.13         --       --       --        --         --      --
--------------------------------------------------------------------------------------------------------------------------
Consumer loans
   Consumer                 24,639     7.48     22,898     8.97     21,666     9.57    19,027     9.17     15,257    8.61
   Credit card receivables     918      .28        885      .35        757      .33        24      .01         --      --
--------------------------------------------------------------------------------------------------------------------------
   Total consumer loans     25,557     7.76     23,783     9.32     22,423     9.90    19,051     9.18     15,257    8.61
--------------------------------------------------------------------------------------------------------------------------
Total loans and leases     329,204   100.00%   255,338   100.00%   226,523   100.00%  207,625   100.00%   177,155  100.00%
Allowance for possible
   Loan and lease losses    (3,287)             (3,177)             (1,720)            (1,503)             (2,113)
--------------------------------------------------------------------------------------------------------------------------
   Net loans and leases    325,917             252,161             224,803            206,122             175,042
==========================================================================================================================

-----------
(1) Includes $373,000, $599,000, $3.2 million, $351,000 and $16.8 million of loans classified as held for sale at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

The following table sets forth the scheduled contractual amortization of loans and leases in the Bank's total loan and lease portfolio (including loans classified as held for sale) at December 31, 1997. Loans and leases having no stated schedule of repayments and no stated maturity are reported as due in one year or less . The following table also sets forth the dollar amount of loans and leases which are scheduled to mature after one year which have fixed or adjustable rates.

-----------------------------------------------------------------------------------------------------------------------
                                             Real Estate  Real Estate     Lease     Commercial
                                              Mortgage    Construction  Financing    Business     Consumer     Total
-----------------------------------------------------------------------------------------------------------------------
Amounts due:
   One year or less                           $  3,961      $22,766      $13,889      $34,984     $ 2,095     $  77,695
   After one year through five years            33,059        3,785       27,235       25,213       7,312        96,604
   Beyond five years                           129,483          144           13        9,115      16,150       154,905
-----------------------------------------------------------------------------------------------------------------------
     Total                                     166,503       26,695       41,137       69,312      25,557       329,204
=======================================================================================================================
   Interest rate terms on amounts due after
   one year:
Fixed                                          $79,021      $    --      $27,248      $18,754     $17,607      $142,630
-----------------------------------------------------------------------------------------------------------------------
Adjustable                                     $83,521      $ 3,929      $    --      $15,574     $ 5,855      $108,879
-----------------------------------------------------------------------------------------------------------------------

Scheduled contractual principal repayments do not reflect the actual maturities of loans and leases. The average maturity of loans and leases is less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed rate loans at lower rates). Under the circumstances, the weighted average yield on loans decreases as higher yielding loans are paid or refinanced at lower rates.

The following table shows total loans and leases originated, purchased, sold and repaid during the periods ended December 31 for the years indicated.


---------------------------------------------------------------------------------------------------------------
                                                                         1997            1996            1995
---------------------------------------------------------------------------------------------------------------
Loan originations:
Single family residential                                                $3,692        $17,018          $18,404
Commercial real estate                                                   42,155         25,503           23,773
Construction                                                             35,300         25,711           21,798
Lease financing                                                          31,381          9,059                0
Commercial business                                                      52,390         33,024           11,201
Consumer                                                                  7,168         11,643            9,398
---------------------------------------------------------------------------------------------------------------
     Total loans and leases originated                                  172,086        121,958           84,574
Leases acquired through the purchase of The Equipment Leasing
  Company                                                                    --         20,025               --
Purchases                                                                    --             --              447
---------------------------------------------------------------------------------------------------------------
     Total loans and leases originated and purchased                    172,086        141,983           85,021
---------------------------------------------------------------------------------------------------------------
Sales and loan/lease principal reductions:
     Loans and leases sold (1)                                            3,347         30,787           16,230
     Loan and lease principal reductions                                 89,665         80,640           49,205
---------------------------------------------------------------------------------------------------------------
         Total loans/leases sold and principal reductions                93,012        111,427           65,435
---------------------------------------------------------------------------------------------------------------
Net change due to other items                                            (5,208)        (1,741)            (688)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in loan and leases, net of unearned income      $73,866        $28,815          $18,898
===============================================================================================================

------------
(1) For the year ended December 31, 1997 there were no loans converted into mortgage-backed securities and subsequently sold. For the years ended December 31, 1996 and 1995, $10.0 million, and $241,000, of loans, respectively, were converted into mortgage-backed securities and subsequently sold.

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



The following table details the Bank's non-performing assets at December 31:

--------------------------------------------------------------------------------------------------------------------
                                                          1997         1996          1995         1994         1993
--------------------------------------------------------------------------------------------------------------------
Loans and leases accounted for on a non-accrual basis    $2,089       $1,328       $3,879        $4,369       $5,743
Accruing loans 90 or more days past due                   2,721        4,077           --           182          308
--------------------------------------------------------------------------------------------------------------------
    Total non-performing loans and leases                 4,810        5,405        3,879         4,551        6,051
REO, net of related reserves                                380        2,150          728         4,534       11,577
--------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                          $5,190       $7,555       $4,607        $9,085       17,628
--------------------------------------------------------------------------------------------------------------------
Non-performing loans and leases as a percentage of
   total loans and leases                                  1.48%        2.15%        1.74%         2.19%        3.42%
--------------------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of total assets       .50%        0.91%        1.33%         2.61%        5.29%
--------------------------------------------------------------------------------------------------------------------


Gross interest income that would have been recorded during 1997, 1996, and 1995 if the Company's non-performing loans and leases at the end of such periods had been performing in accordance with their terms during such periods was $172,000, $193,000, and $242,000, respectively. The amount of interest income that was actually recorded during 1997, 1996, and 1995 with respect to such non-performing loans and leases amounted to approximately $138,000, $114,000, and $174,000, respectively.

The $2.1 million of non-accrual loans and leases at December 31, 1997 consists of $1.3 million of loans secured by single-family residential property, $125,000 of loans secured by commercial property, $116,000 of commercial business loans, $347,000 of consumer loans and $171,000 of lease financing. The $380,000 of real estate owned at December 31, 1997 consists of one residential property and one undeveloped residential lot.

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

The following table sets forth information concerning the principal balances and percent of the total loan portfolio represented by delinquent loans at the dates indicated:

--------------------------------------------------------------------------------------------
As of December 31,                  1997                  1996                  1995
--------------------------------------------------------------------------------------------
                              Amount    Percent    Amount     Percent     Amount    Percent
                              ------    -------    ------     -------     ------    -------
Delinquencies:
     30 to 59 days              $4,820     1.46%     $2,535       .99%     $2,973      1.31%
     60 to 89 days               1,696      .52         392       .15         450       .20
     90 or more days             2,721      .83       4,077      1.60          --        --
--------------------------------------------------------------------------------------------
           Total                $9,237     2.81%     $7,004      2.74%     $3,423      1.51%
============================================================================================

Allowance for Possible Loan and Lease Losses

The following table details the allocation of the allowance for possible loan and lease losses to the various categories at the dates indicated. The allocation is not necessarily indicative of the categories in which future losses will occur, and the entire allowance is available to absorb losses in any category of loans or leases.


--------------------------------------------------------------------------------------------------------------------------
December 31,                   1997                1996                1995               1994                1993
                                  Percent of         Percent of           Percent of        Percent of          Percent of
                                   Loans to           Loans to             Loans to          Loans to            Loans to
                                 Total Loans        Total Loans          Total Loans       Total Loans         Total Loans
                          Amount  And Leases Amount  And Leases  Amount   And Leases Amount And Leases  Amount  And Leases
--------------------------------------------------------------------------------------------------------------------------
Residential real estate  $  127     17.18%   $  129     25.17%   $  148     40.21%    $268    45.26%    $  194     45.26%

Commercial real estate    1,120     33.40     1,620     35.38     1,045     36.00      917    38.69      1,403     38.69

Real estate construction    290      8.11       257      8.10       286      6.28      125     2.22        149      2.22

Commercial business         749     21.05       387     11.90       166      7.61      152     5.22        294      5.22

Lease financing             870     12.50       630     10.13        --        --       --       --         --        --

Consumer                    131      7.76       154      9.32        75      9.90       41     8.61         73      8.61
--------------------------------------------------------------------------------------------------------------------------

   Total                 $3,287    100.00%   $3,177    100.00%   $1,720    100.00%  $1,503   100.00%    $2,113    100.00%
==========================================================================================================================

The following table details the Bank's allowance for possible loan and lease losses for the periods indicated:


--------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                      1997             1996            1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------
Average loans outstanding                           $290,597         $231,153        $213,525       $189,053      $166,419
--------------------------------------------------------------------------------------------------------------------------
Balance beginning of period                         $  3,177         $  1,720        $  1,503       $  2,113      $  2,703

Charge-offs:
     Residential real estate                               2               25              20             --           148
     Commercial real estate                              394               --              --          1,160           810
     Real estate construction                             --               --             100             50             5
     Commercial business                                 292                7             281             88           283
     Lease financing                                     365               65              --             --            --
     Consumer                                            100               80              26             20            89
--------------------------------------------------------------------------------------------------------------------------
         Total charge-offs                             1,153              177             427          1,318         1,335
--------------------------------------------------------------------------------------------------------------------------

Recoveries:
     Residential real estate                              --                2              --             --            42
     Commercial real estate                               --               30              --             --            --
     Real estate construction                             --               --               1            137            72
     Commercial business                                  20               26               3             36           137
     Lease financing                                     103               20              --             --            --
     Consumer                                             19               19              15             14            25
--------------------------------------------------------------------------------------------------------------------------
         Total recoveries                                142               97              19            187           276
--------------------------------------------------------------------------------------------------------------------------

Net charge-offs                                        1,011               80             408          1,131         1,059

Provision for possible loan and lease losses           1,121              687             625            521           368

Allowances assumed through acquisitions (1)               --              850              --             --           101
--------------------------------------------------------------------------------------------------------------------------

     Total additions                                   1,121            1,537             625            521           469
--------------------------------------------------------------------------------------------------------------------------

Balance at end of period                               3,287            3,177           1,720          1,503         2,113
==========================================================================================================================

Ratio of net  chargeoffs  during  the period to
average  loans and  leases  outstanding  during
the period                                               .35%             .03%            .19%           .60%          .64%
==========================================================================================================================

Ratio of allowance  for possible loan and lease
losses to  non-performing  loans and  leases at
end of period (2)                                      68.35%           58.78%          44.34%         33.03%        34.92%

==========================================================================================================================

(1) Allowance assumed through acquisitions represents The Equipment Leasing Company in 1996 and the Rosemont, Pennsylvania branch of Progress Bank in 1993.

(2) Includes loans 90 or more days deliquent and still accruing.

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

Average Balances of the Company's Deposits




---------------------------------------------------------------------------------------------------------------------------
For the years  ended  December 31,    1997               1996              1995               1994               1993
                                 Amount    Rate     Amount    Rate    Amount    Rate     Amount    Rate     Amount    Rate
---------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits:
NOW and Super NOW                $31,688     2.14%  $27,977   2.12%   $26,661   2.69%    $21,932   2.43%    $17,488   2.39%
Money market accounts             37,199     3.17    33,781   3.03     33,577   3.10      41,428   2.75      42,128   2.82
Passbook and statement savings    29,698     2.73    28,258   2.85     27,290   2.87      27,808   2.95      21,212   2.94
Time deposits                    177,860     5.45   178,677   5.37    177,972   5.46     168,250   4.56     159,973   4.47
---------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing
   deposits                      276,445     4.47%  268,693   4.47%   265,500   4.62%    259,418   3.92%    240,801   3.89%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits     35,292             25,521            20,210             16,713             13,778
---------------------------------------------------------------------------------------------------------------------------
   Total deposits                311,737            294,214           285,710            276,131            254,579
---------------------------------------------------------------------------------------------------------------------------


The following table presents the interest rate and maturity information for the Bank's time deposits at December 31, 1996.

---------------------------------------------------------------------------------------------------------------------
                                                                      Maturity Date
                                One year or less      1-2 Years         2-3 Years         Over 3 Years         Total
---------------------------------------------------------------------------------------------------------------------
Interest Rate
       2.00 - 3.99%                $    171           $    42          $    24              $   32           $    269
       4.00 - 5.99%                 121,032            20,685            7,379               5,260            154,356
       6.00 - 7.99%                  15,205            10,659           10,698               1,402             37,964
       8.00 - 9.99%                      19                38               --                  15                 72
     10.00 - 11.99%                      --                                 --                  16                 16
---------------------------------------------------------------------------------------------------------------------
                                   $136,427           $31,424          $18,101              $6,725           $192,677
---------------------------------------------------------------------------------------------------------------------


The Bank's time deposits of $100,000 or more totaled $34.7 million at December 31, 1997 which mature as follows: $22.8 million within three months; $1.8 million between three and six months; $6.1 million between six and twelve months; and $4.0 million after twelve months.

The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

Borrowings

The following table presents certain information regarding borrowings:

--------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                     1997                  1996                  1995
--------------------------------------------------------------------------------------------------------------------------

    Average balance outstanding                                    $67,489               $41,092               $47,177
    Maximum amount outstanding at any month-end during the period   84,628                67,905                53,845
    Weighted average interest rate during the period                  6.30%                 6.47%                 6.54%
    Weighted average interest rate at end of period                   6.18%                 6.72%                 6.70%

Included in borrowings at December 31, 1997 were securities sold under agreements to repurchase of $34.5 million, FHLB advances of $33.5 million, subordinated debt of $3.0 million and an Employee Stock Option Plan note payable of $176,000. Borrowings increased $20.9 million from year-end 1996.

Recent Accounting Pronouncement

During June of 1997, the Financial Accounting Standard Board released FAS 130 entitled "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, established Standards for reporting and display of comprehensive income and its components in Financial Statements.

Under the statement, certain items currently reported directly in a separate component of equity but excluded from net income will be reported in a separate financial statement that it displayed as prominently as other financial statements.

Currently, the company reports unrealized gains and losses as certain securities classified as available-for-sale as a separate component of equity. Under FAS 150, these would also be displayed as a component of comprehensive income.

Item 2. Properties

The Company's and the Bank's executive offices are located at 4 Sentry Parkway, Suite 230, Blue Bell, Pennsylvania. The Bank conducts business from ten branch offices in Bridgeport, Plymouth Meeting, Conshohocken, King of Prussia, Lansdale, Norristown, Jeffersonville, Paoli, and Rosemont, Pennsylvania and the Andorra community of Philadelphia, one of which is owned and nine are leased. During 1998, the Bank opened an additional office in Montgomery County. The Bank also conducts equipment leasing business in leased facilities in Baltimore, MD, Blue Bell, PA and during 1998 in Bethlehem, PA. The Company, through PRA has leased locations in Blue Bell, PA, Richmond, VA, Woodbridge, NJ and Chesapeake, VA.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The information required herein is incorporated by reference from page 39 of the Company's 1997 Annual Report to Stockholders, which is included herein as
Exhibit 13 ("Annual Report").

Item 6. Selected Financial Data.

The information required herein is incorporated by reference from page 11 of the Company's 1997 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 12 to 19 of the Company's 1997 Annual Report to Stockholders.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information required herein is incorporated by reference from pages 17 to 19 of the Company's 1997 Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 20 to 39 of the Company's 1997 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained in the section titled "Election of Directors" in the Company's definitive Proxy Statement for the 1997 Annual Meeting to be held May 6, 1998 (the "Proxy Statement"), with respect to the Directors of the Company is incorporated herein by reference.

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

b. The following exhibits are incorporated by reference herein or are filed as part of this Annual Report.

      No.                                  Exhibits
      ---                                  --------

     *3.1 Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987)

     *3.2 By-Laws (Exhibit 3.2 to the Company's Registration Statement No. 33-3685 on Form S-4, filed with the Securities and Exchange Commission on March 3, 1986 [the "1986 Form S-4])

     *4.1 Amended and Restated Declaration of Trust relating to Progress Capital Trust I, dated as of June 3, 1997, between Progress Financial Corporation and the trustees named therein. (Exhibit 4.4 to the Company's Registration Statement on Form S-4, File No. 333-38447, filed with the Commission on October 22, 1997)

     *4.2 Indenture, dated as of June 3, 1997, between Progress Financial Corporation and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable Interest Debentures due 2027 of Progress Financial Corporation. (Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-38447, filed with the Commission on October 22, 1997)

     *4.3 Series B Capital Securities Guarantee Agreement, dated as of December 11, 1997, relating to the Capital Securites of Progress Capital Trust I. (Exhibit 4.6 to the Company's Registration Statement on Form S-4, File No. 333-38447, filed with the Commission on October 22, 1997)

    *10.1 Key Employee Stock Compensation Program (Exhibit 28 to the Company's Registration Statement No. 33-01060 on Form S-8, filed with the Securities and Exchange Commission on November 13, 1986)

    *10.2 Amendment dated December 15, 1987 to Key Employee Stock Compensation Program (Exhibit 4.2 to the Company's Registration Statement, No. 33-19570)

    *10.3 1993 Stock Incentive Plan as amended in 1997. (As filed with the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders)

    *10.4 1993 Directors' Stock Option Plan as amended in 1997. (As filed with the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders)

     10.5 Employment Agreement between Progress Financial Corporation, Progress Bank and W. Kirk Wycoff dated March 1, 1997.

       13   1997 Annual Report to Stockholders

       21   Subsidiaries of the Registrant

       23   Consent of Independent Accountants


No reports on Form 8-K were filed for the quarter ended December 31, 1997.


*Incorporated by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.

                                        Progress Financial Corporation


March 24, 1998                      BY: /s/ W. Kirk Wycoff
---------------------------             -------------------
     Date                               W. Kirk Wycoff, Chairman, President and
                                        Chief Executive Officer


Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ W. Kirk Wycoff                                    March 24, 1998
------------------------------------                 ----------------
W. Kirk Wycoff, Chairman, President                        Date
and Chief Executive Officer

/s/ John E. F. Corson                                 March 24, 1998
------------------------------------                 ----------------
John E. Flynn Corson, Director                             Date

/s/ William O. Daggett, Jr.                           March 24, 1998
------------------------------------                 ----------------
William O. Daggett, Jr., Director                          Date

/s/ Donald F. U. Goebert                              March 24, 1998
------------------------------------                 ----------------
Donald F. U. Goebert, Director                             Date

/s/ H. Wayne Griest                                   March 24, 1998
------------------------------------                 ----------------
H. Wayne Griest, Director                                  Date

/s/ Joseph R. Klinger                                 March 24, 1998
------------------------------------                 ----------------
Joseph R. Klinger, Director                                Date

/s/ Paul M. LaNoce                                    March 24, 1998
------------------------------------                 ----------------
Paul M. LaNoce, Director                                   Date

------------------------------------                 ----------------
A. John May, III, Director                                 Date

/s/ William L. Mueller                                March 24, 1998
------------------------------------                 ----------------
William L. Mueller, Director                               Date

------------------------------------                 ----------------
Janet E. Paroo, Director                                   Date

/s/ Charles J. Tornetta                               March 24, 1998
------------------------------------                 ----------------
Charles J. Tornetta, Director                              Date

/s/ Frederick E. Schea                                March 24, 1998
------------------------------------                 ----------------
Frederick E. Schea, Sr. Vice President                     Date
and Chief Financial Officer