Form 10-Q
period 1998-03-31
PROGRESS FINANCIAL CORP
filed 1998-05-18
CIK 790183

Securities and Exchange Commission
                                              Washington, D.C. 20549


                                                     Form 10-Q


[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1998.

                                                        OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the transition period from _________ to ___________________.

Commission File Number: 0-14815


                         Progress Financial Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                  23-2413363
--------                                                  ----------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)


4 Sentry Parkway
Suite 230
Blue Bell, Pennsylvania                         19422
-----------------------                         -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                    4,952,066
         ------------------------------               -------------------------
         Title of Each Class                        Number of Shares Outstanding
                                                      as of May 11, 1998

PROGRESS FINANCIAL CORPORATION






                         Progress Financial Corporation
                                Table of Contents



                         PART I - Financial Information

                                                                                           Page

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of March 31, 1998
                  and December 31, 1997 (unaudited).................................................3

                  Consolidated Statements of Operations for the three months ended
                  March 31, 1998 and 1997 (unaudited)...............................................4

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 1998 and 1997 (unaudited)...............................................5

                  Notes to Consolidated Financial Statements (unaudited)............................7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (unaudited)  ...............................................9



                           PART II - Other Information


Item 1.           Legal Proceeding................................................................23

Item 2.           Changes in Securities...........................................................23

Item 3.           Defaults upon Senior Securities ................................................23

Item 4.           Submission of Matters to a Vote of Security Holders ............................23

Item 5.           Other Information...............................................................23

Item 6.           Exhibits and Reports on Form 8-K................................................23

                  Signatures......................................................................24


PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition



                                                                                            March 31,   December 31,
                                                                                              1998          1997
                                                                                              ----          ----

                                                                                             (Dollars in thousands)
                                                                                                  (unaudited)

Assets

Cash and due from banks:
  Interest bearing                                                                            $2,644     $  7,689
  Non interest bearing                                                                         8,247       11,697
Investment securities
  Available for sale at fair value (amortized cost:$3,985 in 1998 and $5,924 in 1997)          4,304        6,395
  Held to maturity at amortized cost (fair value: $7,733 in 1998 and $4,070 in 1997)           7,700        4,051
Mortgage-backed securities:
  Available for sale at fair value (amortized cost: $46,393 in 1998 and $44,246 in 1997)      46,482       44,518
  Held to maturity at amortized cost (fair value: $45,250 in 1998 and $49,094 in 1997)        45,636       49,421
Loans and leases                                                                             343,523      340,276
Real estate owned, net                                                                           300          380
Premises and equipment                                                                         9,623        9,319
Accrued interest receivable                                                                    2,982        2,728
Deferred income taxes                                                                            177          274
Receivable for securities sold                                                                    --       21,043
Other assets                                                                                  13,191       11,144
                                                                                            --------     --------
  Total assets                                                                              $484,809     $508,935
                                                                                            ========     ========
Liabilities and Stockholder's Equity
Liabilities:
  Deposits                                                                                  $343,580     $340,761
  Advances from the Federal Home Loan Bank                                                    45,900       33,450
  Other borrowings                                                                            41,957       50,797
  Advance payments by borrowers                                                                1,994        3,561
  Accrued interest payable                                                                     2,418        1,626
  Payable for securities purchased                                                                --       32,385
  Other liabilities                                                                            7,207        5,886
                                                                                             -------      -------
  Total liabilities                                                                          443,056      468,466
                                                                                             =======      =======

Corporation-obligated mandatorily redeemable capital securities of subsidiary
  trust holding solely junior subordinated debentures of the Corporation                      15,000       15,000
  Commitments and contingencies
Stockholders' equity:
  Serial preferred stock - 1,000,000 shares authorized but unissued                               --           --
  Junior participating preferred stock - $.01 par value;
    1,010 shares authorized but unissued                                                          --           --
  Common stock - $1 par value; 6,000,000 shares authorized; 4,201,000 and
    4,126,000 shares issued and outstanding at March 31, 1998 and
    December 31, 1997, respectively                                                            4,201        4,126
  Capital surplus                                                                             21,478       20,950
  Unearned Employee Stock Ownership Plan                                                        (151)        (164)
  Retained earnings                                                                              953           97
  Unrealized gain on securities available for sale, net of deferred income taxes                 272          460
                                                                                                 ---          ---
  Total stockholder's equity                                                                  26,753       25,469
                                                                                              ------       ------
  Total liabilities, Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures
  of the Corporation and stockholders' equity                                               $484,809     $508,935
                                                                                            ========     ========


See Notes to Consolidated Financial Statements.

Consolidated Statement of Operations

                                                                                            For The Three Months
                                                                                               Ended March 31
                                                                                          1998                 1997
                                                                                          ----                 ----
                                                                                           (Dollars in thousands)
                                                                                                 (unaudited)



Interest Income:
  Loans and leases, including fees                                                         $ 8,293            $  6,671
  Mortgage-backed securities                                                                 1,475               1,546
  Investment securities                                                                        141                 110
  Other                                                                                         23                  25
                                                                                                --                  --
    Total interest income                                                                    9,932               8,352
                                                                                             =====               =====
Interest expense:
  Deposits                                                                                   3,350               2,959
  Advances from the Federal Home Loan Bank                                                     682                 407
  Other borrowings                                                                             709                 851
                                                                                               ---                 ---
    Total interest expense                                                                   4,741               4,217
                                                                                             -----               -----
Net interest income                                                                          5,191               4,135
Provision for possible loan and lease losses                                                   202                 193
                                                                                               ---                 ---
Net interest income after provision for possible loan and lease losses                       4,989               3,942
                                                                                             -----               -----

Other income:

  Service charges on deposits                                                                  367                 360
  Lease financing fees                                                                         365                 307
  Teleservices fee income                                                                      174                  --
  Loan brokerage and advisory fees                                                             445                  30
  Gain on sale of mortgage servicing rights                                                     --                 978
  Gain from sales of securities                                                                215                  34
  Loss on properties sold                                                                       --                (193)
  Fees and other                                                                               239                 218
                                                                                               ---                 ---
Total other income                                                                           1,805               1,734
                                                                                             -----               -----


Other expense:
  Salaries and employee benefits                                                             2,803               1,961
  Occupancy                                                                                    305                 307
  Data Processing                                                                              249                 312
  Furniture, fixtures, and equipment                                                           254                 189
  Loan and real estate owned expense, net                                                      (68)                103
  Professional services                                                                        191                 239
  Capital securities expense                                                                   398                  --
  Other                                                                                      1,087                 744
                                                                                             -----                 ---
    Total other expense                                                                      5,219               3,855
                                                                                             -----               -----
Income before income taxes                                                                   1,575               1,821
Income tax expense                                                                             579                 671
                                                                                               ---                 ---
Net income                                                                                   $ 996              $1,150
                                                                                             =====              ======

Net income per common share                                                                  $.24                 $.29
                                                                                             ====                 ====
Net income per common share, assuming dilution                                                .22                  .27
                                                                                              ===                  ===
Dividends per share                                                                          $.03               $  .02
                                                                                             ====                =====

Average common shares outstanding                                                       4,136,876            4,011,462
Average common shares outstanding, assuming dilution                                    4,600,063            4,287,212



See Notes to Consolidated Financial Statements

PROGRESS FINANCIAL CORPORATION


Consolidated Statements of Cash Flows


                                                                                     For the Three  Months
                                                                                           Ended March 31,
                                                                                           1998     1997

                                                                                     (Dollars in thousands)
                                                                                          (unaudited)

Cash flows from operating activities:
  Net income                                                                            $   996      $1,150
  Add (deduct) items not affecting cash flows from operating activities:
    Depreciation and amortization                                                           223         232
    Provision for possible loan and lease losses                                            202         193
    Deferred income tax expense                                                              97         592
    Gain from mortgage banking activities                                                    --        (955)
    Gain from sales of securities available for sale                                       (215)        (34)
    Loss on properties sold                                                                  --         193
    Amortization (accretion) of deferred loan and lease fees and expenses                   154        (203)
    Amortization of premiums/discounts on securities                                        254         198
  Sales of loans held for sale                                                               --          72
  Increase in accrued interest receivable                                                  (254)       (125)
  (Increase) decrease in other assets                                                    (2,047)      2,627
  Increase in other liabilities                                                           1,464         493
  Increase in accrued interest payable                                                      792         156
                                                                                            ---         ---
      Net cash flows provided by operating activities                                    $1,666      $4,589
                                                                                         ------      ------




                                  (continued)



See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION



                                                                                       For The Three Months
                                                                                          Ended March 31
                                                                                        1998        1997
                                                                                        ----        ----
                                                                                      (Dollars in thousands)
                                                                                           (unaudited)

Cash flows from investing activities:
  Capital expenditures                                                               $     (527)       $    (168)
  Purchases of mortgage-backed securities available for sale                            (38,223)          (5,043)
  Purchase of investment securities available for sale                                     (500)              --
  Purchase of investment securities held to maturity                                    ( 3,649)              --
  Repayments on mortgage-backed securities held to maturity                                3,605           1,632
  Repayments on mortgage-backed securities available for sale                              3,627           1,659
  Sales of mortgage-backed securities available for sale                                  21,043           3,039
  Sale of investment securities available for sale                                         2,654              --
  Maturities of investments held to maturity                                                  --             220
  Proceeds from sales of real estate owned                                                    80           1,897
  Net increase in loans                                                                   (3,625)        (22,168)
                                                                                           ------         -------
     Net cash flows used in investing activities                                        $(15,515)       $(18,932)
                                                                                         --------        --------


Cash flows from financing activities:

  Net increase (decrease) in demand, NOW and savings deposits                             (2,128)             10
  Net increase in time deposits                                                            4,947           3,684
  Net increase in advances from the FHLB                                                  12,450          10,000
  Net increase (decrease) in advance payments by borrowers                                (1,567)            188
  Net increase (decrease) in other borrowings                                             (8,840)          1,720
  Dividends paid                                                                            (124)            (76)
  Net proceeds from issuance of common stock                                                 411              26
  Net proceeds from exercise of stock option                                                 205              25
                                                                                             ---              --
     Net cash flows provided by financing activities                                       5,354          15,577
                                                                                           -----          ------


Net increase (decrease) in cash and cash equivalents                                      (8,495)          1,234
Cash and cash equivalents:
  Beginning of year                                                                       19,386          11,131
                                                                                          ------          ------
  End of period                                                                          $10,891        $ 12,365
                                                                                         =======        ========

Supplemental disclosures:
  Non-monetary transfer:
    Net conversion of loans receivable to real estate owned                              $  --          $  3,782
                                                                                         =====           ========

  Cash payments for:


    Income taxes
                                                                                         $   150        $     57
                                                                                         =======        ========
    Interest

                                                                                         $ 3,949        $  4,061
                                                                                         =======        ========




See Notes to Consolidated Financial Statements.

PROGRESS FINANCIAL CORPORATION




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Basis of Presentation

In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1997 Annual Report and Form 10-K. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Realty Advisors, Inc., Progress Capital, Inc., Procall Teleservices, Inc., and Progress Capital Management, Inc. All significant intercompany transactions have been eliminated.

(2)    Acquisitions

On January 14, 1998, the Company acquired PAM Holding Corporation and its subsidiaries, PAM Financial and PAM Investment Company, which had unaudited assets and stockholders' equity of $15.5 million and $.4 million respectively, at December 31, 1997. The transaction was accounted for under the pooling of interests method of accounting during 1998. The Company issued 61,835 shares of common stock for all of PAM Holding Corporation's common shares outstanding. The prior period financial information has been restated to include PAM Holding Corporation and its subsidiaries. The acquisition did not have a material impact on the financial statements.

(3)    New Developments

The Company issued 750,000 shares of common stock in a secondary offering and filed a Registration Statement on Form S-2 with the Securities and Exchange Commission dated May 6, 1998, in connection therewith.

During the first quarter of 1998, the Company formed Progress Development Corporation which generates fee income from the development of assisted living communities.

(4)    Capital Securities

During the quarter ended June 30, 1997, the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). In June 1997, the Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.0 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $6.0 million of the net proceeds to Progress Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations. Net proceeds retained by the Company will be used for general purposes, including investments in other subsidiaries and potential future acquisitions.

PROGRESS FINANCIAL CORPORATION





(5)    Sale of Mortgage Servicing Portfolio

In March 1997, the Company sold its FNMA/FHLMC mortgage servicing portfolio of approximately $347.4 million. The transaction resulted in a gain of $978,000. The impact on earnings of reduced servicing fee income and interest earned on investable balances will be offset by lower compensation and administrative costs and the earnings on the cash received in the sale.

(6)    Other

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for the Company for interim and annual periods ending after December 15,1997. SFAS 128 requires restatement of all prior-period per share data that is presented on a comparative basis. All prior period per share amounts have been presented in accordance with the new standard.

PROGRESS FINANCIAL CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 1997 data.
                                     SUMMARY

The Company recorded net income of $ 996,000 or diluted earnings per share of $.22 for the three months ended March 31, 1998, in comparison with net income of $1.2 million or $.27 per share for the three months ended March 31, 1997. Return on average stockholders' equity was 15.53% and return on average assets was .83% for the three months ended March 31, 1998 compared to 22.22% and 1.14%, respectively, for the three months ended March 31, 1997.

Net interest income was $5.2 million and $4.1 million for the three months ended March 31, 1998 and 1997, respectively. Operating results for the three months ended March 31, 1998 and 1997 included $202,000 and $193,000, respectively, in provision for possible loan and lease losses. Other income for the three months ended March 31, 1998 and March 31, 1997 included service charges on deposits of $367,000 and $360,000, respectively. Loan brokerage and advisory fees were $445,000 as compared to $30,000 for the same period in 1997. Gain on sale of securities was $215,000 and $34,000 for the same period in 1997. Other expenses totaled $5.2 million for the three months ended March 31, 1998 in comparison with $3.8 million for the same period in 1997. The increase of $1.4 million is primarily due to increased salaries and employee benefits relating to employees of acquired companies and new staffing, and other operating expense (including expense on capital securities of $398,000).

Total assets decreased to $484.8 million at March 31, 1998 from $508.9 million at December 31, 1997. Loan and leases increased $3.5 million. The net interest margin increased to 4.66% from 4.43% at March 31, 1997.

The Company's equity increased to $26.8 million from $25.5 million at December 31, 1997. The increase primarily relates to net income which was partially offset by the quarterly dividend of $.03 per share.

                             RESULTS OF OPERATIONS


Net Interest Income

For the three months ended March 31, 1998 net interest income amounted to $5.2 million in comparison with $4.1 million for the same period in 1997. Net interest income for the three months ended March 31, 1998 was positively impacted by a $72.6 million increase in average interest-earning assets, while average interest-bearing liabilities increased $48.7 million. The interest rate spread increased 5 basis points in the first quarter of 1998 compared to the same period in 1997, primarily due to a 7 basis point decrease in the average rate on interest-bearing liabilities and a 2 basis point decrease in the average yield on interest-earning assets.

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


                                                                          For The Three Months Ended March 31,
                                                                              1998                 1997
                                                                              ----                 ----
                                                                               (Dollars in Thousands)



                                                               Average                 Yield/   Average               Yield/
                                                               Balance     Interest    Rate     Balance   Interest    Rate

Interest-earning assets:
  Investment securities and other interest-earning asssets  $  13,286     $   164      5.01%    $9,187       135      5.96%
  Mortgage-backed securities                                   90,518       1,475      6.61     89,743      1,546     6.99
  Single family residential loans                              56,744       1,091      7.80     64,369      1,244     7.84
  Commercial real estate loans                                113,784       2,519      8.98     93,560      2,132     9.24
  Construction loans                                           25,596         682     10.81     21,570        600    11.28
  Commercial business loans                                    68,313       1,695     10.06     34,026        794     9.46
  Lease financing                                              57,698       1,770     12.44     42,789      1,417    13.43
  Consumer loans                                               25,535         536      8.51     23,669        484     8.29
                                                               ------         ---      ----     ------        ---     ----
  Total interest-earning assets                               451,474       9,932      8.92%   378,913      8,352     8.94%
                                                              -------       -----      ----    -------      -----     ----
  Non-interest-earning assets                                  32,377                           29,420
                                                               ------                           ------
  Total assets                                               $483,851                         $408,333
                                                             --------                         --------

Interest-bearing liabilities:
  Interest-bearing deposits                                   $38,750         218      2.29%   $30,855        161     2.12%
  NOW and SuperNOW                                             32,553         245      3.05     38,661        317     3.33
  Passbook and statement savings                               31,317         211      2.73     29,364        198     2.73
  Time deposits                                               195,151       2,676      5.56    171,919      2,283     5.39
                                                              -------       -----      ----    -------      -----     ----
    Total interest-bearing deposits                           297,591       3,350      4.57     270,799     2,959     4.43
  Advances from the Federal Home Loan Bank                     47,942         682      5.77      24,736       407     6.67
  Other borrowings                                             47,116         709      6.10      48,433       851     7.13

     Total interest-bearing liabilities                       392,649       4,741      4.90%    343,968     4,217     4.97%

Non-interest bearing liabilities                               50,198                            43,377

     Total liabilities                                        442,847                           387,345
Capital securities                                             15,000                               ---
Stockholder's Equity                                           26,004                            20,988

     Total liabilities and stockholders' equity              $483,851                          $408,333

Net interest income: interest rate spread(2)                                $5,191     4.02%                $4,135    3.97%

Net interest margin(3)                                                                 4.66%                          4.43%

Average interest-earning assets to average interet-bearing
liabilities                                                                           114.98%                        110.61%

(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair value that are reflected in stockholders' equity. (2) Interest rate spread represents the difference between the weighted average yield on interest-earning assets, and the weighted average cost of interest-bearing liabilities. (3) Net interest margin represents net interest income divided by average interest-earning assets.

PROGRESS FINANCIAL CORPORATION





Total interest income amounted to $9.9 million for the three months ended March 31, 1998, a $1.6 million or 18.9% increase when compared to the same period in 1997. This increase was due to a $72.6 million increase in earning assets, which was primarily the result of growth in loans. Income on commercial business loans and commercial real estate loans increased $901,000 and $387,000, respectively, due to commercial business loans and commercial real estate loans increasing by $34.3 million and $20.2 million, respectively. These increases were partially offset by a decrease of $7.6 million in single-family residential loans which resulted in a $153,000 decrease in related income.

Total interest expense amounted to $4.7 million for the three months ended March 31, 1998, a $524,000 or 12.4% increase in comparison to the same period in 1997. Interest expense on deposits increased $391,000 as the average balance on deposits increased $26.8 million. Interest expense on advances from the Federal Home Loan Bank increased $275,000, mainly due to $23.2 million increase in average advances from the Federal Home Loan Bank. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets. Other borrowings primarily consist of securities sold under agreements to repurchase and subordinated debt.


Provision for Possible Loan and Lease Losses

The Company's provision for possible loan and lease losses represents the charge against earnings that is required to fund the allowance for possible loan and lease losses. The level of the allowance for possible loan and lease losses is determined by inherent risks within the Company's loan and lease portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. See "Non-Performing Assets."

During the three months ended March 31, 1998, the Company recorded a $202,000 provision compared with $193,000 for the comparable period in 1997, and had net recoveries of $55,000 during the three months ended March 31, 1998 in comparison with $45,000 in net charge-offs during the comparable period in 1997. At March 31, 1998, the allowance for loan and lease losses amounted to $4.1 million or 1.19% of total loans and leases and 215.1% of total non-performing loans. See "Non-Performing Assets - Allowance for Possible Loan and Lease Losses."

The Company's allowance for possible loan and lease losses increased by $204,000, from March 31, 1997. The provision for possible loan and lease losses of $202,000 for the three months ended March 31, 1998 was considered necessary by management to maintain the allowance for possible loan and lease losses at an adequate level. The ratio of delinquent loans to the total loan portfolio increased to 4.2% at March 31, 1998 versus 1.8% at March 31, 1997.

Although management utilizes its best judgement in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible loan and lease losses in the future as a result of adverse market conditions for loans in the Company's primary market area, future increases in non-performing loans and leases or for other reasons. Any such increase could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan and lease losses and the carrying value of its other non-performing assets. Such agencies may require the Company to recognize additions to its allowance for possible losses on loans and leases and allowance for possible losses on REO based on their judgement about information available to them at the time of their examination.

PROGRESS FINANCIAL CORPORATION

Other Income

The following table details other income for the periods indicated.






                                           For The Three Months
                                              Ended March 31,
                                            1998         1997
                                           (Dollars in Thousands)
                                              (unaudited)
     Other income:

        Service charges on deposits          $367         $360
        Leasing financing fees                365          307
        Teleservices fee income               174          ---
        Loan brokerage and advisory fees      445           30
        Gain on sale of mortgage servicing
        rights                               ---           978
        Gain from sales of securities        215            34
        Loss on properties sold              ---          (193)
        Fees and other                       239           218

               Total other income          $1,805        $1,734



Total other income amounted to $1.8 million for the three months ended March 31, 1998, an increase of $71,000 compared with the $1.7 million in other income for the three months ended March 31, 1997. Other income for the three months ended March 31, 1998 compared to the same period in 1997 primarily relates to loan brokerage and advisory fees generated by the Company's commercial mortgage banking subsidiary increased by $415,000 over first quarter 1997. Gain on securities sales increased by $181,000 over 1997. The prior year included a gain of $978,000 from the sale of mortgage servicing rights.

PROGRESS FINANCIAL CORPORATION





Other Expense

The following table details other expense for the periods indicated.


                                                For The Three Months
                                                   Ended March 31,
                                           1998                1997

                                             (Dollars in Thousands)
                                                   (unaudited)
Other expense:
  Salaries and employee benefits             $2,803            $1,961
  Occupancy                                     305               307
  Data processing                               249               312
  Furniture, fixtures and equipment             254               189
  Loan and real estate owned expense, net       (68)              103
  Professional services                         191               239
  Capital securities expense                    398                --
  Other                                       1,087               744
           Total other expense               $5,219              $3,855

Total other expense amounted to $5.2 million for the three months ended March 31, 1998. An increase of $1.4 million from the $3.8 million recognized during the comparable 1997 period, was partially due to increases in salaries and employee benefits of $842,000 relating to additional employees of companies acquired and new staffing requirements within the bank. Capital securities expense increased by $398,000 over 1997.

Income Tax Expense

The Company recorded income tax expense of $579,000 for the three months ended March 31, 1998. For the three months ended March 31, 1997 the Company recorded an income tax expense of $671,000.

PROGRESS FINANCIAL CORPORATION




                                               FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet the funding needs of current loan demand, savings deposit withdrawals and to pay operating expenses. The Company generally has no significant source of income other than dividends from the Bank and its other subsidiaries and any fees paid by the Bank and its other subsidiaries to the Company. The Bank pays a monthly management fee to the Company in order to compensate the Company for certain operating expenses. The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having Maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the Office of Thrift Supervision to reflect economic conditions. The Bank's average liquidity ratio for the three months ended March 31, 1998 was 4.81%. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand resulted from net reductions in retail deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits and advances from the Federal Home Loan Bank (the "FHLB") and other borrowings. The Company's primary source of funds has historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB and other sources and sales of investment securities, loans and mortgage-backed securities. During the three months ended March 31, 1998, the Company used its resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments and maintain its liquidity. For the three months ended March 31, 1998, cash was provided by operating and financing activities and used in investing activities. Operating activities provided $1.7 million of cash. Investing activities used $15.5 million in cash as the purchases of mortgage-backed securities exceeded repayments and sales of such securities by $10.0 million. In addition, financing activities provided $5.4 million in cash primarily from net increases of $12.5 million in advances from the FHLB, partially offset by a decrease in other borrowings of $8.8 million, and net increases in time deposits of $4.9 million. At March 31, 1998, the Company had $103.4 million in loan commitments to extend credit and $580,000 in letters of credit outstanding. At March 31, 1998, FHLB advances that are scheduled to mature through March 31, 1999 totaled $2.9 million. Other borrowings that are scheduled to mature within one year of March 31, 1998 totaled $30.8 million. Subordinated debentures of $3.0 million are due June 30, 2004 and are redeemable after July 1, 1996. The capital securities are due June 1, 2027. At March 31, 1998, the total amount of time deposits that are scheduled to mature through March 31, 1999 totaled $139.0 million. Management has focused considerable attention on the retention of the Company's core deposit base, which has been impacted by increased competition for deposit funds.

PROGRESS FINANCIAL CORPORATION





The Company's deposits are obtained primarily from residents near the Bank's eight full service offices in Montgomery County, one office in Delaware County, one office in Chester County and one office in the Andorra section of Philadelphia. The Bank has drive-up banking facilities at four of its offices and has automated teller machines at all of its offices and at three additional locations. The Company offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans. Deposits increased $2.8 million during the three months ended March 31, 1998 from $340.8 million at December 31, 1997 to $343.6 million at March 31, 1998. The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a bank's assets or on the FHLB's assessment of the bank's creditworthiness. The FHLB credit policies may change from time to time at its discretion. The following table presents certain information regarding FHLB advances and other borrowings for the periods indicated.


                                             At or For the Three Months
                                                  Ended March 31,
                                                 1998               1997

                                             (Dollars in thousands)

Average balance outstanding                      $95,058         $73,169
Maximum amount outstanding at any
 month-end during the period                     101,440          82,557
Weighted average interest rate during the period   5.93%          6.97%
Weighted average interest rate at end of the period 6.09%         6.85%

The Company continued to utilize advances from the FHLB as a source of funds to meet loan demand during the three months ended March 31, 1998. FHLB advances increased $12.5 million to $45.9 million at March 31, 1998 from $33.4 million at December 31, 1997. Other borrowings consisting primarily of securities sold under agreements to repurchase and subordinated debt were $42.0 million at March 31, 1998 and $50.8 million at December 31, 1997.

PROGRESS FINANCIAL CORPORATION




Capital Resources

The Bank is required pursuant to OTS regulations to have (I) tangible capital equal to at least 1.5% of adjusted total assets, (ii) core capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At March 31, 1998, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk-based capital at March 31, 1998:

                                         Tangible         Core         Risk-Based
                                          Capital   %    Capital   %    Capital       %

GAAP Capital                              $35,277         $35,277       $35,277
General valuation allowance                 ----            ----          4,085
Unrealized loss on securities available     (62)            (62)            (62)
for sale
Goodwill                                   (3,015)         (3,015)       (3,015)
     Total                                 32,200   6.80%  32,200  6.80% 36,285     10.63%

Minimum capital requirement                 7,101   1.50   14,202  3.00  27,296     8.00

Regulatory capital-excess                  25,099   5.30%  17,998  3.80% 8,989      2.63%






The prompt corrective action regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 defined specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with their primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

At March 31, 1998, the Bank's leverage ratio was 6.80%, Tier 1 risk-based ratio was 9.44%, total risk-based ratio was 10.63%, and tangible equity ratio was 6.80%, based on leverage capital of $ 32.2 million, Tier 1 capital of $32.2 million, total risk-based capital of $36.3 million and tangible equity capital of $32.2 million. As of March 31, 1998, the Bank was classified as "well capitalized."

Cash and Due From Banks

Interest-bearing deposits in other banks totaled $2.6 million at March 31, 1998 in comparison with $7.7 million at December 31, 1997. At March 31, 1998, the Company also had $8.2 million in cash and non-interest bearing deposits in other banks compared with $11.7 million at December 31, 1997.

Investment Securities

The Company is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Company utilizes deposits with the FHLB, including bankers' acceptances, loans to financial institutions whose deposits are insured by the FDIC, Federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $2.3 million of such securities on its books at March 31, 1998.

PROGRESS FINANCIAL CORPORATION





The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated:

                                                                  Gross         Gross      Estimated
                                                  Amortized     Unrealized   Unrealized      Fair        Carrying
                                                     Cost         Gains        Losses        Value         Value
                                                     ----         -----        ------        -----         -----
                                                                                (Dollars in thousands)
                                                                                  At March 31, 1998
Available for sale:
U.S. agency obligations                              $2,000        $  2      $--            $2,002         $2,002
Equity investments                                    1,985         317       --             2,302          2,302
                                                      -----         ---                      -----          -----
  Total available for sale                            3,985         319       --             4,304          4,304
                                                      =====         ===                      =====          =====

Held to maturity:
FHLB stock, pledged                                  $2,993        $ --      $--            $2,993         $2,993
FHLB investment securities                            4,707          42        9             4,740          4,707
                                                      -----          --        -             -----          -----
  Total held maturity                                $7,700        $ 42      $ 9            $7,733         $7,700
                                                     ======        ====      ===            ======         ======

                                                                                  At December 31, 1997
                                                                                  --------------------
Available for sale:
U.S.agency obligations                               $3,000         $  1     $ --           $3,001         $3,001
Equity Investments                                    2,924          470       --            3,394          3,394
                                                      -----          ---                     -----          -----
  Total available for sale                           $5,924         $471     $ --           $6,395         $6,395
                                                     ======         ====     ==             ======         ======

Held to maturity
FHLB stock pledged                                   $1,728         $ --     $ --           $1,728         $1,728
FHLB investment securities                            2,323           19       --            2,342          2,323
                                                      -----           --                     -----          -----
  Total held to maturity                             $4,051         $ 19       --            4,070          4,051
                                                     ======         ====                     =====          =====


The amortized cost and estimated fair value of investment securiteis by contractual maturity at March 31, 1998 are as follows:

                                                       Available for sale                      Held to maturity
                                                   Amortized         Estimated       Amortized            Estimated
                                                      Cost           Fair Value        Cost               Fair Value
                                                                             (Dolars in thousands)
Due after one year through five years                $2,000          $2,002            $   --               $   --
Due after five years through ten years                   --              --                --                   --
Due after ten years                                      --              --             4,707                4,740
No stated maturity                                    1,985           2,302             2,993                2,993
                                                      -----           -----             -----                -----
  Total investment securities                        $3,985          $4,304            $7,700               $7,733
                                                     ======          ======            ======               ======


Mortgage-Backed Securities

The following tables detail the cost, gross unrealized gains and losses, estimated fair value and carrying value of mortgage-backed securities by classification at the dates indicated.

                                                                      Gross             Gross         Estimated
                                                       Amortized    Unrealized       Unrealized         Fair        Carrying
                                                         Cost         Gains            Losses          Value         Value
                                                         ----         -----             ------         -----         -----

                                                                                     (Dollars in thousands)
                                                                                        At March 31, 1998
Held to maturity:                                      $18,037       $ --             $ 295            $17,742       $18,037
GNMA                                                    14,491         13                54             14,450        14,491
FHLMC                                                   13,108         45                95             13,058        13,108
                                                        ------         --                --             ------        ------
   Total held to maturity                              $45,636       $ 58               444             45,250        45,636
                                                       =======       ====               ===             ======        ======

Available for sale:
GNMA                                                   $41,920       $128             $  71             $41,977      $41,977
FNMA                                                       831          7                 3                 835          835
FHLMC                                                    1,216         18                --               1,234        1,234
Non-agency pass through certificate                      2,426         10                --               2,436        2,436
                                                         -----         --                                 -----        -----
  Total available for sale                             $46,393       $163             $  74             $46,482      $46,482
                                                       =======       ====             =====             =======      =======

                                                                                     At December 31, 1997
Held to maturity:
GNMA                                                   $19,509       $ --             $ 262             $19,247      $19,509
FNMA                                                    15,900         14                42              15,872       15,900
FHLMC                                                   14,012         75               112              13,975       14,012
                                                        ------         --               ---              ------       ------
  Total held to maturity                               $49,421       $ 89             $ 416             $49,094      $49,421
                                                       =======       ====             =====             =======      =======
Available for sale:
GNMA                                                   $39,553       $234             $ 15              $39,772      $39,772
FNMA                                                       914          2               12                  904          904
FHLMC                                                    1,336          8               29                1,315        1,315
Non-agency pass through cerficate                        2,443         84               --                2,527        2,527
                                                         -----         --                                 -----        -----
  Total available for sale                             $44,246       $328             $ 56              $44,518      $44,518
                                                       =======       ====             ====              =======      =======





Mortgage-backed securities increase the credit quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. The mortgage-backed securities portfolio contains no speculative derivative securities at March 31, 1998. In addition, the Company has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Company's asset/ liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Company's regulatory capital or similar factors. Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security pursuant to the level yield method. Mortgage-backed securities that are held for an indefinite period of time are classified as available for sale and are carried at fair value pursuant to SFAS 115. Mortgage-backed securities are classified as available for sale primarily based on the yield and duration of specific investments. The fixed-rate mortgage-backed securities held by the Company approximate the duration of the type of loan the Company originates and therefore, such securities may be sold to allow for additional loan growth and/or other asset/liability management strategies. Although the Company's mortgage-backed securities portfolio may have a shorter average term to maturity and greater liquidity than the Company's single-family residential real estate loans, the Company is subject to reinvestment risk with respect to such portfolio. Specifically, as the Company's mortgage-backed securities amortize or prepay, the Company may not be able to reinvest the proceeds of such repayment and prepayments at a comparable favorable rate, particularly if the mortgage-backed securities were acquired in a higher interest rate environment. In addition, mortgage-backed securities classified as available for sale are carried at fair value, which could result in fluctuations in the Company's stockholders' equity, due to changes in the fair value of such securities. Accordingly, the Company's portfolio of mortgage-backed securities classified as available for sale may result in increased volatility in the Company's liquidity, operations and capital. The Company attempts to address such risks by actively managing its portfolio in relation to changes in interest rates and the Company's liquidity needs. Mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $41.4 million at March 31, 1998. Mortgage-backed securities pledged as collateral for public funds amounted to $28.8 million at March 31, 1998.

Loans and Leases
The Company's netloan and lease portfolio, totaled $343.5 million at March 31, 1998 or 70.9% of its total assets, an increase of $3.2 million or .10% from the $340.3 million outstanding at December 31, 1997. The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated.


                                                March 31, 1998        December 31, 1997
                                                Amount    Percent     Amount  Percent
Single family residential real estate          $56,867      16.36     $56,565     16.44
Commercial real estate                         116,529      33.52     109,938     31.94
Construction (net of loans in process of
     $17,494 and $23,641, respectively)         25,322      7.28      26,695      7.76
Consumer loans                                  24,141      6.94      24,639      7.16
Credit card receivables                            865      .25          918       .27
Commercial business                             65,394      18.81     69,312      20.14
Lease financing                                 70,557      20.30     67,439      19.59
Unearned income                                (12,032)     (3.46)   (11,367)    (3.30)
     Total loans and leases                    347,643      100.00%   344,139    100.00

Allowance for possible loan and lease losses    (4,120)                (3,863)

          Net loans and leases                 343,523                340,276


PROGRESS FINANCIAL CORPORATION





                                               NON-PERFORMING ASSETS

General

Non-performing assets consist of non-accrual loans and REO. Total non-performing assets amounted to $2.2 million at March 31, 1998, $2.6 million at December 31, 1997 and $5.7 million at March 31, 1997.

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

Real estate acquired in partial or full satisfaction of loans is recorded at the lower of cost (recorded balance of the loan at foreclosure plus foreclosure costs) or fair value through a charge to the allowance for possible loan and lease losses and the lower of this new cost basis or fair value less estimated costs to sell thereafter. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. Costs relating to the development and improvement of property are capitalized, when carrying value does not exceed fair value. Gains on the sale of real estate are recognized upon disposition of the property and losses are charged to operations as incurred.

The following table details the Company's non-performing assets at the dates indicated:
                                          March 31,   December 31,  March 31,
                                            1998         1997         1997

Loans and leases accounted for on
a non-accrual basis                        $1,915      $2,179       $1,694

REO, net of related reserves                 300           381       4,035
      Total non-performing assets          $2,215       $2,560       $5,729

Non-performing loans and leases as a
percentage of total loans and leases        1.76%         1.46%       1.74%

Non-performing assets as a percentage
of total assets                              .46%           .50%       1.38%

Accruring loans 90 or more days past due   $4,118          $2,770     $3,272








Non-performing assets decreased $345,000 to $2.2 million at March 31, 1998 from $2.6 million at December 31, 1997. This decrease is mainly due to a lower level of non-accrual loans at March 31, 1998.

The $1.9 million of non-accrual loans at March 31, 1998 consists of $1.2 million of loans secured by single family residential property, $174,000 of consumer loans, $125,000 of commercial mortgages, and $415,000 of lease financing. The $300,000 of REO at March 31, 1998 consists of one single-family property.

PROGRESS FINANCIAL CORPORATION





Delinquencies

All loans and leases are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed unlikely to warrant further accrual. See "Non-Performing Assets-General."

The following table sets forth informationconcerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                         March 31,           December 31,        March 31,
                            1998                 1997               1997
                      Amount   Percent     Amount   Percent   Amount Percent

Delinquencies:
     30 to 59          $7,479    2.18%      $6,167    1.81%     $3,624   1.27%
     60 to 89           2,844      .83       1,971     .58       1,625     .57
     90 or more days    4,118     1.20       2,770      .81      3,272   1.15

     Total             $14,441     4.21%     $10,908    3.20%    8,521   2.99

PROGRESS FINANCIAL CORPORATION




Allowance for Possible Loan and Lease Losses

The following table details the Company's allowance for possible loan and lease losses for the periods indicated:

                                                       At or
                                                  For the Three Months
                                                      Ended March 31,
                                                  1998           1997
                                                  (Dollars in thousands)

Average loans and leases outstanding            $347,670       $279,983

Balance beginning of period                       $3,863        $3,768

Charge-offs
Residential real estate                             ---             3
Commercial real estate                              ---            29
Consumer                                            ---             6
Commercial                                          ---            26
Leases                                              52             39

Total charge-offs                                   52             103

Recoveries
Residential real estate                              ---            4
Consumer                                               1            -
Commercial                                             6            37
Leases                                               100            17

Total recoveries                                     107           58

Net charge-offs (recoveries)                        (55)            45

Additions charged to operations                      202            193

Balance at end of period                            4,120          3,916

Ratio of net charge-offs (recoveries)
during the period to average loans
and leases outstanding during the
period                                               (.02)%        .02%

Ratio of allowance for possible loan
and lease losses to average loans
and leases outstanding during the
perios                                                 68.3%        78.9%

PROGRESS FINANCIAL CORPORATION




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

Item 2.  Changes in Securities

On March 16, 1998, the Company filed a Form S-3 with the Securities and Exchange Commission to register 82,988 shares of common stock in connection with the PAM Holding Corp. acquisition and the sale of securities to an individual.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 -  Statement  re: Computation of  per share earnings

On January 15, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission under Item 5 that it had completed its acquisition of PAM Holding Corp. based in Bethlehem, Pennsylvania.

PROGRESS FINANCIAL CORPORATION





Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               Progress Financial Corporation
                                               (Registrant)




May 15, 1998
 Date                                                      Frederick E. Schea,
                                                      Senior Vice President and
                                                        Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

PROGRESS FINANCIAL CORPORATION



Exhibit (11)
Computation of Earnings Per Share


                                                For the Three Months
                                                  Ended March 31,
                                                  1998          1997


A. Net Income applicable to common stock          $996,000      $1,150,000

     Earnings Per Share

B. Average common shares outstanding              4,136,876      4,011,462

     Earnings Per Share:
          Net income (A/B)                             $.24         $.29

     Average common shares outstanding            4,136,876      4,011,462

     Dilutive average common shares outstanding
          under options and warrants                713,178        616,408

     Exercise prices                                $.95 to          $.95 to
                                                       $16.5           10.83
     Assumed proceeds on exercise                $ 4,170,351        $3,008,695

     Market value per share                         $ 16.682         $8.832

     Less: Treasury stock purchases
           with the assumed proceeds
           from exercise of options
           and warrants                              249,991          340,658
C.   Adjusted average common shares -
     assuming dilution                             4,600,063          4,287,212

     Earnings Per Share Assuming Dilution:
          Net Income (A/C)                             $.22               $.27