Form 10-Q
period 1998-06-30
PROGRESS FINANCIAL CORP
filed 1998-08-13
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1998.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________________.

Commission File Number: 0-14815


                         Progress Financial Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                              23-2413363
-------------------------------                  ---------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification Number)


4 Sentry Parkway
Suite 230
Blue Bell, Pennsylvania                              19422
----------------------------------------           ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock ($1.00 par value)                         5,001,577
   ------------------------------                 ----------------------------
    Title of Each Class                           Number of Shares Outstanding
                                                    as of July 31, 1998

PROGRESS FINANCIAL CORPORATION






                         Progress Financial Corporation
                                Table of Contents



                         PART I - Financial Information
                                                                          Page

Item 1.Financial Statements

       Consolidated Statements of Financial Condition as of June 30, 1998
       and December 31, 1997 (unaudited).....................................3

       Consolidated Statements of Operations for the three and
       six months ended June 30, 1998 and 1997 (unaudited)...................4

       Consolidated Statements of Cash Flows for the six months ended
       June 30, 1998 and 1997 (unaudited)....................................5

       Notes to Consolidated Financial Statements (unaudited)................7

Item 2.Management's Discussion and Analysis of Financial Condition and
       Results of Operations (unaudited).....................................9



                         PART II - Other Information


Item 1.Legal Proceedings....................................................25

Item 2.Changes in Securities................................................25

Item 3.Defaults upon Senior Securities......................................25

Item 4.Submission of Matters to a Vote of Security Holders..................25

Item 5.Other Information....................................................25

Item 6.Exhibits and Reports on Form 8-K.....................................25

       Signatures...........................................................26

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Condition

                                                                                             June 30,      December 31,
                                                                                               1998             1997
                                                                                             -------        ------------
                                                                                              (Dollars in thousands)
                                                                                                   (unaudited)
Assets
   Cash and due from banks:
   Interest bearing                                                                          $   922          $ 7,689
   Non-interest bearing                                                                       12,183           11,697
Investment securities
   Available for sale at fair value (amortized cost:$7,834 in 1998 and $5,924 in 1997)         8,050            6,395
   Held to maturity at amortized cost (fair value: $ 11,295 in 1998 and $4,070 in 1997)       11,222            4,051
Mortgage-backed securities:
   Available for sale at fair value (amortized cost: $134,312 in 1998 and $44,246 in 1997)   134,079           44,518
   Held to maturity at amortized cost (fair value: $39,789 in 1998 and $49,094 in 1997)       40,219           49,421
Loans and leases, net                                                                        365,536          340,276
Real estate owned, net                                                                           300              380
Premises and equipment, net                                                                    9,755            9,319
Accrued interest receivable                                                                    3,301            2,728
Deferred income taxes                                                                          1,800              274
Receivable for securities sold                                                                    --           21,043
Other assets                                                                                  14,959           11,144
                                                                                            --------         --------
   Total assets                                                                             $602,326         $508,935
                                                                                            ========         ========
Liabilities and Stockholder's Equity
Liabilities:
     Deposits                                                                               $362,679         $340,761
     Federal Home Loan Bank borrowings                                                        80,240           33,450
     Other borrowings                                                                         90,020           50,797
     Advance payments by borrowers                                                             2,630            3,561
     Accrued interest payable                                                                  2,223            1,626
     Payable for securities purchased                                                             --           32,385
     Other liabilities                                                                         7,835            5,886
                                                                                            --------         --------
     Total liabilities                                                                       545,627          468,466
                                                                                            --------         --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the Corporation                   15,000           15,000
Commitments and contingencies
Stockholders' equity:
     Serial preferred stock - 1,000,000 shares authorized but unissued                            --              --
     Junior participating preferred stock - $.01 par value;
         1,010 shares authorized but unissued                                                     --              --
     Common stock - $1 par value; 12,000,000 and 6,000,000 shares authorized;
         4,996,000 and 4,126,000 shares issued and outstanding at June 30, 1998 and
         December 31, 1997, respectively                                                       4,996            4,126
     Capital surplus                                                                          34,990           20,950
     Unearned Employee Stock Ownership Plan                                                    (255)            (164)
     Retained earnings                                                                         1,979               97
     Unrealized gain (loss) on securities available for sale, net of deferred income tax        (11)              460
                                                                                            --------         --------
     Total stockholder's equity                                                               41,699           25,469
                                                                                            --------         --------
     Total liabilities,  Corporation-obligated  mandatorily  redeemable capital
     securities  of  subsidiary   trust  holding   solely  junior   subordinated
     debentures of the Corporation and stockholders' equity                                 $602,326         $508,935
                                                                                            ========         ========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations



                                                              For the Three Months           For the Six Months
                                                                 Ended June 30,                Ended June 30,
                                                              1998           1997           1998           1997
                                                              ----           ----           ----           ----
                                                             (Dollars in Thousands)        (Dollars in Thousands)
                                                                  (unaudited)                   (unaudited)
Interest income:
   Loans and leases, including fees                          $8,659         $7,192        $16,952         $13,863
   Mortgage-backed securities                                 1,877          1,513          3,352           3,059
   Investment securities                                        226            100            367             210
   Other                                                         16             69             39              94
                                                             ------         ------        -------         -------
       Total interest income                                 10,778          8,874         20,710          17,226

Interest expense:
   Deposits                                                   3,547          3,018          6,897           5,977
   Federal Home Loan Bank borrowings                            898            460          1,580             867
   Other borrowings                                             872            878          1,581           1,729
                                                             ------         ------        -------          ------
       Total interest expense                                 5,317          4,356         10,058           8,573
                                                             ------         ------        -------          ------
Net interest income                                           5,461          4,518         10,652           8,653
Provision for possible loan and lease losses                    224            203            426             396
                                                             ------         ------        -------          ------
Net interest income after provision for possible loan         5,237          4,315         10,226           8,257
   and lease loans                                           ------         ------        -------          ------

Non-interest income:
   Service charges on deposits                                  409            409            776             769
   Lease financing fees                                         384            300            749             607
   Teleservices fee income                                      338            111            512             111
   Loan brokerage and advisory fees                             390             99            835             129
   Gain on sale of mortgage servicing rights                     --             --             --             978
   Gain on sale of securities                                   122             --            337              34
   Gain (loss) on properties sold                                --             11             --           (182)
   Fees and other                                               619            355            858             573
                                                             ------         ------        -------          ------
       Total non-interest income                              2,262          1,285          4,067           3,019
                                                             ------         ------        -------          ------

Non-interest expense:
   Salaries and employee benefits                             2,893          2,088          5,696           4,049
   Occupancy                                                    353            320            658             627
   Data processing                                              262            286            511             598
   Furniture, fixtures and equipment                            282            200            536             389
   Loan and real estate owned expenses, net                      36             43           (32)             146
   Professional services                                        189            201            380             440
   Capital securities expense                                   399            128            797             128
   Other                                                      1,316            925          2,403           1,669
                                                             ------         ------        -------          ------
       Total non-interest expense                             5,730          4,191         10,949           8,046
                                                             ------         ------        -------          ------


Income before income taxes                                    1,769          1,409          3,344           3,230
Income tax expense                                              648            519          1,227           1,190
                                                             ------         ------        -------          ------
Net income                                                   $1,121         $  890         $2,117          $2,040
                                                             ======         ======        =======          ======

Net income per common share                               $     .24      $     .22      $     .48       $     .51
                                                          =========      =========      =========       =========
Net income per common share, assuming dilution            $     .22      $     .21      $     .44       $     .48
                                                          =========      =========      =========       =========
Dividends per common share                                $     .03      $     .02      $     .06       $     .04
                                                          =========      =========      =========       =========
Average common shares outstanding                         4,624,515      4,029,847      4,382,043       4,020,705
                                                          =========      =========      =========       =========
Average common shares outstanding, assuming dilution      5,124,001      4,306,212      4,864,796       4,274,444
                                                          =========      =========      =========       =========



See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                           1998            1997
                                                                                           ----            ----
                                                                                          (Dollars in thousands)
                                                                                               (unaudited)
Cash flows from operating activities:
  Net income                                                                              $2,117          $2,040
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                           666             577
     Provision for possible loan and lease losses                                            426             396
     Deferred income tax expense                                                              --           1,461
     Gain from mortgage banking activities                                                    --         (1,005)
     Gain from sales of securities available for sale                                      (337)            (34)
     Gains from sales of loans and leases                                                   (48)              --
     Loss on properties sold                                                                  --             182
     Accretion of deferred loan and lease fees and expenses                                (513)           (501)
     Amortization of premiums/accretion of discounts on securities                         1,542             335
   Sales of loans held for sale                                                               --              72
   Increase in accrued interest receivable                                                 (573)           (269)
   Decrease in other assets                                                               15,790           2,261
   Increase (decrease) in other liabilities                                             (30,361)           7,279
   Increase in accrued interest payable                                                      597             356
                                                                                       ----------       --------
         Net cash flows provided by (used in) operating activities                      (10,694)          13,150
                                                                                       ----------       --------



                                        (continued)

     See Notes to Consolidated Financial Statements.

                                                                                          For The Six Months
                                                                                            Ended June 30,
                                                                                        1998              1997
                                                                                        ----              ----
                                                                                        (Dollars in thousands)
                                                                                             (unaudited)
Cash flows from investing activities:
   Capital expenditures                                                           $    (935)         $   (855)
   Purchases of mortgage-backed securities available for sale                      (129,827)          (10,043)
   Purchase of investment securities available for sale                              (4,849)                --
   Purchase of investment securities held to maturity                                (7,171)                --
   Repayments on mortgage-backed securities held to maturity                           8,788             3,359
   Repayments on mortgage-backed securities available for sale                         8,662             3,610
   Proceeds from sales of mortgage-backed securities available for sale               29,920             3,039
   Proceeds from sales of investment securities available for sale                     3,301                --
   Maturities of investments held to maturity                                             --               220
   Proceeds from sales of loans and leases                                               768                --
   Proceeds from sales of real estate owned                                               80             1,897
   Net increase in loans and leases                                                 (25,893)          (41,927)
                                                                                  ----------         ---------
          Net cash flows used in investing activities                              (117,156)          (40,700)
                                                                                  ----------         ---------

Cash flows from financing activities:
   Net increase (decrease) in demand, NOW and savings deposits                         7,088           (1,888)
   Net increase (decrease) in time deposits                                           14,830           (2,450)
   Net increase in FHLB borrowings                                                    46,790            10,600
   Net increase in other borrowings                                                   39,223             3,927
   Net increase (decrease) in advance payments by borrowers                            (931)               470
   Net proceeds from issuance of capital securities                                       --            15,000
   Dividends paid                                                                      (250)             (152)
   Net proceeds from issuance of common stock                                         14,587                26
   Net proceeds from exercise of stock options                                           232                25
                                                                                  ----------         ---------
          Net cash flows provided by financing activities                            121,569            25,558
                                                                                  ----------         ---------

Net decrease in cash and cash equivalents                                            (6,281)           (1,992)
Cash and cash equivalents:
   Beginning of year                                                                 19,386             11,131
                                                                                  ----------         ---------
   End of period                                                                    $ 13,105           $ 9,139
                                                                                  ==========         =========

Supplemental disclosures:
   Non-monetary transfer:
       Net conversion of loans receivable to real estate owned                    $       --         $   3,503
                                                                                  ==========         =========
   Cash payments for:
          Income taxes                                                            $    2,478         $      70
                                                                                  ==========         =========
          Interest                                                                $    7,976         $   8,345
                                                                                  ==========         =========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    Basis of Presentation

       In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1997 Annual Report and Form 10-K. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Realty Advisors, Inc., Progress Capital, Inc., Procall Teleservices, Inc., Progress Development Corp., and Progress Capital Management, Inc. All significant intercompany transactions have been eliminated.

(2)    Acquisitions

       On January 14, 1998, the Company acquired PAM Holding Corporation and its subsidiaries, PAM Financial and PAM Investment Company, which had unaudited assets and stockholders' equity of $15.5 million and $.4 million, respectively,at December 31, 1997. The transaction was accounted for under the pooling of interests method of accounting during 1998. The Company issued 61,835 shares of common stock for all of PAM Holding Corporation's common shares outstanding. The prior period financial information has been restated to include PAM Holding Corporation and its subsidiaries. The acquisition did not have a material impact on the financial statements.

(3)    New Developments

       The Company increased its quarterly dividend, effective the third quarter of 1998, to $.04 per share from $.03 per share. Also, the Company declared a 5% stock dividend effective during the third quarter of 1998.

       The Company issued 792,800 shares of common stock in a secondary offering and filed a Registration Statement on Form S-2 with the Securities and Exchange Commission dated May 6, 1998, in connection therewith.

       During the first quarter of 1998, the Company formed Progress Development Corporation which generates fee income from the development of assisted living communities.

(4)    Capital Securities

       During the quarter ended June 30, 1997, the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). In June 1997, the Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.0 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $8.0 million of the net proceeds to Progress Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations.

(5)    Sale of Mortgage Servicing Portfolio

       In March 1997, the Company sold its FNMA/FHLMC mortgage servicing portfolio of approximately $347.4 million. The transaction resulted in a gain of $978,000.


(6)    Other

       In February 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for the Company for interim and annual periods ending after December 15,1997. SFAS 128 requires restatement of all prior-period per share data that is presented on a comparative basis. All prior period per share amounts have been presented in accordance with the new standard.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The statement is effective for the Company for interim and annual periods ending after December 15, 1997. Comprehensive income is defined as the change in capital for transactions and other events and circumstances from non-owner sources. Comprehensive income for the Company is derived from net income by adding or deducting unrealized gains and losses from available for sale securities. For the six-month periods ended June 30, 1998 and 1997, comprehensive income was $1.6 million and $2.2 million, respectively.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). The statement becomes effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement established accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements. The Company is currently assessing the potential impact of SFAS 133 on future corporate operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 1998 data.

                                     SUMMARY

The Company recorded net income of $1.1 million or diluted earnings per share of $.22 for the three months ended June 30, 1998, in comparison with net income of $890,000 or $.21 per share for the three months ended June 30, 1997. Return on average stockholders' equity was 12.86% and return on average assets was .85% for the three months ended June 30, 1998 compared to 16.16% and .85%, respectively, for the three months ended June 30, 1997.

For the six months ended June 30, 1998, the Company had net income of $2.1 million or diluted earnings per share of $.44 in comparison with net income of $2.0 million or diluted earnings per share of $.48 for the six months ended June 30, 1997. Return on average shareholders' equity was 14.00% and return on average assets was .84% for the six months ended June 30, 1998 compared to 19.09% and .99%, respectively, for the six months ended June 30, 1997.

Net interest income was $5.5 million and $4.5 million for the three months ended June 30, 1998 and 1997, respectively. Operating results for the three months ended June 30, 1998 and 1997 included $224,000 and $203,000, respectively, in provision for possible loan and lease losses. Non-interest income for the three months ended June 30, 1998 and June 30, 1997 included service charges on deposits of $409,000 in both periods. Lease financing fees were $384,000 for the three months ended June 30, 1998 compared to $300,000 for the same period in 1997. Teleservices fee income was $338,000 for the three months ended June 30, 1998 as compared to $111,000 for the same period in 1997. Loan brokerage and advisory fees were $390,000 for the three months ended June 30, 1998 as compared to $99,000 for the same period in 1997. Gain on sale of securities was $122,000 for the three months ended June 30, 1998.

Non-interest expenses totaled $5.7 million for the three months ended June 30, 1998 in comparison with $4.2 million for the same period in 1997. The increase of $1.5 million was partially due to increased salaries and employee benefits relating to employees of acquired companies and new staffing, and other operating expense, including an increase in expense on capital securities of $271,000.

For the six months ended June 30, 1998, net interest income was $10.7 million in comparison with $8.7 million for the six months ended June 30, 1997. Operating results for the six months ended June 30, 1998 and 1997 included $426,000 and $396,000, respectively, in provision for possible loan and lease losses. Non-interest income for the six months ended June 30, 1998 and June 30, 1997 included service charges on deposits of $776,000 and $769,000, respectively. Lease financing fees were $749,000 for the six months ended June 30, 1998 compared with $607,000 for the same period in 1997. Teleservices fee income was $512,000 for the six months ended June 30, 1998 compared to $111,000 for the same period in 1997. Gain on sale of securities was $337,000 for the six months ended June 30, 1998 compared to $34,000 for the same period in 1997. Loan brokerage and advisory fees increased to $835,000 for the six months ended June 30, 1998 from $129,000 in the same period in 1997. Prior period non-interest income included a $978,000 gain on sale of mortgage servicing rights.

Non-interest expenses totaled $10.9 million for the six months ended June 30, 1998 in comparison to $8.0 million for the same period in 1997. The increase of $2.9 million was partially due to an increase in salaries and employees benefits relating to additional employees of companies acquired and an increase in capital securities expense.

Total assets increased to $602.3 million at June 30, 1998 from $508.9 million at December 31, 1997. Mortgage-backed securities available for sale increased $89.6 million from December 31, 1997 and net loans and leases increased $25.3 million. The net interest margin was 4.52% for the six-month periods ended June 30, 1998 and 1997.

The Company's equity increased to $41.7 million from $25.5 million at December 31, 1997. The increase primarily relates to the issuance of 792,800 shares of common stock during the second quarter.


                              RESULTS OF OPERATIONS


Net Interest Income

Net interest income amounted to $5.5 million for the three months ended June 30, 1998 in comparison with $4.5 million for the same period in 1997. Net interest income for the three months ended June 30, 1998 was positively impacted by a $107.7 million increase in average interest-earning assets, while average interest-bearing liabilities increased $82.9 million. The net interest margin decreased 24 basis points due to lower yields on mortgage-backed securities and residential loans.

For the six months ended June 30, 1998, net interest income amounted to $10.7 million in comparison to $8.7 million for the same period in 1997. Net interest income for the six months ended June 30, 1998 was positively impacted by a $24.0 million improvement in the excess of average interest-earning assets over average interest-bearing liabilities at June 30, 1998 compared to June 30, 1997. The net interest margin remained the same at 4.52% at June 30, 1998 and 1997.

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

                                                                      For the Three Months Ended June 30,
                                                                      1998                           1997
                                                                      ----                           ----
                                                                            (Dollars in Thousands)
                                                           Average              Yield/    Average             Yield/
                                                           Balance   Interest    Rate     Balance   Interest   Rate
                                                           -------   --------   ------    -------   --------  ------
Interest-earning assets:
   Investment securities(1)and other interest-earning        17,435    $  242     5.57%    $11,334  $   169     5.98%
      assets
   Mortgage-backed securities (1)                           121,954     1,877     6.17      86,936    1,513     6.98
   Single family residential loans                           56,059     1,038     7.43      62,252    1,213     7.82
   Commercial real estate loans                             118,898     2,623     8.85      92,427    2,158     9.36
   Construction loans                                        27,602       783    11.38      27,609      774    11.24
   Commercial business loans                                 75,298     1,885    10.04      41,056      997     9.74
   Lease financing                                           57,432     1,789    12.49      46,463    1,536    13.26
   Consumer loans                                            25,314       541     8.57      24,243      514     8.50
                                                           --------   -------   ------    --------   ------   ------

   Total interest-earning assets                            499,992    10,778     8.65     392,320    8,874     9.07
                                                                      -------   ------               ------   ------

Non-interest-earning assets
                                                             31,101                         28,462
                                                           --------                       --------
     Total assets                                          $531,093                       $420,782
                                                           ========                       ========

Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                      $47,736       308     2.59     $32,307      171     2.12
     Money market accounts                                   33,246       252     3.04      37,198      298     3.21
     Passbook and statement savings                          32,017       201     2.52      29,508      200     2.72
     Time deposits                                          201,299     2,786     5.55     174,789    2,349     5.39
                                                           --------   -------   ------    --------   ------   ------
   Total interest-bearing deposits                          314,298     3,547     4.53     273,802    3,018     4.42
   Federal Home Loan Bank borrowings                         60,508       898     5.95      28,402      460     6.50
   Other borrowings                                          57,807       872     6.05      47,549      878     7.41
                                                           --------   -------   ------    --------   ------   ------
Total interest-bearing liabilities                          432,613     5,317     4.93     349,753    4,356     5.00
                                                                      -------   ------               ------   ------

Non-interest-bearing liabilities                             48,527                         44,152
                                                           --------                       --------

     Total liabilities                                      481,140                        393,905
Capital securities                                           15,000                          4,780
Stockholders' equity                                         34,953                         22,097
                                                           --------                       --------

     Total liabilities , capital securities and            $531,093                       $420,782
         stockholders' equity                              ========                       ========


Net interest income: interest rate spread (2)                          $5,461     3.72%              $4,518     4.07%
                                                                      =======   =======              ======    ======

Net interest margin (3)                                                           4.38%                         4.62%
                                                                                =======                        ======

Average interest-earning assets to average                                      115.57%                       112.17%
 interest-bearing liabilities                                                   =======                       =======



(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair values that are reflected in stockholders' equity.
(2) Interest rate spread represents the difference between the weighted average yield on interest-earnings assets, and the weighted average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                                       For the Six Months Ended June 30,
                                                                      1998                           1997
                                                                      ----                           ----
                                                                             (Dollars in Thousands)
                                                           Average              Yield/    Average              Yield/
                                                           Balance   Interest    Rate     Balance   Interest    Rate
                                                           -------   --------   ------    -------   --------   ------
 Interest-earning assets:
   Investment securities(1) and other interest-earning      $15,361    $  406     5.33%    $10,266    $  304     5.97%
       assets
   Mortgage-backed securities (1)                           106,236     3,352     6.36      88,332     3,059     6.98
   Single family residential loans                           56,403     2,129     7.61      63,305     2,457     7.83
   Commercial real estate loans                             116,341     5,142     8.91      92,990     4,376     9.49
   Construction loans                                        26,599     1,465    11.11      24,606     1,287    10.55
   Commercial business loans                                 72,280     3,580     9.99      37,560     1,792     9.62
   Lease financing                                           57,090     3,559    12.57      44,956     2,953    13.25
   Consumer loans                                            25,425     1,077     8.54      23,957       998     8.40
                                                           --------   -------    -----    --------   -------   ------
   Total interest-earning assets                            475,735    20,710     8.78     385,972    17,226     9.00
                                                                      -------    -----               -------   ------

Non-interest-earning assets                                  31,324                         28,807
                                                           --------                       --------
     Total assets                                          $507,059                       $414,779
                                                           ========                       ========

Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                      $43,153       526     2.46     $31,585       332     2.12
     Money market accounts                                   32,900       497     3.05      37,926       615     3.27
     Passbook and statement savings                          31,667       412     2.62      29,436       398     2.73
     Time deposits                                          198,225     5,462     5.56     173,362     4,632     5.39
                                                           --------   -------    -----    --------    ------   ------
   Total interest-bearing deposits                          305,945     6,897     4.55     272,309     5,977     4.43
   Federal Home Loan Bank borrowings                         54,225     1,580     5.88      26,579       867     6.58
   Other borrowings                                          52,434     1,581     6.08      48,001     1,729     7.26
                                                           --------   -------    -----    --------    ------   ------
     Total interest-bearing liabilities                     412,604    10,058     4.92     346,889     8,573     4.98
                                                                      -------    -----                ------   ------

Non-interest-bearing liabilities                             48,952                         43,943
                                                           --------                       --------

     Total liabilities                                      461,556                        390,832
Capital securities                                           15,000                          2,403
Stockholders' equity                                         30,503                         21,544
                                                           --------                       --------


     Total liabilities, capital securities and             $507,059                       $414,779
       stockholders' equity                                ========                       ========


Net interest income: interest rate spread (2)                         $10,652     3.86%               $8,653     4.02%
                                                                      =======   =======               ======   =======

Net interest margin (3)                                                           4.52%                          4.52%
                                                                                =======                        =======

Average interest-earning assets to average                                      115.30%                        111.27%
    interest-bearing liabilities                                                =======                        =======




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

Total interest income amounted to $10.8 million for the three months ended June 30, 1998, a $1.9 million or 21.5% increase when compared to the same period in 1997. This increase was due to a $107.7 million increase in average interest-earning assets, which was partially the result of growth in mortgage-backed securities of $35.0 million. Average commercial business loan and average commercial real estate loan balances increased by $34.2 million and $26.5 million, respectively, resulting in increases in interest income on commercial business loans and commercial real estate loans of $888,000 and $465,000, respectively. These increases were partially offset by a decrease of $6.2 million in average single-family residential loans which resulted in a $175,000 decrease in related interest income.

Total interest expense amounted to $5.3 million for the three months ended June 30, 1998, a $961,000 or 22.1% increase in comparison to the same period in 1997. Interest expense on deposits increased $529,000 as the average balance of deposits increased $40.5 million. Interest expense on Federal Home Loan Bank ("FHLB") borrowings increased $438,000, mainly due to a $32.1 million increase in average FHLB borrowings. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets. Other borrowings primarily consist of securities sold under agreements to repurchase.

For the six months ended June 30, 1998, total interest income amounted to $20.7 million, a $3.5 million increase from the same period in 1997. This increase was due to a $89.8 million increase in average earning assets which was primarily the result of growth in loans and leases. For the six months ended June 30, 1998 interest income from lease financing increased $606,000. In addition, interest income on commercial business loans and commercial real estate loans increased $1.8 million and $766,000, respectively,due to increases in average balances of $34.7 million and $23.4 million, respectively. These increases were partially offset by a decrease of $6.9 million in the average balances of single-family residential loans resulting in a $328,000 decrease in related interest income.

For the six months ended June 30, 1998, total interest expense amounted to $10.1 million, a $1.5 million increase when compared to the same period in 1997. Interest expense on deposits increased $920,000 as the average rate on deposits increased 12 basis points and the average balance of deposits increased $33.6 million. Interest expense on FHLB borrowings increased $713,000, mainly due to a $27.6 million increase in the average balance. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets.

Provision for Possible Loan and Lease Losses

The Company's provision for possible loan and lease losses represents the charge against earnings that is required to fund the allowance for possible loan and lease losses. The appropriate level of the allowance for possible loan and lease losses is determined by inherent risks within the Company's loan and lease portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. See "Non-Performing Assets."

During the six months ended June 30, 1998, the Company recorded a $426,000 provision compared with $396,000 for the comparable period in 1997. Net recoveries amounted to $18,000 during the six months ended June 30, 1998 in comparison with $417,000 in net charge-offs during the comparable period in 1997. At June 30, 1998, the allowance for possible loan and lease losses amounted to $4.3 million or 1.2% of total loans and leases and 197.4% of total non-performing loans and leases. See "Non-Performing Assets - Allowance for Possible Loan and Lease Losses."

The Company's allowance for possible loan and lease losses increased by $444,000, from December 31, 1997. The provision for possible loan and lease losses of $426,000 for the six months ended June 30, 1998 was considered necessary by management to maintain the allowance for possible loan and lease losses at an adequate level. The ratio of delinquent loans and leases to the total loan and lease portfolio increased to 4.7% at June 30, 1998 versus 3.2% at December 31, 1997.

Although management utilizes its best judgement in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible loan and lease losses in the future as a result of adverse market conditions for loans and leases in the Company's primary market area, future increases in non-performing loans and leases or for other reasons. Any such increase could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan and lease losses and the carrying value of its other non-performing assets. Such agencies may require the Company to recognize additions to its allowance for possible losses on loans and leases and allowance for possible losses on real estate owned ("REO") based on their judgement about information available to them at the time of their examination. Non-Interest Income

The following table details non-interest income for the periods indicated:


                                                          For the Three Months             For the Six Months
                                                             Ended June 30,                  Ended June 30,
                                                          1998             1997            1998           1997
                                                          ----             ----            ----           ----
                                                         (Dollars in Thousands)          (Dollars in Thousands)
                                                              (unaudited)                      (unaudited)
Non-interest income:
    Service charges on deposits                         $    409           $  409         $  776            $769
    Leasing financing fees                                   384              300            749             607
    Teleservices fee income                                  338              111            512             111
    Loan brokerage and advisory fees                         390               99            835             129
    Gain on sale of mortgage servicing rights                 --               --             --             978
    Gain on sale of securities                               122               --            337              34
    Gain (loss) on properties sold                            --               11             --           (182)
    Fees and other                                           619              355            858             573
                                                          ------           ------         ------          ------
         Total non-interest income                        $2,262           $1,285         $4,067          $3,019
                                                          ======           ======         ======          ======


Total non-interest income amounted to $2.3 million for the three months ended June 30, 1998, an increase of $977,000 compared with the $1.3 million in non-interest income for the three months ended June 30, 1997. This increase primarily relates to loan brokerage and advisory fees generated by the Company's commercial mortgage banking subsidiary which increased by $291,000 over the second quarter of 1997. Teleservices fee income increased $227,000 over the second quarter of 1997. Gain on sale of securities increased by $122,000 over 1997.

Total non-interest income amounted to $4.1 million for the six months ended June 30, 1998, an increase of $1.1 compared with the $3.0 million in non-interest income for the six months ended June 30, 1997. The increase primarily relates to increased loan brokerage and advisory fees of $706,000. In addition, teleservices fee income increased by $401,000 over the same period in 1997.

Non-interest Expense

The following table details non-interest expense for the periods indicated:


                                                            For The Three Months            For the Six Months
                                                               Ended June 30,                 Ended June 30,
                                                            1998            1997            1998          1997
                                                            ----            ----            ----          ----
                                                           (Dollars in Thousands)         (Dollars in Thousands)
                                                                 (unaudited)                    (unaudited)
Non-interest expense:
   Salaries and employee benefits                          $2,893           $2,088          $5,696        $4,049
   Occupancy                                                  353              320             658           627
   Data processing                                            262              286             511           598
   Furniture, fixtures and equipment                          282              200             536           389
   Loan and real estate owned expenses, net                    36               43            (32)           146
   Professional services                                      189              201             380           440
   Capital securities expense                                 399              128             797           128
   Other                                                    1,316              925           2,403         1,669
                                                          -------          -------        --------       -------
       Total non-interest expense                          $5,730           $4,191         $10,949        $8,046
                                                          =======          =======        ========       =======



Total non-interest expense amounted to $5.7 million for the three months ended June 30, 1998, an increase of $1.5 million from the $4.2 million recognized during the comparable 1997 period. This increase was partially due to increases in salaries and employee benefits of $805,000 relating to additional employees of companies acquired and new staffing requirements within the Bank. Capital securities expense increased by $271,000 over 1997. The capital securities were issued in June of 1997.

Total non-interest expense amounted to $10.9 million for the six months ended June 30, 1998, an increase of $2.9 million from the $8.0 million recognized during the comparable 1997 period. This increase was partially due to increases in salaries and employee benefits of $1.6 million relating to additional employees of companies acquired and new staffing requirements within the Bank. Capital securities expense increased by $669,000 for the six months ended June 30, 1998 compared to the same period in 1997.

Income Tax Expense

The Company recorded income tax expense of $648,000 for the three months ended June 30, 1998 compared to $519,000 for the same period in 1997.

The Company recorded income tax expense of $1.2 million for the six-month periods ended June 30, 1998 and 1997.

                               FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet the funding needs of current loan demand, savings deposit withdrawals and to pay operating expenses. The Company generally has no significant source of income other than dividends from the Bank and its other subsidiaries and any fees paid by the Bank and its other subsidiaries to the Company. The Company pays a monthly management fee to the Bank in order to compensate the Bank for certain operating expenses.

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The Bank's average liquidity ratio for the six months ended June 30, 1998 was 4.92%.

The Company monitors its liquidity in accordance with internal guidelines and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand resulting from net reductions in retail deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits, FHLB borrowings and other borrowings.

The Company's primary source of funds has historically consisted of: deposits; amortization and prepayments of outstanding loans; borrowings from the FHLB and other sources; and, sales of investment securities, loans and mortgage-backed securities. During the six months ended June 30, 1998, the Company used its resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and new loan commitments and maintain its liquidity.

For the six months ended June 30, 1998, cash was used in operating and investing activities and provided by financing activities. Operating activities used $10.7 million of cash. Investing activities used $117.2 million in cash as the purchases of mortgage-backed securities exceeded repayments and sales of such securities by $82.5 million and net increases in loan and leases of $25.9 million. In addition, financing activities provided $121.6 million in cash primarily from net increases of $46.8 million in FHLB borrowings, increases in other borrowings of $39.2 million, net increases in time deposits of $14.8 million and proceeds from the issuance of common stock of $14.6 million.

At June 30, 1998, the Company had $151.9 million in loan commitments to extend credit, including unused lines of credit, and $6.0 million in letters of credit outstanding. At June 30, 1998, FHLB borrowings scheduled to mature through June 30, 1999 totaled $27.2 million. Other borrowings scheduled to mature within one year of June 30, 1998 totaled $61.2 million. Subordinated debentures of $3.0 million are due June 30, 2004 and are redeemable after July 1, 1996. The capital securities are due June 1, 2027. At June 30, 1998, the total amount of time deposits scheduled to mature through June 30, 1999 totaled $142.4 million.

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

The Company offers a wide variety of deposit options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits increased $21.9 million during the six months ended June 30, 1998 from $340.8 million at December 31, 1997 to $362.7 million at June 30, 1998. The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

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

The following table presents certain information regarding FHLB borrowings and other borrowings for the periods indicated:

                                                                                   At or For the Six Months
                                                                                        Ended June 30,
                                                                                   1998                 1997
                                                                                   ----                 ----
                                                                                    (Dollars in thousands)

Average balance outstanding                                                         $106,659           $74,580
Maximum amount outstanding at any month-end during the period                       $170,260           $82,557
Weighted average interest rate during the period                                       5.98%             7.02%
Weighted average interest rate at end of the period                                    5.87%             6.81%


The Company continued to utilize FHLB borrowings as a source of funds to meet loan demand during the six months ended June 30, 1998. FHLB borrowings increased $46.8 million to $80.2 million at June 30, 1998 from $33.4 million at December 31, 1997. Other borrowings, consisting primarily of securities sold under agreements to repurchase, were $90.0 million at June 30, 1998 and $50.8 million at December 31, 1997.

Capital Resources

The Bank is required pursuant to OTS regulations to have (i) tangible capital equal to at least 1.5% of adjusted total assets, (ii) core capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At June 30, 1998, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk-based capital at June 30, 1998:


                                            Tangible                   Core                   Risk-Based
                                             Capital        %         Capital         %        Capital        %
                                            --------       ---        -------        ---      ----------     ---
GAAP Capital                                  $41,712                  $41,712                  $41,712
General valuation allowance                        --                       --                    4,263
Unrealized loss on securities  available          151                      151                      151
for sale
Goodwill                                      (2,958)                  (2,958)                  (2,958)
                                            ---------                 --------                  -------
     Total                                     38,905      6.65%        38,905      10.59%       43,168      11.75%

Minimum capital requirement                     8,779      1.50%        17,559       3.00%       29,401       8.00%
                                            ---------     ------      --------     -------     --------     -------

Regulatory capital-excess                     $30,126      5.15%       $21,346       7.59%      $13,767       3.75%
                                            =========     ======      ========     =======     ========     =======


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

At June 30, 1998, the Bank's leverage ratio was 6.65%, Tier 1 risk-based ratio was 10.59%, and total risk-based ratio was 11.75%, based on leverage capital of $38.9 million, Tier 1 capital of $38.9 million, and total risk-based capital of $43.2 million. As of June 30, 1998, the Bank was classified as "well capitalized."

Cash and Due From Banks

Interest-bearing deposits in other banks totaled $922,000 at June 30, 1998 in comparison with $7.7 million at December 31, 1997. At June 30, 1998, the Company also had $12.2 million in cash and non-interest bearing deposits in other banks compared with $11.7 million at December 31, 1997.

Investment Securities

The Company is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Company utilizes deposits with the FHLB, bankers' acceptances, loans to financial institutions whose deposits are insured by the Federal Deposit
Insurance Corporation, federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $6.0 million of such securities on its books at June 30, 1998.

The following table sets forth the amortized cost, gross unrealized losses, estimated fair value and carrying value of the investment portfolio at the dates indicated:

                                                                      Gross         Gross      Estimated
                                                       Amortized    Unrealized    Unrealized     Fair      Carrying
                                                         Cost         Gains        Losses       Value       Value
                                                       ---------    ----------    ----------   ---------   --------
                                                                         (Dollars in thousands)
                                                                            At June 30, 1998
                                                                         ----------------------

Available for sale:
U.S. agency obligations                                   $2,000      $  1         $ --         $2,001     $ 2,001
Equity investments                                         5,834       223            8          6,049       6,049
                                                         -------      ----         ----        -------     -------
     Total available for sale                            $ 7,834      $224         $  8         $8,050     $ 8,050
                                                         =======      ====         ====        =======     =======

Held to maturity:
FHLB stock, pledged                                      $  4,01       $ --         $ --       $ 4,012     $ 4,012
FHLB investment securities                                 7,210         73           --         7,283       7,210
                                                         -------       ----         ----       -------     -------

     Total held maturity                                 $11,222       $ 73         $ --       $11,295     $11,222
                                                         =======       ====         ====       =======     =======

                                                                          At December 31, 1997
                                                                          --------------------
Available for sale:
U.S. agency obligations                                  $ 3,000      $  1         $ --        $ 3,001     $ 3,001
Equity investments                                         2,924       470           --          3,394       3,394
                                                         -------      ----         ----        -------     -------

     Total available for sale                            $ 5,924      $471         $ --        $ 6,395     $ 6,395
                                                         =======      ====         ====        =======     =======

Held to maturity:
FHLB stock, pledged                                      $ 1,728      $ --         $ --        $ 1,728     $ 1,728
FHLB investment securities                                 2,323        19           --          2,342       2,323
                                                         -------      ----         ----       --------     -------

     Total held to maturity                              $ 4,051      $ 19         $ --        $ 4,070     $ 4,051
                                                         =======      ====         ====       ========     =======




The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 1998 are as follows:

                                                     Available for Sale                    Held to maturity
                                                     ------------------                    ----------------
                                                Amortized           Estimated         Amortized        Estimated
                                                  Cost             Fair Value            Cost          Fair Value
                                                ---------          ----------         ----------       ----------
                                                                    (Dollars in thousands)
                                                                    ----------------------
Due after one year through five years             $2,000             $ 2,001           $    --        $    --
Due after five years through ten years                --                  --                --             --
Due after ten years                                2,673               2,669             7,210          7,283
No stated maturity                                 3,161               3,380             4,012          4,012
                                                  ------             -------           -------        -------
     Total investment securities                  $7,834             $ 8,050           $11,222        $11,295
                                                  ======             =======           =======        =======

Mortgage-Backed Securities

The following tables detail the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of mortgage-backed securities by classification at the dates indicated:

                                                               Gross          Gross        Estimated
                                             Amortized      Unrealized     Unrealized        Fair        Carrying
                                                Cost           Gains         Losses          Value         Value
                                             ---------      ----------     ----------      ---------     --------
                                                                    (Dollars in thousands)
                                                                       At June 30, 1998
                                                                    ----------------------
Held to maturity:
GNMA                                          $ 16,567         $ --           $305        $ 16,262      $ 16,567
FNMA                                            12,555            8             66          12,497        12,555
FHLMC                                           11,097           39            106          11,030        11,097
                                              --------         ----           ----        --------      --------
     Total held to maturity                   $ 40,219         $ 47           $477        $ 39,789      $ 40,219
                                              ========         ====           ====        ========      ========

Available for sale:
GNMA                                          $115,138         $ 69           $266        $114,941      $114,941
FNMA                                            10,800            7              6          10,801        10,801
FHLMC                                            6,205           --             48           6,157         6,157
Non-agency pass through certificate              2,169           11             --           2,180         2,180
                                              --------         ----           ----        --------      --------
     Total available for sale                 $134,312         $ 87           $320        $134,079      $134,079
                                              ========         ====           ====        ========      ========

                                                                     At December 31, 1997
                                                                     --------------------
Held to maturity:
GNMA                                          $ 19,509         $ --           $262        $ 19,247      $ 19,509
FNMA                                            15,900           14             42          15,872        15,900
FHLMC                                           14,012           75            112          13,975        14,012
                                              --------         ----           ----        --------      --------
     Total held to maturity                   $ 49,421         $ 89           $416        $ 49,094      $ 49,421
                                              ========         ====           ====        ========      ========

Available for sale:
GNMA                                          $ 39,553         $234           $ 15        $ 39,772      $ 39,772
FNMA                                               914            2             12             904           904
FHLMC                                            1,336            8             29           1,315         1,315
Non-agency pass through certificate              2,443           84             --           2,527         2,527
                                              --------         ----           ----        --------      --------
     Total available for sale                 $ 44,246         $328           $ 56        $ 44,518      $ 44,518
                                              ========         ====           ====        ========      ========



Mortgage-backed securities increase the credit quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. The mortgage-backed securities portfolio contains no speculative derivative securities at June 30, 1998. In addition, the Company has classified a portion of its mortgage-backed securities portfolio as available for sale and has sold certain securities from this portfolio in accordance with the Company's asset/liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Company's regulatory capital or similar factors.

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

Mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $97.2 million at June 30, 1998. Mortgage-backed securities pledged as collateral for public funds amounted to $19.3 million at June 30, 1998.


Loans and Leases

The Company's net loan and lease portfolio, totaled $365.5 million at June 30, 1998 or 60.7% of its total assets, an increase of $25.2 million or 7.4% from the $340.3 million outstanding at December 31, 1997. The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

                                                             June 30, 1998                  December 31, 1997
                                                             -------------                  -----------------
                                                         Amount          Percent         Amount          Percent
                                                         ------          -------         ------          -------
                                                          (Dollars in thousands)
Single family residential real estate                   $  56,350          15.24%          $56,565         16.44%
Commercial real estate                                    119,889          32.41           109,938         31.94
Construction, net of loans in process                      30,841           8.34            26,695          7.76
Consumer loans                                             24,631           6.66            24,639          7.16
Credit card receivables                                       848            .23               918           .27
Commercial business                                        75,145          20.32            69,312         20.14
Lease financing                                            75,134          20.31            67,439         19.59
Unearned income                                           (12,995)         (3.51)          (11,367)        (3.30)
                                                         ---------       --------         ---------       -------
   Total loans and leases                                 369,843         100.00%          344,139        100.00%
                                                                         ========                         =======

Allowance for possible loan and lease losses               (4,307)                          (3,863)
                                                         ---------                        ---------

       Net loans and leases                              $365,536                         $340,276
                                                         =========                        =========



                              NON-PERFORMING ASSETS

General

Non-performing assets consist of non-accrual loans and REO. Total non-performing assets amounted to $2.5 million at June 30, 1998, $2.6 million at December 31, 1997 and $6.4 million at June 30, 1997.

The accrual of interest on commercial and mortgage loans is generally discontinued when loans become 90 days past due and when, in management's judgement, it is determined that a reasonable doubt exists as to its collectibility. The accrual of interest is also discontinued on residential and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by real estate with a loan-to-value less than 80% for which the accrual of interest ceases at 180 days. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent unless secured by real estate and meeting the above-mentioned criteria. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received. A loan remains on non-accrual status until the factors which indicate doubtful collectibility no longer exist, or the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for possible loan and lease losses.

Real estate acquired in partial or full satisfaction of loans is recorded at the lower of cost (recorded balance of the loan at foreclosure plus foreclosure costs) or fair value through a charge to the allowance for possible loan and lease losses and the lower of this new cost basis or fair value less estimated costs to sell thereafter. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. Costs relating to the development and improvement of property are capitalized when carrying value does not exceed fair value. Gains on the sale of real estate are recognized upon disposition of the property and losses are charged to operations as incurred.

The following table details the Company's non-performing assets at the dates indicated:

                                                                           June 30,      December 31,     June 30,
                                                                             1998            1997           1997
                                                                           --------      ------------     --------
                                                                                    (Dollars in thousands)

Loans and leases accounted for on a non-accrual basis                         $2,182         $2,179          $2,553

REO, net of related reserves                                                     300            380           3,880
                                                                              ------         ------          ------
     Total non-performing assets                                              $2,482         $2,559          $6,433
                                                                              ======         ======          ======

Non-performing loans and leases as a percentage of net loans and leases         .60%           .64%            .84%
                                                                              ======         ======          ======

Non-performing assets as a percentage of total assets                           .41%           .50%           1.48%
                                                                              ======         ======          ======

Accruing loans 90 or more days past due                                       $2,277         $2,721          $2,512
                                                                              ======         ======          ======




Non-performing assets decreased $77,000 to $2.5 million at June 30, 1998 from $2.6 million at December 31, 1997. This decrease is mainly due to a lower level of REO at June 30, 1998.

The $2.2 million of non-accrual loans at June 30, 1998 consists of $1.1 million of loans secured by single family residential property, $213,000 in commercial business loans, $189,000 of consumer loans, $124,000 of commercial mortgages, $111,000 in construction loans, and $425,000 of lease financing. The $300,000 of REO at June 30, 1998 consists of one single-family property.

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

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:



                                                June 30,              December 31,                June 30,
                                                  1998                    1997                      1997
                                           ------------------      -------------------      --------------------
                                           Amount     Percent      Amount      Percent      Amount       Percent
                                           ------     -------      ------      -------      ------       -------
                                                                   (Dollars in thousands)

 Delinquencies:
     30 to 59 days                          $12,638      3.42%     $ 6,167      1.80%      $ 6,634        2.15%
     60 to 89 days                            2,590       .70        1,934       .56         1,098         .36
     90 or more days                          2,277       .61        2,721       .79         2,512         .81
                                            -------     -----      -------     ------      -------       ------
     Total                                  $17,505      4.73%     $10,822      3.15%      $10,244        3.32%
                                            =======     =====      =======     ======      =======       ======

Allowance for Possible Loan and Lease Losses


The following table details the Company's allowance for possible loan and lease losses for the periods indicated:


                                                                For the Three Months         For the Six Months
                                                                   Ended June 30,              Ended June 30,
                                                                 1998          1997         1998          1997
                                                                 ----          ----         ----          ----
                                                               (Dollars in Thousands)      (Dollars in Thousands)

Average loans and leases outstanding                            $360,603      $294,050     $354,138     $287,374
                                                                ========      ========     ========     ========

Balance beginning of period                                     $  4,120      $  3,916     $  3,863     $  3,768

Charge-offs:
   Residential real estate                                            --            --           --            3
   Commercial real estate                                             --           304           --          333
   Consumer                                                           30            36           30           42
   Commercial                                                          2            --            2           --
   Leases                                                             76            96          128          161
                                                                --------      --------     --------     --------
        Total charge-offs                                            108           436          160          539
                                                                --------      --------     --------     --------

Recoveries:
   Consumer                                                            3             3            4            7
   Commercial                                                         --            --            6           --
   Leases                                                             68            61          168          115
                                                                --------      --------     --------     --------
        Total recoveries                                              71            64          178          122
                                                                --------      --------     --------     --------

Net charge-offs (recoveries)                                          37           372          (18)         417

Additions charged to operations                                      224           203          426          396
                                                                --------      --------     --------     --------

Balance at end of period                                        $  4,307        $3,747       $4,307     $  3,747
                                                                ========      ========     ========     ========
Ratio of net charge-offs (recoveries) during the period to
   average loans and leases outstanding during the period            .01%         .13%       (.01)%         .15%
                                                                ========      ========     ========     ========

Ratio of allowance for possible loan and lease losses to
   non-performing loans and leases at end of period               197.39%      146.77%      197.39%      146.77%
                                                                =========     ========     ========     ========





An allowance for possible loan and lease losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan and lease portfolio. The allowance for possible loan and lease losses is based on estimated net realizable value unless it is probable that loans and leases will be foreclosed, in which case the allowance for possible loan and lease losses is based on fair value. Management's periodic evaluation is based upon examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making evaluations.

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

None.


Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held May 6, 1998 for the following purposes:

1) To elect four Directors for a term of three years or until their successors have been elected or qualified;
2) To approve the proposal to adopt an amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock;
3) To amend the 1993 Stock Incentive Plan to increase the shares authorized under the plan; and
4) To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1998.

All proposals were adopted by the Company's stockholders as follows:

1)    Election of Directors

                                                               For             Against         Abstained/Not Voted
                                                               ---             -------         -------------------
         William O. Daggett, Jr.                            3,361,291          131,250                 0
         H. Wayne Griest                                    3,361,291          131,250                 0
         Joseph R. Klinger                                  3,361,291          131,250                 0
         William L. Mueller                                 3,361,291          131,250                 0

2)    Amend Company's Certificate of Incorporation          3,406,165           75,086              11,290

3)    Amend the 1993 Stock Incentive Plan                   3,216,009          240,018              36,514

4)    Ratify appointment of PricewaterhouseCoopers LLP      3,477,662           3,348               11,531

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

On April 22, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission announcing its first quarter 1998 earnings.

Exhibit 11 -  Statement re: Computation of per share earnings

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Progress Financial Corporation

August 13, 1998                           /s/ W. Kirk Wycoff
-----------------                         -------------------------
   Date                                   W. Kirk Wycoff, Chairman,
                                          President and Chief Executive Officer




August 13, 1998                           /s/ Frederick E. Schea
----------------                          ----------------------------
   Date                                   Frederick E. Schea,
                                          Senior Vice President and
                                          Chief Financial Officer

                                                                    Exhibit (11)
Computation of Earnings Per Share


                                                             For the Three Months          For the Six Months
                                                                Ended June 30,               Ended June 30,
                                                               1998         1997          1998           1997
                                                               ----         ----          ----           ----
                                                            (Dollars in Thousands)       (Dollars in Thousands)


A.   Net Income applicable to common stock                  $1,121,000   $  890,000     $2,117,000     $2,040,000

Earnings Per Common Share:

B.   Average common shares outstanding                       4,624,515    4,029,847      4,382,043     4,020,705

     Earnings Per Share:
             Net income (A/B)                               $      .24   $      .22     $      .48    $      .51
                                                            ==========   ==========     ==========    ==========

Earning Per Common Share Assuming Dilution:

     Average common shares outstanding                       4,624,515    4,029,847      4,382,043     4,020,705

     Dilutive average common shares outstanding under
              options and warrants                             727,428      615,765        727,428       615,765

     Exercise prices                                           $.95 to      $.95 to        $.95 to       $.95 to
                                                                $18.13        $7.86         $18.13         $7.86


     Assumed proceeds on exercise                           $4,442,809   $3,003,007     $4,442,809    $3,003,007

     Market value per share                                    $19.491       $8.848        $18.158        $8.295




     Less: Treasury stock purchases with the assumed
           proceeds from exercise of options and warrants      227,942      339,400        244,675       362,026
                                                             ---------    ---------      ---------     ---------

C.   Adjusted average common shares - assuming dilution      5,124,001    4,306,212      4,864,796     4,274,444
                                                             =========    =========      =========     =========
Earnings Per Common Share Assuming Dilution:
           Net income (A/C)                                  $     .22    $     .21      $     .44     $     .48
                                                             =========    =========      =========     =========