Form 10-Q
period 1998-09-30
PROGRESS FINANCIAL CORP
filed 1998-11-16
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1998.

                                                        OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________________.

Commission File Number: 0-14815


                         Progress Financial Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                   23-2413363
--------                                                   ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


4 Sentry Parkway
Suite 230
Blue Bell, Pennsylvania                                   19422
------------------------                                  -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($1.00 par value)                            5,263,166
     ------------------------------                       -------------------
       Title of Each Class                         Number of Shares Outstanding
                                                       as of October 30, 1998

PROGRESS FINANCIAL CORPORATION






                         Progress Financial Corporation
                                Table of Contents



                         PART I - Financial Information
                                                                           Page

Item 1.Financial Statements

       Consolidated Statements of Financial Condition as of September 30, 1998
       and December 31, 1997 (unaudited)......................................3

       Consolidated Statements of Operations for the three and nine months ended
       September 30, 1998 and 1997 (unaudited)................................4

       Consolidated Statements of Cash Flows for the nine months ended
       September 30, 1998 and 1997 (unaudited)................................5

       Notes to Consolidated Financial Statements (unaudited).................7

Item 2.Management's Discussion and Analysis of Financial Condition and
       Results of Operations (unaudited).....................................10



                           PART II - Other Information


Item 1.Legal Proceedings.....................................................27

Item 2.Changes in Securities.................................................27

Item 3.Defaults upon Senior Securities.......................................27

Item 4.Submission of Matters to a Vote of Security Holders...................27

Item 5.Other Information.....................................................27

Item 6.Exhibits and Reports on Form 8-K......................................27

       Signatures............................................................28

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Condition

                                                                                           September 30,     December 31,
                                                                                               1998              1997
                                                                                               -----             ----
                                                                                             (Dollars in thousands)
                                                                                                     (unaudited)
Assets
Cash and due from banks:
   Interest bearing                                                                          $    695         $   7,689
   Non-interest bearing                                                                         8,900            11,697
Investment securities:
   Available for sale at fair value (amortized cost:$10,487 in 1998 and $5,924 in 1997)        10,389             6,395
   Held to maturity at amortized cost (fair value: $ 12,374 in 1998 and $4,070 in 1997)        12,265             4,051
Mortgage-backed securities:
   Available for sale at fair value (amortized cost: $157,912 in 1998 and $44,246 in          157,624            44,518
   1997)
   Held to maturity at amortized cost (fair value: $49,094 in 1997)                                --            49,421
Loans and leases, net (net of reserve: $4,611 in 1998 and $3,863 in 1997)                     384,361           340,276
Real estate owned, net                                                                             --               380
Premises and equipment, net                                                                     9,663             9,319
Accrued interest receivable                                                                     3,319             2,728
Net deferred income tax assets (liabilities)                                                      259              (463)
Receivable for securities sold                                                                  9,850            21,043
Other assets                                                                                   20,724            11,148
                                                                                             --------          ---------
   Total assets                                                                              $618,049          $508,202
                                                                                             ========          =========
Liabilities and Stockholder's Equity
Liabilities:
     Deposits                                                                                $377,529          $340,761
     Federal Home Loan Bank borrowings                                                         93,551            33,450
     Other borrowings                                                                          78,854            50,797
     Advance payments by borrowers                                                              1,306             3,561
     Accrued interest payable                                                                   2,799             1,626
     Payable for securities purchased                                                              --            32,385
     Other liabilities                                                                          7,153             5,141
                                                                                             --------          ---------
     Total liabilities                                                                        561,192           467,721
                                                                                             --------          ---------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
     trust holding solely junior subordinated debentures of the Corporation                    15,000            15,000
Commitments and contingencies
Stockholders' equity:
     Serial  preferred stock - $.01 par  value;  1,000,000  shares  authorized
         but unissued                                                                             --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares
         authorized but unissued                                                                  --                --
     Common stock - $1 par value; 12,000,000 shares authorized:
         5,263,000 and 4,126,000 shares issued and outstanding at
         September 30, 1998 and December 31, 1997, respectively.                                5,263             4,126
     Capital surplus                                                                           39,627            20,950
     Treasury Stock - 71,000 and 0 shares at September 30, 1998 and
         December 31, 1997, respectively                                                       (1,058)               --
     Unearned Employee Stock Ownership Plan - 27,000 and 33,000 shares at
         September 30, 1998 and December 31, 1997, respectively                                  (124)             (164)
     Retained earnings (deficit)                                                               (1,595)              109
     Net accumulated other comprehensive income (loss)                                           (256)              460
                                                                                              --------          --------
     Total stockholder's equity                                                                41,857            25,481
                                                                                              --------          --------
     Total liabilities, Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the
     Corporation and stockholders' equity                                                    $618,049          $508,202
                                                                                             ========          ========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations



                                                                       For the Three Months        For the Nine Months
                                                                       Ended September 30,         Ended September 30,
                                                                        1998           1997         1998        1997
                                                                      (Dollars in thousands)     (Dollars in thousands)
                                                                           (unaudited)                 (unaudited)
Interest income:
   Loans and leases, including fees                                    $ 9,102          $7,679      $26,054     $21,542
   Mortgage-backed securities                                            2,860           1,539        6,212       4,598
   Investment securities                                                   295             107          662         317
   Other                                                                     9              56           48         150
                                                                       -------          ------      -------     -------
       Total interest income                                            12,266           9,381       32,976      26,607

Interest expense:
   Deposits                                                              3,739           3,049       10,636       9,026
   Federal Home Loan Bank borrowings                                     1,235             670        2,815       1,537
   Other borrowings                                                      1,277             851        2,858       2,580
                                                                       -------          ------      -------     -------
       Total interest expense                                            6,251           4,570       16,309      13,143
                                                                       -------          ------      -------     -------
Net interest income                                                      6,015           4,811       16,667      13,464
Provision for possible loan and lease losses                               233             242          659         638
                                                                       -------          ------       ------     -------
Net interest income after provision for possible loan and lease
   losses                                                                5,782           4,569       16,008      12,826
                                                                       -------          ------       ------     -------

Non-interest income:
   Service charges on deposits                                             455             329        1,231       1,098
   Lease financing fees                                                    315             326        1,064         933
   Teleservices fee income                                                 277             291          789         402
   Loan brokerage and advisory fees                                        583             344        1,418         473
   Gain on sale of mortgage servicing rights                                --              --           --         978
   Gain (loss) on sale of securities                                       100             (83)         437         (49)
   Gain on sale of lease receivables                                       154              61          215          61
   Gain (loss) on sale of real estate owned                                203              --          203        (182)
   Fees and other                                                          251             240        1,048         813
                                                                       -------          ------       ------      -------
       Total non-interest income                                         2,338           1,508        6,405       4,527
                                                                       -------          ------       ------      -------

Non-interest expense:
   Salaries and employee benefits                                        3,098           2,146        8,794       6,195
   Occupancy                                                               337             301          995         928
   Data processing                                                         287             224          798         822
   Furniture, fixtures and equipment                                       267             210          803         599
   Loan and real estate owned expenses, net                                 (1)            154          (33)        300
   Professional services                                                   431             246          811         686
   Capital securities expense                                              398             398        1,195         526
   Other                                                                 1,110             891        3,513       2,560
                                                                       -------          ------      --------    --------
       Total non-interest expense                                        5,927           4,570       16,876      12,616
                                                                       -------          ------      --------    --------

Income before income taxes and cumulative effect of accounting
  change                                                                 2,193           1,507        5,537       4,737
Income tax expense                                                         801             577        2,028       1,767
                                                                       --------         ------      --------     -------
Income before cumulative effect of accounting change                     1,392             930        3,509       2,970
Cumulative effect of accounting change (net of tax benefit of $26)         (46)            --           (46)         --
                                                                       --------         ------      --------     -------
Net income                                                             $ 1,346          $  930      $ 3,463     $ 2,970
                                                                       ========         ======      ========    ========

Basic income per common share before cumulative effect of accounting
  change                                                               $   .27          $  .22      $   .73     $   .70
                                                                       ========         ======      ========    ========
Fully diluted income per common share before cumulative effect of
  accounting change                                                    $   .24          $  .20      $   .66     $   .65
                                                                       ========         ======      ========    ========
Basic net income per common share                                      $   .26          $  .22      $   .72     $   .70
                                                                       ========         ======      ========    ========
Fully diluted net income per common share                              $   .24          $  .20      $   .65     $   .65
                                                                       ========         ======      ========    ========
Dividends per common share                                             $   .04          $  .03      $   .10     $   .07
                                                                       ========         ======      ========    ========
Basic average common shares outstanding                              5,223,434       4,237,933    4,810,851   4,225,796
                                                                     ==========      =========    ==========  ==========
Fully diluted average common shares outstanding                      5,707,591       4,669,503    5,305,624   4,570,197
                                                                     ==========      =========    ==========  ==========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                           1998            1997
                                                                                           ----            ----
                                                                                          (Dollars in thousands)
                                                                                               (unaudited)

Cash flows from operating activities:
   Net income                                                                             $3,463          $2,970
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                         1,039             872
     Provision for possible loan and lease losses                                            659             638
     Deferred income tax expense                                                              --           2,128
     Gain from mortgage banking activities                                                    --          (1,013)
     (Gain) loss on sale of securities available for sale                                   (437)             49
     Gains on sale of lease receivables                                                     (215)            (61)
     (Gain) loss on sale of real estate owned                                               (203)            182
     Accretion of deferred loan and lease fees and expenses                                 (729)           (597)
     Amortization of premiums/accretion of discounts on securities                           789             485
     Realized loss on transfer of mortgage-backed securities                                  72              --
   Proceeds from sales of loans held for sale                                                 --             105
   Increase in accrued interest receivable                                                  (591)           (525)
   Decrease in other assets                                                                1,339             610
   Increase (decrease) in other liabilities                                              (30,612)          2,189
   Increase in accrued interest payable                                                    1,173             955
                                                                                         --------         -------
         Net cash flows provided by (used in) operating activities                       (24,253)          8,987
                                                                                         --------         -------




                                                                 (continued)

     See Notes to Consolidated Financial Statements.

                                                                                       For The Nine Months
                                                                                        Ended September 30,
                                                                                        1998              1997
                                                                                        ----              ----
                                                                                       (Dollars in thousands)
                                                                                            (unaudited)
Cash flows from investing activities:
   Capital expenditures                                                            $  (1,106)         $ (1,533)
   Purchase of mortgage-backed securities available for sale                        (140,117)          (22,287)
   Purchase of investment securities available for sale                               (8,502)           (6,720)
   Purchase of investment securities held to maturity                                 (8,214)           (1,164)
   Repayments on mortgage-backed securities held to maturity                           8,788             5,520
   Repayments on mortgage-backed securities available for sale                        15,514             5,613
   Proceeds from sales of mortgage-backed securities available for sale               50,758             9,385
   Proceeds from sales of investment securities available for sale                     4,301             3,450
   Maturities of investments held to maturity                                             --               549
   Proceeds from sales of lease receivables                                            2,936             1,018
   Proceeds from sales of real estate owned                                              583             1,897
   Net increase in loans and leases                                                  (46,736)          (53,026)
                                                                                   ----------         ---------
          Net cash flows used in investing activities                               (121,795)          (57,298)
                                                                                   ----------         ---------

Cash flows from financing activities:
   Net increase in demand, NOW and savings deposits                                   14,463                11
   Net increase in time deposits                                                      22,305            19,037
   Net increase in FHLB borrowings                                                    60,101            15,000
   Net increase (decrease) in other borrowings                                        28,057              (788)
   Net decrease in advance payments by borrowers                                      (2,255)             (645)
   Net proceeds from issuance of capital securities                                       --            15,000
   Dividends paid                                                                       (457)             (266)
   Purchase of treasury shares                                                        (1,052)               --
   Net proceeds from issuance of common stock                                         14,829                26
   Net proceeds from exercise of stock options                                           266                25
                                                                                    ---------          --------
          Net cash flows provided by financing activities                            136,257            47,400
                                                                                    ---------          --------

Net decrease in cash and cash equivalents                                             (9,791)             (911)
Cash and cash equivalents:
   Beginning of year                                                                  19,386            11,131
                                                                                    ---------          --------
   End of period                                                                    $  9,595           $10,220
                                                                                    =========          ========

Supplemental disclosures:
   Non-monetary transfers:
       Transfer of mortgage-backed securities from held to maturity to
          available for sale (see Note 6)                                           $ 40,147           $    --
                                                                                    =========          ========
       Net conversion of loans receivable to real estate owned                      $     --           $ 3,503
                                                                                    =========          ========
       Increase in net receivable for trade dated securities transactions           $ 21,192           $    --
                                                                                    =========          ========
   Cash payments for:
          Income taxes                                                              $  2,568           $   141
                                                                                    =========          ========
          Interest                                                                  $  15,136          $12,715
                                                                                    =========          ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

     In the opinion of management, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1997 Annual Report and Form 10-K. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1998. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Realty Advisors, Inc., Progress Capital, Inc., Procall Teleservices, Inc., Progress Development Corp., and Progress Capital Management, Inc. All significant intercompany transactions have been eliminated.

(2)    Acquisitions

       On January 14, 1998, the Company acquired PAM Holding Corporation and its subsidiaries, PAM Financial and PAM Investment Company, which had unaudited assets and stockholders' equity of $15.5 million and $.4 million, respectively, at December 31, 1997. The transaction was accounted for under the pooling of interests method of accounting during 1998. The Company issued 61,835 shares of common stock for all of PAM Holding Corporation's common shares outstanding. The prior period financial information has been restated to include PAM Holding Corporation and its subsidiaries. The acquisition did not have a material impact on the financial statements.

(3)    New Developments

       The Company increased its quarterly dividend, effective the third quarter of 1998, to $.04 per share from $.03 per share. The Company distributed a 5% stock dividend during the third quarter of 1998. Also, the Company purchased 65,000 treasury shares during September 1998 for a total of 71,000 treasury shares.

       The Company issued 792,800 shares of common stock in a secondary offering, which was completed during the second quarter of 1998.

       During the first quarter of 1998, the Company formed Progress Development Corporation which generates fee income from the development of assisted living communities.

(4)    Capital Securities

       During the quarter ended September 30, 1997, the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's subsidiary, Progress Capital Trust I (the "Trust"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). In June 1997, the Trust issued $15.0 million of 10.5% Capital Securities and together with the Common Securities, (the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.0 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has (through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together) fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $8.0 million of the net proceeds to Progress Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations.

(5)    Sale of Mortgage Servicing Portfolio

       In March 1997, the Company sold its FNMA/FHLMC mortgage servicing portfolio of approximately $347.4 million. The transaction resulted in a gain of $978,000.


(6)    Other

       In February 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for the Company for interim and annual periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period per share data that is presented on a comparative basis. All prior period per share amounts have been presented in accordance with the new standard.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," "SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The statement is effective for the Company for interim and annual periods ending after December 15, 1997. Comprehensive income is defined as the change in capital for transactions and other events and circumstances from non-owner sources. Comprehensive income for the Company is derived from net income by adding or deducting unrealized gains and losses from available for sale securities.

       The following table sets forth a reconcilement of net income to comprehensive income indicating the components of other comprehensive income:


                                                               For the Three Months Ended   For the Nine Months Ended
                                                                      September 30,              September 30,
                                                                    1998          1997         1998           1997
                                                                    ----          ----         ----           ----
(Dollars in thousands)

         Net income                                                $1,346         $ 930       $3,463        $2,970

         Other comprehensive income:
            Unrealized  holding  gains  (losses)  during             (369)          639       (1,095)          860
         the period
            Less:  Reclassification adjustment for gains
            (losses) included in net income                           100           (83)         437           (49)
                                                                   -------       -------      -------       -------
         Other comprehensive income (loss) before tax                (469)          722       (1,532)          909
         Income tax expense (benefit) related to other
         comprehensive income                                        (161)          258         (539)          320
                                                                   -------       -------      -------       -------
         Other comprehensive income (loss) net of tax                (308)          464         (993)          589
                                                                   -------       -------      -------       -------

         Net comprehensive income                                  $1,038        $1,394       $2,470        $3,559
                                                                   =======       =======      =======       =======



       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," ("SFAS 132"). The statement is effective for fiscal years beginning after December 15, 1997 The statement revises disclosure requirements for pension and postretire-ment benefit plans. The Company expects to follow industry standards in reporting the required information.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, " ("SFAS 133"). The statement is effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements. As permitted under SFAS 133, the Company transferred $40.1 million, gross of unrealized losses of $276,000 and net of realized losses of $72,000, of mortgage-backed securities from the held to maturity to the available for sale portfolio in the third quarter of 1998. The realized loss of $46,000, net of tax benefit of $26,000 was presented as the cumulative effect of accounting change on the Consolidated Statement of Operations.

          In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," ("SFAS 134"). The statement is effective for the first fiscal quarter beginning after December 15, 1998. The statement amends existing classification and accounting treatment of mortgage-backed securities after mortgage loans held for sale are securitized, for entities engaged in mortgage-banking activities. SFAS 134 is not expected to have a material effect on the Company's financial statements.

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

                                     SUMMARY

The Company recorded net income of $1.3 million or diluted earnings per share of $.24 for the three months ended September 30, 1998, in comparison with net income of $930,000 or diluted earnings per share of $.20 for the three months ended September 30, 1997. Return on average stockholders' equity was 12.71% and return on average assets was .88% for the three months ended September 30, 1998 compared to 15.85% and .83%, respectively, for the three months ended September 30, 1997.

For the nine months ended September 30, 1998, the Company had net income of $3.5 million or diluted earnings per share of $.65 in comparison with net income of $3.0 million or diluted earnings per share of $.65 for the nine months ended September 30, 1997. Return on average stockholders' equity was 13.46% and return on average assets was .86 % for the nine months ended September 30, 1998 compared to 17.95% and .94%, respectively, for the nine months ended September 30, 1997.

Net interest income was $6.0 million and $4.8 million for the three months ended September 30, 1998 and 1997, respectively. Operating results for the three months ended September 30, 1998 and 1997 included $233,000 and $242,000, respectively, in provision for possible loan and lease losses. Non-interest income for the three months ended September 30, 1998 and September 30, 1997 included service charges on deposits of $455,000 and $329,000, respectively. Lease financing fees were $315,000 for the three months ended September 30, 1998 compared to $326,000 for the same period in 1997. Teleservices fee income was $277,000 for the three months ended September 30, 1998 as compared to $291,000 for the same period in 1997. Loan brokerage and advisory fees were $583,000 for the three months ended September 30, 1998 as compared to $344,000 for the same period in 1997. Gain on sale of securities was $100,000 for the three months ended September 30, 1998, compared to a loss on sale of securities of $83,000 for the same period in 1997. The three months ended September 30, 1998 included a gain on the sale of real estate owned of $203,000.

Non-interest expenses totaled $5.9 million for the three months ended September 30, 1998 in comparison with $4.6 million for the same period in 1997. The increase of $1.3 million was partially due to increased salaries and employee benefits relating to employees of acquired companies and new staffing.

For the nine months ended September 30, 1998, net interest income was $16.7 million in comparison with $13.5 million for the nine months ended September 30, 1997. Operating results for the nine months ended September 30, 1998 and 1997 included $659,000 and $638,000, respectively, in provision for possible loan and lease losses. Non-interest income for the nine months ended September 30, 1998 and September 30, 1997 included service charges on deposits of $1.2 million and $1.1 million, respectively. Lease financing fees were $1.1 million for the nine months ended September 30, 1998 compared with $933,000 for the same period in 1997. Teleservices fee income was $789,000 for the nine months ended September 30, 1998 compared to $402,000 for the same period in 1997. Gain on sale of securities was $437,000 for the nine months ended September 30, 1998 compared to a loss of $49,000 for the same period in 1997. Loan brokerage and advisory fees increased to $1.4 million for the nine months ended September 30, 1998 from $473,000 in the same period in 1997. Prior period non-interest income included a $978,000 gain on sale of mortgage servicing rights. Gain on sale of real estate owned was $203,000 for the nine months ended September 30, 1998 compared to a loss on sale of real estate owned of $182,000 for the same period in 1997.

Non-interest expenses totaled $16.9 million for the nine months ended September 30, 1998 in comparison to $12.6 million for the same period in 1997. The increase of $4.3 million was partially due to an increase in salaries and employees benefits relating to additional employees of companies acquired and an increase in capital securities expense.

During the third quarter of 1998, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which provided the opportunity for the transfer of all mortgage-backed securities previously held to maturity to the available for sale portfolio. Such transfer resulted in a realized loss during the quarter amounting to $72,000. The cumulative effect of this accounting change is a $46,000 loss, after tax.

Total assets increased to $618.0 million at September 30, 1998 from $508.2 million at December 31, 1997. Mortgage-backed securities available for sale increased $113.1 million, including $40.1 million in mortgage-backed securities transferred from the held to maturity portfolio as permitted under SFAS 133, from December 31, 1997 and net loans and leases increased $44.1 million. The net interest margin was 4.38 % and 4.55% for the nine-month periods ended September 30, 1998 and 1997, respectively.

The Company's stockholders' equity increased to $41.9 million from $25.5 million at December 31, 1997. The increase primarily relates to the issuance of 792,800 shares of common stock during the second quarter of 1998.


                              RESULTS OF OPERATIONS


Net Interest Income

Net interest income amounted to $6.0 million for the three months ended September 30, 1998 in comparison with $4.8 million for the same period in 1997. Net interest income for the three months ended September 30, 1998 was positively impacted by a $159.9 million increase in average interest-earning assets, while average interest-bearing liabilities increased $137.9 million. The net interest margin decreased 46 basis points due to lower yields on mortgage-backed securities and commercial real estate and residential loans.

For the nine months ended September 30, 1998, net interest income amounted to $16.7 million in comparison to $13.5 million for the same period in 1997. Net interest income for the nine months ended September 30, 1998 was positively impacted by a $23.2 million improvement in the excess of average interest-earning assets over average interest-bearing liabilities compared to September 30, 1997. The net interest margin decreased 17 basis points due to lower yields on mortgage-backed securities and commercial real estate and residential loans.

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

                                                                   For the Three Months Ended September 30,
                                                                      1998                           1997
                                                                            (Dollars in thousands)
                                                           Average              Yield/    Average             Yield/
                                                           Balance   Interest    Rate     Balance   Interest   Rate
Interest-earning assets:
   Investment securities(1) and other interest-earning
     assets                                                $ 22,105    $  304     5.46%   $ 10,951   $  163     5.91%
   Mortgage-backed securities (1)                           171,276     2,860     6.62      88,672    1,539     6.89
   Single family residential loans                           55,259     1,081     7.76      59,795    1,188     7.88
   Commercial real estate loans                             122,657     2,777     8.98      93,123    2,178     9.28
   Construction loans                                        32,766       916    11.09      30,219      833    10.94
   Commercial business loans                                 79,806     1,918     9.53      55,682    1,395     9.94
   Lease financing                                           63,396     1,864    11.67      49,572    1,548    12.39
   Consumer loans                                            26,113       546     8.30      25,479      537     8.36
                                                           --------    ------    ------   --------   ------    ------
   Total interest-earning assets                            573,378    12,266     8.49     413,493    9,381     9.00
                                                                       ------    ------              ------    ------
Non-interest-earning assets                                  32,480                         29,106
                                                           --------                       --------
     Total assets                                          $605,858                       $442,599
                                                           ========                       ========

Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                     $ 52,265       376     2.85    $ 30,690      170     2.20
     Money market accounts                                   33,221       250     2.99      37,303      290     3.08
     Passbook and statement savings                          31,338       160     2.03      29,950      205     2.72
     Time deposits                                          212,222     2,953     5.52     173,548    2,384     5.45
                                                           --------    ------    ------   --------    -----    ------
   Total interest-bearing deposits                          329,046     3,739     4.51     271,491    3,049     4.46
   Federal Home Loan Bank borrowings                         83,709     1,235     5.85      40,927      670     6.49
   Other borrowings                                          84,453     1,277     6.00      46,882      851     7.20
                                                           --------     -----    ------   --------    -----    ------
   Total interest-bearing liabilities                       497,208     6,251     4.99     359,300    4,570     5.05
                                                           --------     -----    ------   --------    -----    ------

Non-interest-bearing liabilities                             51,624                         45,021
                                                           --------                       --------

     Total liabilities                                      548,832                        404,321
Capital securities                                           15,000                         15,000
Stockholders' equity                                         42,026                         23,278
                                                           --------                       --------

     Total liabilities, capital securities and
       stockholders' equity                                $605,858                       $442,599
                                                           ========                       ========
Net interest income:                                                   $6,015                         $4,811
                                                                       ======                         ======
Interest rate spread (2)                                                          3.50%                         3.95%
                                                                                 ======                        ======
Net interest margin (3)                                                           4.16%                         4.62%
                                                                                 ======                        ======
Average interest-earning assets to average
  interest-bearing liabilities                                                  115.32%                       115.08%
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

                                                                    For the Nine Months Ended September 30,
                                                                      1998                           1997
                                                                             (Dollars in thousands)
                                                           Average              Yield/    Average              Yield/
                                                           Balance   Interest    Rate     Balance   Interest    Rate
Interest-earning assets:
   Investment securities(1) and other interest-earning    $  17,609    $  710     5.39%  $  10,497   $   467     5.95%
   assets
   Mortgage-backed securities (1)                           127,914     6,212     6.49      88,446     4,598     6.95
   Single family residential loans                           56,021     3,210     7.66      62,122     3,645     7.84
   Commercial real estate loans                             118,446     7,919     8.94      93,035     6,554     9.42
   Construction loans                                        28,654     2,381    11.11      26,498     2,120    10.70
   Commercial business loans                                 74,789     5,498     9.83      43,670     3,187     9.76
   Lease financing                                           59,192     5,423    12.25      46,494     4,501    12.94
   Consumer loans                                            25,655     1,623     8.46      24,470     1,535     8.39
                                                           --------   -------    ------   --------   -------    ------
   Total interest-earning assets                            508,280    32,976     8.67     395,232    26,607     9.00
                                                                      -------    ------              -------    ------
Non-interest-earning assets                                  32,284                         28,885
                                                           --------                       --------
     Total assets                                          $540,564                       $424,117
                                                           ========                       ========

Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                     $ 46,191       902     2.61    $ 31,283       502     2.15
     Money market accounts                                   33,007       747     3.03      37,580       905     3.22
     Passbook and statement savings                          31,557       572     2.42      29,609       603     2.72
     Time deposits                                          202,890     8,415     5.55     173,425     7,016     5.41
                                                           --------    ------    -----    --------    ------    ------
   Total interest-bearing deposits                          313,645    10,636     4.53     271,897     9,026     4.44
   Federal Home Loan Bank borrowings                         64,053     2,815     5.88      31,400     1,537     6.54
   Other borrowings                                          63,107     2,858     6.06      47,671     2,580     7.24
                                                           --------    ------    -----    --------    ------    ------
   Total interest-bearing liabilities                       440,805    16,309     4.95     350,968    13,143     5.01
                                                                       ------    -----                ------    ------
Non-interest-bearing liabilities                             50,373                         44,381
                                                           --------                        -------

     Total liabilities                                      491,178                        395,349
Capital securities                                           15,000                          6,648
Stockholders' equity                                         34,386                         22,120
                                                           --------                       --------

     Total liabilities, capital securities and
       stockholders' equity                                $540,564                       $424,117
                                                           ========                       ========
Net interest income:                                                  $16,667                        $13,464
                                                                      =======                        =======

Interest rate spread (2)                                                          3.72%                          3.99%
                                                                                =======                        =======

Net interest margin (3)                                                           4.38%                          4.55%
                                                                                =======                        =======

Average interest-earning assets to average
  interest-bearing liabilities                                                  115.31%                        112.61%
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

Total interest income amounted to $12.3 million for the three months ended September 30, 1998, a $2.9 million or 30.8% increase when compared to the same period in 1997. This increase was due to a $159.9 million increase in average interest-earning assets, which was partially the result of growth in mortgage-backed securities of $82.6 million. Average commercial business and average commercial real estate loan balances increased by $24.1 million and $29.5 million, respectively, resulting in increases in interest income on commercial business loans and commercial real estate loans of $523,000 and $599,000 respectively. These increases were partially offset by a decrease of $4.5 million in average single-family residential loans resulting in a $107,000 decrease in related interest income.

Total interest expense amounted to $6.3 million for the three months ended September 30, 1998, a $1.7 million or 36.8% increase in comparison to the same period in 1997. Interest expense on deposits increased $690,000 as the average balance of deposits increased $57.6 million. Interest expense on Federal Home Loan Bank ("FHLB") borrowings increased $565,000, mainly due to a $42.8 million increase in average FHLB borrowings. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets. Other borrowings primarily consist of securities sold under agreements to repurchase.

For the nine months ended September 30, 1998, total interest income amounted to $33.0 million, a $6.4 million increase from the same period in 1997. This increase was due to a $113.0 million increase in average earning assets which was primarily the result of growth in loans and leases. For the nine months ended September 30, 1998 interest income from lease financing increased $922,000. In addition, interest income on commercial business loans and commercial real estate loans increased $2.3 million and $1.4 million, respectively, due to increases in average balances of $31.1 million and $25.4 million, respectively. These increases were partially offset by a decrease of $6.1 million in the average balances of single-family residential loans resulting in a $435,000 decrease in related interest income.

For the nine months ended September 30, 1998, total interest expense amounted to $16.3 million, a $3.2 million increase when compared to the same period in 1997. Interest expense on deposits increased $1.6 million as the average rate on deposits increased 9 basis points and the average balance of deposits increased $41.7 million. Interest expense on FHLB borrowings increased $1.3 million, mainly due to a $32.7 million increase in the average balance. This increase was due to additional borrowings necessary to fund the increase in interest-earning assets.

Provision for Possible Loan and Lease Losses

The Company's provision for possible loan and lease losses represents the charge against earnings that is required to fund the allowance for possible loan and lease losses. The appropriate level of the allowance for possible loan and lease losses is determined by estimating inherent risks within the Company's loan and lease portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations and other relevant factors. See "Non-Performing Assets."

During the nine months ended September 30, 1998, the Company recorded a $659,000 provision compared with $638,000 for the comparable period in 1997. Net recoveries amounted to $89,000 during the nine months ended September 30, 1998 in comparison with $434,000 in net charge-offs during the comparable period in 1997. At September 30, 1998, the allowance for possible loan and lease losses amounted to $4.6 million or 1.19% of total loans and leases and 161.7% of total non-performing loans and leases. See "Non-Performing Assets - Allowance for Possible Loan and Lease Losses."

The Company's allowance for possible loan and lease losses increased by $748,000, from December 31, 1997. The provision for possible loan and lease losses of $659,000 for the nine months ended September 30, 1998 was considered necessary by management to maintain the allowance for possible loan and lease losses at an adequate level. The ratio of delinquent loans and leases to the total loan and lease portfolio increased to 3.97% at September 30, 1998 versus 3.15% at December 31, 1997.

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

Non-Interest Income

The following table details non-interest income for the periods indicated:


                                                          For the Three Months             For the Nine Months
                                                          Ended September 30,              Ended September 30,
                                                          1998             1997            1998           1997
                                                         (Dollars in thousands)          (Dollars in thousands)
                                                              (unaudited)                      (unaudited)

Non-interest income:
    Service charges on deposits                           $  455           $  329         $1,231          $1,098
    Lease financing fees                                     315              326          1,064             933
    Teleservices fee income                                  277              291            789             402
    Loan brokerage and advisory fees                         583              344          1,418             473
    Gain on sale of mortgage servicing rights                 --               --             --             978
    Gain (loss) on sale of securities                        100              (83)           437             (49)
    Gain on sale of lease receivables                        154               61            215              61
    Gain (loss) on sale of real estate owned                 203               --            203            (182)
    Fees and other                                           251              240          1,048             813
                                                          ------           -------        ------           ------
         Total non-interest income                        $2,338           $1,508         $6,405           $4,527
                                                          ======           =======        ======           ======

Total non-interest income amounted to $2.3 million for the three months ended September 30, 1998, an increase of $830,000 compared with the $1.5 million in non-interest income for the three months ended September 30, 1997. This increase primarily relates to loan brokerage and advisory fees generated by the Company's commercial mortgage banking subsidiary which increased by $239,000 over the third quarter of 1997. Gain on sale of real estate owned increased $203,000 over the third quarter of 1997. Gain on sale of securities increased by $183,000 over the third quarter of 1997. Other non-interest income includes a $73,000 gain from the sale of warrants held in the Company's technology loan portfolio.

Total non-interest income amounted to $6.4 million for the nine months ended September 30, 1998, an increase of $1.9 million compared with the $4.5 million in non-interest income for the nine months ended September 30, 1997. The increase primarily relates to increased loan brokerage and advisory fees of $945,000. In addition, teleservices fee income increased by $387,000 over the same period in 1997. Gain on sale of real estate owned increased $385,000 over the same period in 1997.

Non-interest Expense

The following table details non-interest expense for the periods indicated:

                                                            For the Three Months            For the Nine Months
                                                             Ended September 30,            Ended September 30,
                                                            1998            1997            1998          1997
                                                           (Dollars in thousands)         (Dollars in thousands)
                                                                 (unaudited)                    (unaudited)

Non-interest expense:
   Salaries and employee benefits                          $3,098           $2,146         $ 8,794       $ 6,195
   Occupancy                                                  337              301             995           928
   Data processing                                            287              224             798           822
   Furniture, fixtures and equipment                          267              210             803           599
   Loan and real estate owned expenses, net                    (1)             154             (33)          300
   Professional services                                      431              246             811           686
   Capital securities expense                                 398              398           1,195           526
   Other                                                    1,110              891           3,513         2,560
                                                            -----           ------         --------      -------
       Total non-interest expense                          $5,927           $4,570         $16,876       $12,616
                                                           ======           ======         ========      =======




Total non-interest expense amounted to $5.9 million for the three months ended September 30, 1998, an increase of $1.3 million over the $4.6 million recognized during the comparable 1997 period. This increase was partially due to increases in salaries and employee benefits of $952,000 relating to additional employees of companies acquired and new staffing requirements within the Bank. Professional services expense increased by $185,000 over the third quarter of 1997 including a $115,000 one-time expense relating to a potential acquisition which did not materialize.

Total non-interest expense amounted to $16.9 million for the nine months ended September 30, 1998, an increase of $4.3 million over the $12.6 million recognized during the comparable 1997 period. This increase was partially due to increases in salaries and employee benefits of $2.6 million relating to additional employees of companies acquired and new staffing requirements within the Bank. Capital securities expense increased by $669,000 for the nine months ended September 30, 1998 compared to the same period in 1997. The capital securities were issued in June of 1997.

Income Tax Expense

The Company recorded income tax expense of $801,000, gross of the $26,000 tax benefit relating to the cumulative effect of accounting change, for the three months ended September 30, 1998. This compared to $577,000 for the same period in 1997.

The Company recorded income tax expense of $2.0 million, gross of the $26,000 tax benefit relating to the cumulative effect of accounting change for the nine months ended September 30, 1998. This compared to $1.8 million for the nine months ended September 30, 1997.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and obligations of the Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC"). Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The Bank's liquidity ratio at September 30, 1998 was 11.43%.

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

The Company's primary source of funds has historically consisted of: deposits; amortization and prepayments of outstanding loans; borrowings from the FHLB and other sources; and, sales of investment securities, loans and mortgage-backed securities. During the nine months ended September 30, 1998, the Company used its resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and new loan commitments and maintain its liquidity.

For the nine months ended September 30, 1998, cash was used in operating and investing activities and provided by financing activities. Operating activities used $24.3 million of cash. Investing activities used $121.8 million in cash as the purchases of mortgage-backed securities exceeded repayments and sales of such securities by $65.1 million and net increases in loan and leases amounted to $46.7 million. In addition, financing activities provided $136.3 million in cash primarily from net increases of $60.1 million in FHLB borrowings, increases in other borrowings of $28.1 million, and net increases in time deposits of $22.3 million. Additionally, the proceeds from the issuance of common stock were $14.8 million.

At September 30, 1998, the Company had $220.4 million in loan commitments to extend credit, including unused lines of credit, and $5.4 million in letters of credit outstanding. At September 30, 1998, FHLB borrowings scheduled to mature through September 30, 1999 totaled $10.6 million. Other borrowings scheduled to mature within one year of September 30, 1998 totaled $45.8 million. Subordinated debentures of $3.0 million are due September 30, 2004 and are redeemable after July 1, 1996. The capital securities are due June 1, 2027. At September 30, 1998, the total amount of time deposits scheduled to mature through September 30, 1999 totaled $162.1 million.

Management has focused considerable attention on the retention of the Company's core deposit base, which has been impacted by increased competition for deposit funds.

The Company's deposits are obtained primarily from residents near the Bank's eight full service offices in Montgomery County, one office in Delaware County, one office in Chester County and one office in the Andorra section of Philadelphia. The Bank has drive-up banking facilities at five of its offices and has automated teller machines ("ATM's") at all of its offices and at two additional locations.

The Company offers a wide variety of deposit options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal accounts, money market accounts, passbook accounts, certificates of deposit and retirement plans.

Deposits increased $36.7 million from $340.8 million at December 31, 1997 to $377.5 million at September 30, 1998. The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts has been, and will continue to be, significantly affected by economic and competitive conditions.

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

The following table presents certain information regarding FHLB borrowings and other borrowings for the periods indicated:

                                                                                   At or For the Nine Months
                                                                                      Ended September 30,
                                                                                   1998                 1997
                                                                                   ----                 ----
                                                                                    (Dollars in thousands)

Average balance outstanding                                                         $127,160           $79,071
Maximum amount outstanding at any month-end during the period                       $172,405           $97,983
Weighted average interest rate during the period                                       5.96%             6.96%
Weighted average interest rate at end of the period                                    5.66%             6.38%

The Company continued to utilize FHLB borrowings as a source of funds to meet loan demand during the nine months ended September 30, 1998. FHLB borrowings increased $60.1 million to $93.6 million at September 30, 1998 from $33.5 million at December 31, 1997. Other borrowings, consisting primarily of securities sold under agreements to repurchase, were $78.9 million at September 30, 1998 and $50.8 million at December 31, 1997.

Year 2000

The Year 2000 issue concerns the potential impact of historic computer software code that utilizes only two digits to represent the calendar year (i.e. "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit number than dates from the prior century. The Company, similar to most financial service providers, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

In order to address the Year 2000 issue, the Company has developed and implemented a five-phase plan divided into the following major components: 1) awareness; 2) assessment; 3)renovation; 4) validation; and 5) implementation. The Company has divided these phases into the following three categories: 1) internal; 2) vendors; and 3) customers.

The company has completed the first two phases for all three categories. Completion of the third phase for the internal category is anticipated by December 1998. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Based on conversations with critical vendors the completion of phase three is anticipated by year-end 1998 and the beginning of phase four in the first quarter of 1999.

The Company has established a Year 2000 committee which meets bi-weekly and reports at least quarterly to the Board of Directors on the progress toward achieving and certifying Year 2000 compliance. The Company's current plan is to complete the Year 2000 project by June 30, 1999. Final validation testing with the Company's primary data processor is scheduled for the first quarter of 1999.

The Company has no internally generated programmed software coding to correct, as all of the software utilized by the Company is purchased or licensed form external providers. The Company has determined that it has little or no exposure to contingencies related to Year 2000 issues for products it has sold.

The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. The response of certain third parties, however, is beyond the control of the Company. To the extent that adequate responses have not been received by December 31, 1998, the Company is prepared to develop contingency plans, with the completion of those plans scheduled no later than March 31, 1999. At this time the Company cannot estimate the additional cost, if any, that might develop from such contingency plans.

The Company's total Year 2000 estimated project cost, which is based upon currently available information, includes expenses for the review and testing related to third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be without unfavorable Year 2000 impact and therefore present a material adverse impact upon the Company.

Year 2000 compliance costs incurred during fiscal 1998 have totaled approximately $40,000, the majority of which is related to software upgrades for ATM's and telephone systems. Additional Year 2000 costs for 1998, which are expensed on a current period basis, are estimated to be between $10,000 and $25,000. The Company anticipates spending approximately $230,000 in fiscal 1999 in conjunction with changes to and testing of technological aspects of its delivery structure. These costs are exclusive of internal costs related with non-dedicated personnel which are not tracked separately. At this time no significant projects have been delayed as a result of the Company's Year 2000 effort.

Despite the Company's activities with regard to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Capital Resources

The Bank is required, pursuant to OTS regulations, to have (i) tangible capital equal to at least 1.5% of adjusted total assets, (ii) core capital equal to at least 3.0% of adjusted total assets, and (iii) total risk-based capital equal to at least 8.0% of risk-weighted assets.

At September 30, 1998, the Bank met all regulatory capital requirements. The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, core, and risk-based capital at September 30, 1998:

                                            Tangible                   Core                   Risk-Based
                                             Capital        %         Capital         %        Capital        %
(Dollars in thousands)

GAAP Capital                                  $42,608                  $42,608                  $42,608
General valuation allowance                        --                       --                    4,567
Unrealized loss on securities  available          247                      247                      247
for sale
Goodwill                                       (2,901)                  (2,901)                  (2,901)
                                            ----------               -----------                --------
     Total                                     39,954      6.63%        39,954      6.63%        44,521     10.75%

Minimum capital requirement                     9,043      1.50%        18,087      3.00%        33,134      8.00%
                                            ----------     -----     ---------      -----      --------     -------

Regulatory capital-excess                     $30,911      5.13%       $21,867      3.63%       $11,387      2.75%
                                             =========     =====      ========      =====       =======     =======




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

At September 30, 1998, the Bank's leverage ratio was 6.63%, Tier 1 risk-based capital ratio was 9.65%, and total risk-based capital ratio was 10.75%, based on leverage capital of $40.0 million, Tier 1 capital of $40.0 million, and total risk-based capital of $44.5 million. As of September 30, 1998, the Bank was classified as "well capitalized."

Cash and Due From Banks

Interest-bearing deposits in other banks totaled $695,000 at September 30, 1998 in comparison with $7.7 million at December 31, 1997. At September 30, 1998, the Company also had $8.9 million in cash and non-interest bearing deposits in other banks compared with $11.7 million at December 31, 1997.

Investment Securities

The Company is required under current OTS regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. The Company utilizes deposits with the FHLB, bankers' acceptances, loans to financial institutions whose deposits are insured by the Federal Deposit
Insurance Corporation, federal funds and United States government and agency obligations. Investments held to maturity are carried at amortized cost. Investments classified as available for sale are carried at fair value in accordance with SFAS 115. The Company also invests in equity investments from time to time and held $7.4 million of such securities on its books at September 30, 1998.

The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of the investment portfolio at the dates indicated:

                                                                    Gross           Gross      Estimated
                                                       Amortized    Unrealized    Unrealized     Fair      Carrying
                                                         Cost         Gains        Losses       Value       Value
                                                                         (Dollars in thousands)
                                                                          At September 30, 1998

Available for sale:
U.S. agency obligations                                  $ 3,000         $   5        $  --    $ 3,005    $ 3,005
Equity investments                                         7,487           124          227      7,384      7,384
                                                         -------         -----        -----    -------    -------
     Total available for sale                            $10,487         $ 129        $ 227    $10,389    $10,389
                                                         =======         =====        =====    =======    =======
Held to maturity:
FHLB stock, pledged                                      $ 4,923         $  --        $  --    $ 4,923    $ 4,923
FHLB investment securities                                 4,883            90           --      4,973      4,883
U. S. agency obligations                                   2,459            19           --      2,478      2,459
                                                         -------         -----        -----    -------    -------
     Total held to maturity                              $12,265         $ 109        $  --    $12,374    $12,265
                                                         =======         =====        =====    =======    =======

                                                                          At December 31, 1997
Available for sale:
U.S. agency obligations                                  $ 3,000         $  1         $  --    $ 3,001    $ 3,001
Equity investments                                         2,924          470            --      3,394      3,394
                                                         -------         ----         -----     ------     ------
     Total available for sale                            $ 5,924         $471         $  --    $ 6,395    $ 6,395
                                                         =======         ====         =====    =======    =======

Held to maturity:
FHLB stock, pledged                                      $ 1,728         $ --          $ --     $ 1,728    $ 1,728
FHLB investment securities                                 2,323           19            --       2,342      2,323
                                                         -------         ----          -----    -------    -------
Total held to maturity                                   $ 4,051         $ 19          $ --     $ 4,070    $ 4,051
                                                         =======         ====          =====    =======    =======





The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 1998 are as follows:

                                                     Available for Sale                    Held to Maturity
                                                Amortized           Estimated         Amortized        Estimated
                                                  Cost             Fair Value            Cost          Fair Value
                                                                    (Dollars in thousands)

Due after one year through five years           $ 3,000            $ 3,005           $    --          $     --
Due after five years through ten years               --                 --                --                --
Due after ten years                               2,673              2,582             7,342             7,451
No stated maturity                                4,814              4,802             4,923             4,923
                                                -------            -------           -------           -------
     Total investment securities                $10,487            $10,389           $12,265           $12,374
                                                =======            =======           =======           =======

Investment securities pledged as collateral for FHLB borrowings amounted to $7.3 million at September 30, 1998. Investment securities pledged to the Federal Reserve Bank for Small Business Administration loans amounted to $1.0 million at September 30, 1998.

Mortgage-Backed Securities

The following tables detail the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of mortgage-backed securities by classification at the dates indicated:

                                                               Gross          Gross        Estimated
                                             Amortized      Unrealized     Unrealized        Fair        Carrying
                                                Cost           Gains         Losses          Value         Value
                                                                    (Dollars in thousands)
                                                                    At September 30, 1998
Available for sale:
GNMA                                          $126,195            $267          $ 422       $126,040      $126,040
FNMA                                            15,377              21             26         15,372        15,372
FHLMC                                           14,635              31            166         14,500        14,500
Non-agency pass-through certificate              1,705               7             --          1,712         1,712
                                              --------            ----          -----       --------      --------
     Total available for sale                 $157,912            $326          $ 614       $157,624      $157,624
                                              ========            ====          =====       ========      ========

                                                                     At December 31, 1997
Held to maturity:
GNMA                                           $19,509            $ --          $ 262        $19,247       $19,509
FNMA                                            15,900              14             42         15,872        15,900
FHLMC                                           14,012              75            112         13,975        14,012
                                               -------            ----          -----        -------       -------
     Total held to maturity                    $49,421            $ 89          $ 416        $49,094       $49,421
                                               =======            ====          =====        =======       =======

Available for sale:
GNMA                                           $39,553           $ 234          $  15        $39,772       $39,772
FNMA                                               914               2             12            904           904
FHLMC                                            1,336               8             29          1,315         1,315
Non-agency pass-through certificate              2,443              84             --          2,527         2,527
                                               -------           -----          -----        -------       -------
     Total available for sale                  $44,246           $ 328          $  56        $44,518       $44,518
                                               =======           =====          =====        =======       =======


Mortgage-backed securities increase the credit quality of the Company's assets by virtue of the guarantees backing them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. The mortgage-backed securities portfolio contains no speculative derivative securities at September 30, 1998. During the third quarter of 1998, the Company implemented SFAS 133, resulting in the transfer of $40.1 million, gross of unrealized losses of $276,000, of mortgage-backed securities previously held to maturity to the available for sale portfolio. At September 30, 1998, all of the Company's mortgage-backed securities are classified as available for sale. In addition, the Company has sold certain securities from this portfolio in accordance with the Company's asset/liability strategy or in response to changes in interest rates, changes in prepayment rates, the need to increase the Company's regulatory capital or similar factors.

Mortgage-backed securities classified as held to maturity are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts over the life of the related security, pursuant to the level yield method. Mortgage-backed securities that are held for an indefinite period of time are classified as available for sale and are carried at fair value pursuant to SFAS 115. The fixed-rate mortgage-backed securities held by the Company approximate the duration of the type of loan the Company originates and therefore, such securities may be sold to allow for additional loan growth and/or other asset/liability management strategies.

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

Mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $105.3 million at September 30, 1998. Mortgage-backed securities pledged as collateral for public funds amounted to $21.2 million at September 30, 1998. Mortgage-backed securities pledged as collateral for FHLB borrowings amounted to $6.3 million at September 30, 1998. Mortgage-backed securities pledged to the Federal Reserve Bank to secure Treasury, Tax and Loan balances amounted to $1.6 million September 30, 1998.


Loans and Leases

The Company's net loan and lease portfolio, totaled $384.4 million at September 30, 1998 or 62.2% of its total assets, an increase of $44.1 million or 13.0% from the $340.3 million outstanding at December 31, 1997. The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:



                                                           September 30, 1998               December 31, 1997
                                                         Amount          Percent         Amount          Percent
                                                                         (Dollars in thousands)
Single family residential real estate                   $  53,704          13.81%       $  56,565          16.44%
Commercial real estate                                    125,818          32.34          109,938          31.94
Construction, net of loans in process                      36,160           9.30           26,695           7.76
Consumer                                                   26,412           6.79           24,639           7.16
Credit card receivables                                       876            .23              918            .27
Commercial business                                        84,794          21.80           69,312          20.14
Lease financing                                            73,675          18.94           67,439          19.59
Unearned income                                           (12,467)         (3.21)         (11,367)         (3.30)
                                                         ---------       --------        ---------        -------
   Total loans and leases                                 388,972         100.00%         344,139         100.00%
                                                                          =======                         =======
Allowance for possible loan and lease losses               (4,611)                         (3,863)
                                                         ---------                       ---------

       Net loans and leases                              $384,361                        $340,276
                                                         ========                        =========

                              NON-PERFORMING ASSETS

General

Non-performing assets consist of non-accrual loans and REO. Total non-performing assets amounted to $2.9 million at September 30, 1998, $2.6 million at December 31, 1997 and $6.5 million at September 30, 1997.

The accrual of interest on commercial and mortgage loans is generally discontinued when loans become 90 days past due and when, in management's judgement, it is determined that a reasonable doubt exists as to its collectibility. The accrual of interest is also discontinued on residential and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are: 1) Secured by a first mortgage with the Bank, or secured by a second mortgage whereby the first mortgage is a Bank loan, and where the aggregate amount of the principal, accrued and uncollected interest and negative escrow balance does not exceed a 75% loan-to-value ratio; or 2) Secured by a second mortgage with the Bank whereby the first mortgage is not a Bank loan and where the aggregate amount of the principal, accrued and uncollected interest and negative escrow balance plus the amount due the first mortgage holder does not exceed a 60% loan-to-value ratio. Consumer loans generally are charged-off when the loan becomes over 120 days delinquent unless secured by real estate and meeting the above-mentioned criteria. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received. A loan remains on non-accrual status until the factors which indicate doubtful collectibility no longer exist, or the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for possible loan and lease losses.

Real estate acquired in partial or full satisfaction of loans is recorded at the lower of cost (recorded balance of the loan at foreclosure plus foreclosure costs) or fair value less estimated costs to sell thereafter through a charge to the allowance for possible loan and lease losses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. Costs relating to the development and improvement of property are capitalized when carrying value does not exceed fair value. Gains on the sale of real estate are recognized upon disposition of the property and losses are charged to operations as incurred.

The following table details the Company's non-performing assets at the dates indicated:

                                                                      September 30     December 31,    September 30,
                                                                           1998             1997             1997
                                                                                  (Dollars in thousands)

Loans and leases accounted for on a non-accrual basis                     $2,852            $2,179        $2,606

REO, net of related reserves                                                 --                380         3,880
                                                                          ------            ------        ------
     Total non-performing assets                                          $2,852            $2,559        $6,486
                                                                          ======            ======        ======

Non-performing  loans and leases as a  percentage  of net loans and         .74%              .64%          .83%
                                                                          ======            ======       =======
leases

Non-performing assets as a percentage of total assets                       .46%              .50%         1.43%
                                                                         =======            ======        ======

Accruing loans 90 or more days past due                                  $3,723            $2,721         $3,075
                                                                         =======           =======        ======




Non-performing assets increased $293,000 to $2.9 million at September 30, 1998 from $2.6 million at December 31, 1997. This increase is mainly due to an increase in non-accrual lease receivables.

The $2.9 million of non-accrual loans at September 30, 1998 consists of $985,000 of loans secured by single family residential property, $201,000 of commercial business loans, $166,000 of consumer loans, $182,000 of commercial mortgages, and $1.3 million of lease financing.

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

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:



                                             September 30,            December 31,              September 30,
                                                  1998                    1997                      1997
                                           Amount     Percent      Amount      Percent      Amount       Percent
                                                                   (Dollars in thousands)
Delinquencies:
     30 to 59 days                          $ 9,763      2.51%     $ 6,167      1.80%        $3,583        1.12%
     60 to 89 days                            1,939       .50        1,934       .56          2,192         .69
     90 or more days                          3,723       .96        2,721       .79          3,075         .96
                                            -------      -----     -------      -----        ------        -----
     Total                                  $15,425      3.97%     $10,822      3.15%        $8,850        2.77%
                                            =======      =====     =======      =====        ======        =====

Allowance for Possible Loan and Lease Losses


The following table details the Company's allowance for possible loan and lease losses for the periods indicated:


                                                               For the Three Months         For the Nine Months
                                                               Ended September 30,          Ended September 30,
                                                                1998          1997           1998          1997
                                                                ----          ----           ----          ----
                                                               (Dollars in thousands)       (Dollars in thousands)


Average loans and leases outstanding                           $379,997      $313,870      $362,757       $296,289
                                                               ========      ========      ========       ========

Balance beginning of period                                      $4,307        $3,747        $3,863         $3,768

Charge-offs:
   Residential real estate                                           --            --            --              3
   Commercial real estate                                            --            --            --            333
   Consumer                                                          40             2            70             44
   Commercial                                                        --            --             2             --
   Leases                                                            11            61           139            222
                                                               --------        ------       -------        -------
        Total charge-offs                                            51            63           211            602
                                                               --------        ------       -------        -------

Recoveries:
   Residential real estate                                            1            --             1             --
   Consumer                                                          --             5             4             12
   Commercial                                                        56            --            62             --
   Leases                                                            65            41           233            156
                                                                -------         -----        ------         ------
        Total recoveries                                            122            46           300            168
                                                                -------         -----        ------         ------

Net charge-offs (recoveries)                                        (71)            17          (89)           434

Additions charged to operations                                     233            242          659            638
                                                                 -------        ------        ------        ------

Balance at end of period                                         $4,611         $3,972       $4,611         $3,972
                                                                 =======        ======       =======        ======
Ratio of net charge-offs (recoveries) during the period to
   average loans and leases outstanding during the period          (.02)%          .01%        (.02)%         .15%
                                                                 ========       ======       ========       ======

Ratio of allowance for possible loan and lease losses to
   non-performing loans and leases at end of period              161.68%        152.42%       161.68%       152.42%
                                                                 ========       =======       =======       =======





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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 -  Statement re: Computation of per share earnings

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Progress Financial Corporation

November 16, 1998                          /s/ W. Kirk Wycoff
---------------------------                ------------------
   Date                                    W. Kirk Wycoff, Chairman,
                                           President and Chief Executive Officer




November  16, 1998                         /s/ Michael B. High
---------------------------                -------------------
   Date                                    Michael B. High,
                                           Senior Vice President and
                                           Chief Financial Officer

                                                                                                   Exhibit (11)
Computation of Earnings Per Share



                                                             For the Three Months          For the Nine Months
                                                              Ended September 30,          Ended September 30,
                                                               1998         1997          1998            1997
                                                               ----         ----          ----            ----


A.   Income before cumulative effect of accounting change    $1,392,000    $930,000     $3,509,000    $2,970,000

B.   Cumulative effect of accounting change (net of tax
     benefit of $26,000)                                        (46,000)         --        (46,000)           --
                                                            ------------  ---------     ----------    ----------

C.   Net Income applicable to common stock                   $1,346,000    $930,000     $3,463,000    $2,970,000
                                                            ===========    ========     ==========    ==========

Basic Earnings Per Common Share:

D.   Basic average common shares outstanding                  5,223,434   4,237,933      4,810,851     4,225,796
                                                            ===========   =========      =========    ==========

     Basic Earnings Per Share:
         Income before cumulative effect of accounting
         change (A/D)                                              $.27        $.22           $.73          $.70
         Cumulative effect of accounting change, net of
         tax benefit (B/D)                                         (.01)         --           (.01)           --
                                                                --------    -------        --------         ----
         Net income (C/D)                                          $.26     $   .22           $.72          $.70
                                                                =======     =======        ========         ====

Fully Diluted Earnings Per Common Share:

     Basic average common shares outstanding                  5,223,434   4,237,933      4,810,851     4,225,796

     Dilutive average common shares outstanding under
              options and warrants                              739,650     704,990        755,400       665,852

     Exercise prices                                            $.91 to     $.91 to        $.91 to       $.91 to
                                                                 $15.71      $10.32         $16.90         $7.48


     Assumed proceeds on exercise                            $4,144,862   $3,442,082    $4,411,112    $3,147,651

     Market value per share                                     $16.223   $  12.589        $16.925        $9.792


     Less: Treasury stock purchases with the assumed
           proceeds from exercise of options and warrants       255,493     273,420        260,627        321,451
                                                            -----------   ---------      ---------     ----------

E.   Fully diluted average common shares outstanding          5,707,591    4,669,503     5,305,624      4,570,197
                                                            ===========    =========   ===========     ==========

         Fully Diluted Earnings Per Common Share:
         Income before cumulative effect of accounting
         change (A/E)                                              $.24        $.20           $.66          $.65
         Cumulative effect of accounting change net of
         tax benefit (B/E)                                           --          --           (.01)           --
                                                                   ----      ------         -------      -------
         Net income (C/D)                                          $.24        $.20           $.65          $.65
                                                                   ====      ======        =======       =======
