Form 10-K405
period 1998-12-31
PROGRESS FINANCIAL CORP
filed 1999-03-29
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the fiscal year ended December 31, 1998

                         Commission File Number: 0-14815

                         PROGRESS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                            23-2413363
--------------------------------                       -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


4 Sentry Parkway - Suite 200
P. O. Box 3036
Blue Bell, Pennsylvania                                       19422-0764
--------------------------------                       -----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number,                                  (610) 825-8800
including area code:                                            --------------

Securities registered pursuant to                               Non applicable
Section 12(b) of the Act:                                       --------------

Securities registered pursuant to               Common  Stock, $1.00 par value
Section 12(g) of the Act:                       ------------------------------
                                                       (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     |X|

The aggregate market value of the voting stock, held by non-affiliates of the Registrant as a group, was $65,802,717 as of March 5, 1999, based upon the closing price of $14.6875 per share of the Registrant's common stock on March 5, 1999 as reported by the Nasdaq Stock Market.

As of March 5, 1999, there were 5,270,728 issued and outstanding shares of the Registrant's Common Stock.

Documents Incorporated By Reference:
-----------------------------------

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 of this
    Form 10-K.

(2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                         PROGRESS FINANCIAL CORPORATION
                                Table of Contents


                                     PART I
                                                                            Page
                                                                            ----

Item 1.   Business............................................................3
Item 2.   Properties.........................................................19
Item 3.   Legal Proceedings..................................................19
Item 4.   Submission of Matters to a Vote of Security Holders................19



                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters............................................20
Item 6.   Selected Consolidated Financial Data...............................20
Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................20
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk..........20
Item 8.   Financial Statements and Supplementary Data........................20
Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...........................................20

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................20
Item 11.  Executive Compensation.............................................20
Item 12.  Security Ownership of Certain Beneficial
              Owners and Management..........................................20
Item 13.  Certain Relationships and Related Transactions.....................20


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K................................................21

          Signatures.........................................................22

                                     PART I


Item 1.  Business


General

Progress Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware in February 1986 by authorization of the Board of Directors of Progress Bank (the "Bank") for the purpose of becoming a unitary thrift holding company owning all of the outstanding stock of the Bank. On July 18, 1986, pursuant to a plan of reorganization approved by the Bank's stockholders, all of the outstanding shares of capital stock of the Bank were converted into shares of capital stock of the Company on a share-for-share basis so that the stockholders of the Bank became the stockholders of the Company, and the Company became the sole stockholder of the Bank. The Company is authorized as a Delaware corporation to engage in any activity permitted by the Delaware General Corporation Law. The holding company structure permits the Bank, through the Company, to expand the size and scope of the financial services offered beyond those that the Bank is permitted to offer.

The Company is a Delaware corporation headquartered in Blue Bell, Pennsylvania. The Company is a unitary thrift holding company and the sole stockholder of the Bank, a federally-chartered savings bank, which has been engaged in the thrift business since 1878. The Bank conducts its business through eight banking offices located in Montgomery County, one banking office in Delaware County, one banking office in Chester County and one banking office in the Andorra section of Philadelphia, in southeastern Pennsylvania.

The Company's current business strategy is to operate as a profitable, diversified financial institution providing a full range of banking services with an emphasis on commercial real estate and commercial business loans to small- and medium-sized businesses, as well as residential construction and consumer lending, funded primarily by customer deposits. As a complement to this core business, the Company has expanded its business activities to include: equipment leasing; insurance and financial planning; commercial mortgage banking; asset management, managing a fund which provides subordinated debt financing primarily to technology companies in the Mid-Atlantic region; and communications and telemarketing, which provide a steady source of fee income. As a result of increased acquisitions of small- and medium-sized financial institutions by large bank holding companies in southeastern Pennsylvania, the Company believes that there is a significant market opportunity for the Bank to provide a full range of commercial banking services to small- and middle-market commercial customers seeking personalized service that is generally unavailable to such customers at larger regional and national institutions.

Historically, the principal business of the Company consisted of attracting deposits from the general public through the Bank's branch office network and using such deposits to originate loans secured by first mortgage liens on existing single-family residential real estate and existing multi-family residential and commercial real estate as well as to originate construction loans (which included land acquisition and development loans). Prior to 1995, such lending activities comprised, in the aggregate, at least 80% of the Company's total loan originations. Beginning in 1995, the Company started to change its focus and to modify its operations to become more like a commercial bank. The Company's emphasis shifted to commercial business, commercial real estate and construction lending and equipment leasing, with a focus on providing such banking services to small- and medium-sized businesses, including companies in the technology sector. The Company's shift in focus to providing a full range of commercial banking services also coincided with the recent acquisitions of small- to medium-sized banking institutions by larger bank holding companies and the consolidation in the banking industry which has limited the number of lenders available to small commercial borrowers. Since 1995, the Company has not emphasized residential lending and has only originated a limited amount of single-family residential mortgage loans.

The Company also invests in mortgage-backed securities, including securities which are insured or guaranteed by the U.S. Government and agencies thereof, and other similar investments permitted by applicable laws and regulations. In addition, the Bank is periodically involved in real estate development and related activities, through its subsidiaries, primarily to facilitate the completion and sale of certain property held as real estate owned.

Commercial Business Lending. The Bank's commercial banking division provides customized loan, deposit and investment products, as well as cash management services to small- and middle-market businesses. Through the Bank, the Company originates secured or unsecured loans for commercial, corporate, business and agricultural purposes, which include the issuance of letters of credit.

As a result of increased acquisitions of small- and medium-sized financial institutions by large bank holding companies in southern Pennsylvania, the Company believes that there is a large amount of small- and middle-market commercial customers seeking the full range of commercial banking services that the Bank offers combined with personalized service that is generally unavailable to such customers at larger regional and national institutions. Due to this consolidation, the Company believes it has an opportunity to expand its commercial lending relationships and thereby continue to grow the Bank's interest-earning assets, as well as increase its commercial deposits. In addition, this consolidation has resulted in the availability of experienced commercial lenders who do not remain with an institution after it is acquired. The Company in the past has hired, and will look to hire in the future, high quality experienced commercial lending officers who become available as a result of such industry consolidation.

The commercial banking division provides a full range of banking services targeted to businesses with annual revenues of $1 million to $25 million located primarily in Bucks, Chester, Montgomery, Philadelphia and Delaware counties of Pennsylvania. The Company's commercial business loans consist primarily of loans secured by various equipment, machinery and other corporate assets, including accounts receivable. Commercial business loans are also made to provide working capital to businesses in the form of lines of credit which may be secured by inventory or other assets or are unsecured, as well as for various other miscellaneous purposes.

The Bank has established a specialized lending division which provides customized financial services to companies in the technology, healthcare and insurance industries. The specialized lending division primarily focuses on lending to technology-based companies in the greater Philadelphia geographic area from Princeton, New Jersey to Wilmington, Delaware and west to Harrisburg, Pennsylvania. The division seeks relationships with emerging technology-based companies which have already received initial venture capital and have annual revenues of at least $1.0 million. In addition to providing financing, the Company often obtains a small equity position in the borrower in the form of warrants to purchase common stock of the borrower. The Bank has originated approximately $37.5 million of loans through the Specialized Lending Division during 1998. These included loans to approximately 14 companies engaged in the software, electronics and healthcare services industries. Generally, such loans are originated with a balance of between $100,000 and $4.3 million. As of December 31, 1998, the Bank had 107 loans outstanding originated through the Specialized Loan Division with an aggregate outstanding balance of $35.3 million. In December 1997, the Bank and the Eastern Technology Council of Greater Philadelphia, a non-profit technology-oriented trade group, entered into a three-year agreement providing for the Bank to serve as the Council's preferred provider of financial services. Through this "TechBanc" alliance, the Bank now has access to over 600 member organizations of the council to provide lending and banking services.

Commercial Real Estate Activities. The Company originates commercial real estate loans through the Bank and conducts commercial mortgage banking activities through Progress Realty Advisors, Inc. ("PRA"), a subsidiary of the Company formed in September of 1993. In evaluating whether a lending opportunity is originated for the Bank's portfolio or placed with third parties through PRA, the Company considers the following four factors: loan size, recourse provisions, geographic location and business banking relationships.

Commercial Real Estate Lending. The Bank originates mortgage loans secured by multi-family residential and commercial real estate. Commercial real estate loans originated by the Bank are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Commercial real estate loans also include multi-family residential loans, substantially all of which are secured by apartment buildings. A significant portion of such loans are secured by owner-occupied properties and relate to borrowers which have an existing banking relationship with the Bank.

At December 31, 1998, the Bank's commercial real estate loan portfolio consisted of approximately 248 loans with an average principal balance of approximately $542,000 and the Bank's largest commercial real estate loan had an outstanding balance of $6.0 million. Although terms vary, commercial real estate loans secured by existing properties generally have maturities of ten years or less and interest rates which adjust every one, three or five years in accordance with a designated index.

At December 31, 1998, substantially all of the Bank's commercial real estate loan portfolio was secured by properties located within its primary market area. Loan-to-value ratios on the Bank's commercial real estate loans are limited to

80% or lower, except in certain limited circumstances. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Bank generally imposes a debt service coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 1.2x. It is also the Bank's general policy to obtain personal guarantees of its commercial real estate loans from the principals of the borrower.

Commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Bank generally attempts to offset the risks associated with commercial real estate lending by, among other things, lending primarily in its market area, periodically inspecting each property, using conservative loan-to-value ratios in the underwriting process and obtaining financial statements and rent rolls from all commercial and multi-family borrowers on at least an annual basis.

Commercial Mortgage Banking. The Company conducts commercial mortgage banking and brokerage services through PRA and its divisions. PRA was formed as a complement to the Bank's commercial lending activities in order to provide lending services for borrowers where borrowing needs are not consistent with the Bank's lending operations due to, among other things, the amount of financing required, the location of the borrower and recourse provisions. PRA specializes in originating, underwriting and closing commercial real estate financing for residential, multi-family and commercial properties for other financial institutions, insurance and finance companies for a brokerage fee.

Construction Lending. Through the Bank, the Company also offers both residential construction loans and, to a lesser extent, commercial construction loans. At December 31, 1998, the Company's construction loan portfolio consisted of approximately 46 loans with an average principal balance of approximately $968,000 and the Company's largest construction loan had an outstanding balance of $3.1 million.

Construction loans generally offer higher yields and afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent in large part upon the accuracy of the initial estimate of the property's value at completion of construction or development, the estimated cost (including interest) of construction and the financial strength of the borrower. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment, in which case the Company would have to rely upon the borrower's financial ability.

The Company generally attempts to address the additional risks associated with construction lending by, among other things, lending primarily in its market area, periodically inspecting each property during the construction period, using conservative loan-to-value ratios in the underwriting process and generally requiring personal guarantees. At December 31, 1998, all of the Company's construction loans were secured by properties located within the Company's primary market area. In addition, residential construction loans are generally made for 80% or less of the appraised value of the property upon completion (75% in the case of land loans). Moreover, the Company does not originate loans for the construction of speculative (or unsold) residential properties. Prior to making a commitment to fund a construction loan, the Company requires both an appraisal of the property by independent appraisers approved by the Board of Directors and a study of the feasibility of the proposed project.

Construction loans, including land loans, generally have maturities of 12 to 24 months (up to three years in the case of land loans). Interest rates on construction loans generally adjust in accordance with a designated index. Advances are generally made to cover actual construction costs, and generally include a reserve for paying the stated interest due on the loan during the life of the loan. Loan proceeds are disbursed as inspections of construction progress warrants and as pre-construction sale and leasing requirements generally imposed by the Company are met.

Equipment Leasing. As part of the strategy to be a full-service commercial lender, the Company acquired an equipment leasing company in 1996 in order to provide diversified equipment leasing services to small- and middle-market business companies. In January and November, 1998, the Company further expanded its leasing capacity through the acquisition of two additional leasing companies.

Equipment lease financing is provided through the Bank's subsidiary, Progress Leasing Company ("PLC"), formerly The Equipment Leasing Company ("ELC"), also doing business as Quaker State Leasing Company ("QSL"). PLC has two divisions, one located in Blue Bell, Pennsylvania and another in Baltimore, Maryland. Through this network, the Company provides lease financing throughout the mid-Atlantic region with a current concentration on Pennsylvania, New York, New Jersey, Maryland and Virginia. The Company provides leasing either directly to the business customer or through regional vendor sponsored programs.

The Company provides lease financing for a wide variety of business equipment, including computer systems, telephone systems, furniture, landscaping and construction equipment, medical equipment, dry cleaning equipment and graphic systems equipment.

For many of the Company's leases the Company retains the residual value of the leased property upon expiration of the lease. In the event that the residual value is less than provided for in the lease, the Company may have a loss related to the disposition of such property. However, because a majority of the Company's leases are bought out or extended at the end of their terms, the Company has not experienced any material losses in this area to date.

Consumer Lending. Subject to restrictions contained in applicable federal laws and regulations, the Bank is authorized to make loans for a wide variety of personal or consumer purposes.

The Bank has been emphasizing a variety of consumer loans in recent years in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than traditional first mortgage loans. The consumer loans offered by the Bank include home equity loans and lines of credit, deposit account secured loans and loans that are secured by personal property, including automobiles.

Home equity loans are originated by the Bank for up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Bank also offers home equity lines of credit in amounts up to 80% of the appraised value, less the amount of any existing prior liens. Home equity loans have a maximum term of 15 years, and the interest rate is dependent upon the term of the loan. The Bank secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase rate sensitivity, shorten the average maturity of its loan portfolio and provide a full range of services to its customers.

Other Activities. Progress Capital, Inc. ("PCI"), a subsidiary of the Company was formed in 1996 and is the corporate general partner of the Ben Franklin/Progress Capital Fund, L.P., a $9.1 million fund managed by Progress Capital Management, Inc. ("PCM"), also a subsidiary of the Company, which commenced operations in December 1997 and provides subordinated debt financing to early-stage Mid-Atlantic based technology companies with proven, innovative products and an existing revenue stream. In addition, the fund generally receives warrants to purchase equity of the borrowers in connection with such lending. The Company earns a fee for managing the fund through its subsidiary PCM as well as maintaining an equity interest. PCI also invests in middle market companies that are prospects or customers of the Company and companies who have demonstrated a superior track record in their area of expertise.

Procall Teleservices, Inc. ("PTI"), a subsidiary of the Company, is an interactive communications and marketing firm, which provides a full range of business-to-business teleservices, including customer service, market research and telesales. PTI, which was formed and began operations in the second quarter of 1997, provides marketing support to a variety of businesses, from start up companies to Fortune 500 companies as well as the subsidiaries of the Company. PTI also manages the call center for the Bank.

In February 1998, the Company formed Progress Development Corp ("PDC"), to invest in a joint venture partnership, Progress Development LP, which acquired an interest in NewSeasons Assisted Living Communities ("NewSeasons"). NewSeasons owns, acquires, develops and operates assisted living residences for the elderly. NewSeasons had ten projects at December 31, 1998 and has plans for a total of 21 projects within the next three years. In addition to owning an equity interest in NewSeasons, Progress Development LP will provide fee based development, construction management and financial services to NewSeasons.

In January 1999, the Company's newest subsidiary Progress Financial Resources, Inc. ("PFR") commenced operations. PFR, a Delaware corporation, is headquartered in Philadelphia, Pennsylvania, and sells investment and insurance products, employee benefits and financial planning services to individuals and businesses.

Recent Development

In February 1999, VerticalNet, an internet company, went public at an initial offering price of $16 per share of common stock. The Company holds warrants to purchase 49,962 shares of common stock of VerticalNet, with a weighted average exercise price of $5.58, issued in connection with a loan from the Specialized Lending Division. The Company is prohibited from selling or otherwise disposing of the warrants or any shares of common stock received from the exercise of such warrants for a period of 180 days from February 11, 1999. The closing price of a share of VerticalNet common stock between February 11, 1999 and March 25, 1999 ranged between $35 and $108.50. VerticalNet common stock is traded on the Nasdaq Stock Market under the symbol of "VERT."

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

                           REGULATION AND SUPERVISION

General

The Company, as a unitary thrift holding company, is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision ("OTS"). As a subsidiary of a unitary thrift holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. Four of the Company's non-banking subsidiaries (PRA, PTI, PCM and PDC) are subject to the laws of the Commonwealth of Pennsylvania. PCI and PFR are Delaware corporations.

The Bank

Insurance of Deposits

The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each depositor. The Federal Deposit Insurance Corporation ("FDIC") requires an annual audit by independent accountants and may also examine the Bank.

Federal law requires that the FDIC maintain the reserve level of each of the SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. The BIF reached this level during 1995. A one-time assessment on thrift institutions sufficient to recapitalize the SAIF was enacted in September 1996. On September 30, 1996, the Bank paid a special one-time premium of $1.8 million to capitalize SAIF. Deposit insurance premiums in 1998, were 6.22 cents per $100 of deposits, compared to an average 7.89 cents per $100 of deposits in 1997. Deposit insurance is payable on a quarterly basis.

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

The Bank complied with this test for 1998. At December 31, 1998, approximately 81.39% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify under the QTL test.



Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), which administers the home financing credit function and serves as a source of liquidity for member savings associations and commercial banks within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 1998, the Bank's advances from the FHLB amounted to $88.0 million.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its mortgage related assets or .3% of total assets. At December 31, 1998, the Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.

Federal Limitations on Transactions with Affiliates

Transactions between savings associations and any affiliate are governed by
Section 23A and 23B of the Federal Reserve Act. In addition to the restrictions imposed, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Section 12 CRF-215 (Regulation O) of the Code of Federal Regulations places restrictions on loans by savings associations to executive officers, directors, and principal stockholders of the Company and the Bank. At December 31, 1998, the Bank was in compliance with this regulation.


Employees

As of December 31, 1998, the Company, PCI, PCM and PFR had no employees. The Bank and its leasing companies had 178 full-time and 24 part-time employees, while PRA had 24 full-time employees. PTI had 8 full-time and 2 part-time employees. PTI also utilizes personnel obtained through an employment services agency. PDC had 3 full-time employees.

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933. The information required herein is incorporated by reference from pages 9 to 17 and page 35 of the Company's Annual Report to Stockholders. Additional disclosures required in Guide 3 and not incorporated by reference are included below.

Tabular information is provided in thousands of dollars except for share and per share data.

Distribution of Average Assets, Liabilities and Stockholders' Equity

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

For the years ended December 31,                                        1998                            1997
                                                                        ----                            ----

                                                          Average                 Yield/    Average                 Yield/
                                                          Balance     Interest     Rate    Balance   Interest       Rate
 Interest-earning assets:
   Interest-bearing deposits                             $  3,990     $    158     3.96%  $  3,082     $   178       5.78%
   Investment securities(1)                                18,030        1,017     5.64      7,797         447       5.73
   Mortgage-backed securities (1)                         134,528        8,686     6.46     88,937       6,065       6.82
   Single family residential loans (2)                     54,890        4,193     7.64     61,084       4,875       7.98
   Commercial real estate loans (2)                       123,113       10,868     8.83     95,353       8,774       9.20
   Construction loans                                      31,611        3,432    10.86     27,371       3,038      11.10
   Commercial business loans                               77,268        7,487     9.69     49,515       4,833       9.76
   Lease financing                                         60,446        7,298    12.07     47,933       6,198      12.93
   Consumer loans                                          26,217        2,190     8.35     24,796       2,089       8.42
                                                         --------     --------    -----   --------     -------      -----
   Total interest-earning assets                          530,093       45,329     8.55    405,868      36,497       8.99

Non-interest-earning assets (5)                            33,015                           29,542
                                                         --------                         --------
     Total assets                                        $563,108                         $435,410
                                                         ========                         ========

Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                   $ 51,515        1,384     2.69   $ 31,688         679       2.14
     Money market accounts                                 33,722          999     2.96     37,199       1,181       3.17
     Passbook and statement savings                        31,314          725     2.32     29,698         810       2.73
     Time deposits                                        206,158       11,358     5.51    177,860       9,687       5.45
                                                         --------     --------    -----   --------     -------      -----
   Total interest-bearing deposits                        322,709       14,466     4.48    276,445      12,357       4.47
   Federal Home Loan Bank borrowings                       69,069        3,996     5.79     33,332       2,108       6.32
   Other borrowings                                        67,301        3,988     5.93     47,683       3,429       7.19
                                                         --------     --------    -----   --------     -------      -----
    Total interest-bearing liabilities                    459,079       22,450     4.89    357,460      17,894       5.01
                                                                      --------    -----                -------      -----

Non-interest-bearing liabilities (5)                       52,842                           46,415
                                                         --------                         --------

     Total liabilities                                    511,921                          403,875
Capital securities                                         15,000                            8,750
Stockholders' equity                                       36,187                           22,785
                                                         --------                         --------
     Total liabilities, capital securities and
     stockholders' equity                                $563,108                         $435,410
                                                         ========                         ========
Net interest income                                                   $ 22,879                         $18,603
                                                                      ========                         =======
Interest rate spread (3)                                                           3.66%                             3.98%
                                                                                  =====                             =====
Net interest margin (4)                                                            4.32%                             4.58%
                                                                                  =====                             =====
Average interest-earning assets to average                                       115.47%                           113.54%
interest-bearing liabilities                                                     ======                            ======

(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair values that are reflected as a component of stockholders' equity.

(2)  Includes loans held for sale.

(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

(5)  For the years ended December 31,              1998       1997
     ---------------------------------------------------------------
     Cash                                        $10,093     $ 8,573
     Allowance for possible loan
        and lease losses                          (4,339)     (3,887)
     Other assets                                 27,261      24,856
                                                 -------     -------
     Total non-interest earning assets           $33,015     $29,542
                                                 =======     =======
     Non-interest bearing liabilities:
     Non-interest bearing deposits               $40,928     $35,292
     Other liabilities                            11,914      11,123
                                                 -------     -------
       Total non-interest bearing liabilities    $52,842     $46,415
                                                 =======     =======

Distribution of Average Assets, Liabilities and Stockholders' Equity

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

For the years ended December 31,                                        1996                            1995
                                                                        ----                            ----

                                                             Average               Yield/    Average              Yield/
                                                             Balance   Interest     Rate     Balance   Interest    Rate
Interest-earning assets:
   Interest-bearing deposits                                 $  2,319    $   172     7.42%   $  2,555    $   179     7.01%
   Investment securities (1)                                    6,645        414     6.23      16,809      1,056     6.28
   Mortgage-backed securities (1)                              96,959      6,443     6.65     100,377      6,598     6.57
   Single family residential loans (2)                         77,360      6,035     7.80      95,355      7,022     7.36
   Commercial real estate loans (2)                            84,101      7,991     9.50      75,241      7,515     9.99
   Construction loans                                          18,106      2,050    11.32       8,383        952    11.36
   Commercial business loans                                   22,443      2,213     9.86      13,651      1,426    10.45
   Lease financing                                             21,342      2,838    13.30       3,741        483    12.91
   Consumer loans                                              22,724      1,958     8.62      20,895      1,821     8.72
                                                             --------    -------   ------    --------    -------   ------
   Total interest-earning assets                              351,999     30,114     8.56     337,007     27,052     8.03
                                                                         -------   ------                -------   ------

Non-interest-earning assets (5)                                22,935                          18,350
                                                             --------                        --------
     Total assets                                            $374,934                        $355,357
                                                             ========                        ========

Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                       $ 27,977        594     2.12     $26,661        716     2.69
     Money market accounts                                     33,781      1,023     3.03      33,577      1,042     3.10
     Passbook and statement savings                            28,258        806     2.85      27,290        783     2.87
     Time deposits                                            178,677      9,597     5.37     177,972      9,712     5.46
                                                             --------    -------   ------    --------    -------   ------
   Total interest-bearing deposits                            268,693     12,020     4.47     265,500     12,253     4.62
   Federal Home Loan Bank borrowings                           27,901      1,746     6.26      44,177      2,812     6.37
   Other borrowings                                            26,031      2,054     7.89       6,057        535     8.83
                                                             --------    -------   ------    --------    -------   ------
   Total interest-bearing liabilities                         322,625     15,820     4.90     315,734     15,600     4.94
                                                                         -------   ------                -------   ------
Non-interest-bearing liabilities (5)                           32,654                          25,138
                                                             --------                          ------

     Total liabilities                                        355,279                         340,872
Capital securities                                                --                              --
Stockholders' equity                                           19,655                          14,485
                                                             --------                          ------
     Total liabilities, capital securities and
     stockholders' equity                                    $374,934                        $355,357
                                                             ========                        ========

Net interest income                                                      $14,294                         $11,452
                                                                         =======                         =======

Interest rate spread (3)                                                             3.66%                         3.09%
                                                                                   ======                          ======
Net interest margin (4)                                                              4.06%                         3.40%
                                                                                   ======                          ======
Average interest-earning assets to average
interest-bearing liabilities                                                       109.10%                         106.74%
                                                                                   ======                          ======


(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair values that are reflected as a component of stockholders' equity.

(2)  Includes loans held for sale.

(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

(5)  For the years ended December 31,                     1996          1995
     -------------------------------------------------------------------------
     Non-interest earning assets:
     Cash                                                $6,064        $4,691
     Allowance for possible loan
        and lease losses                                 (5,287)       (1,667)
     Other assets                                        22,158        15,326
                                                        -------       -------
     Total non-interest earning assets                  $22,935       $18,350
                                                        =======       =======
     Non-interest bearing liabilities:
     Non-interest bearing deposits                      $25,521       $20,210
     Other liabilities                                    7,133         4,928
                                                        -------       -------
        Total non-interest bearing liabilities          $32,654       $25,138
                                                        =======       =======

Distribution of Average Assets, Liabilities and Stockholders' Equity

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

For the year ended December 31,                                    1994
                                                                   ----
                                                     Average                        Yield/
                                                     Balance        Interest         Rate
Interest-earning assets:
   Interest-bearing deposits                        $  1,257       $     69           5.49%
   Investment securities(1)                           15,682            960           6.12
   Mortgage-backed securities (1)                    113,819          6,617           5.81
   Single family residential loans (2)                84,508          6,201           7.34
   Commercial real estate loans (2)                   72,277          6,042           8.36
   Construction loans                                  4,554            449           9.86
   Commercial business loans                          10,658          1,036           9.72
   Lease financing                                      --             --             --
   Consumer loans                                     17,055          1,456           8.54
                                                    --------       --------         ------
   Total interest-earning assets                     319,810         22,830           7.14
                                                                   --------         ------

Non-interest-earning assets (5)                       20,304
                                                    --------
     Total assets                                   $340,114
                                                    ========

Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                              $ 21,932            532           2.43
     Money market accounts                            41,428          1,138           2.75
     Passbook and statement savings                   27,808            820           2.95
     Time deposits                                   168,250          7,678           4.56
                                                    --------       --------         ------
                                                     259,418         10,168
   Total interest-bearing deposits                                                    3.92
   Federal Home Loan Bank borrowings                  44,007          2,202           5.00
   Other borrowings                                    1,508            135           8.95
                                                    --------       --------         ------
   Total interest-bearing liabilities                304,933         12,505           4.10
                                                    --------       --------         ------
Non-interest-bearing liabilities (5)                  21,528
                                                    --------

     Total liabilities                               326,461
Capital securities                                      --
Stockholders' equity                                  13,653
                                                    --------

     Total liabilities, capital securities and
     stockholders' equity                           $340,114
                                                    ========

Net interest income                                                 $10,325
                                                                    =======
Interest rate spread (3)                                                              3.04%
                                                                                    ======

Net interest margin (4)                                                               3.23%
                                                                                    ======

Average interest-earning assets to average
interest-bearing liabilities                                                        104.88%
                                                                                    ======


(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair values that are reflected as a component of stockholders' equity.

(2)  Includes loans held for sale.

(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

(5)  For the year ended December 31, 1994

     Non-interest earning assets:
     Cash                                            $5,945
     Allowance for possible loan
        and lease losses                             (1,808)
     Other assets                                    16,167
                                                    -------
         Total non-interest earning assets          $20,304
                                                    =======

     Non-interest bearing liabilities:
     Non-interest bearing deposits                  $16,713
     Other liabilities                                4,815
                                                    -------
         Total non-interest bearing liabilities     $21,528
                                                    =======

Investment Securities

Investment securities are comprised of the following at December 31, 1998, 1997, and 1996:


                                                                        1998
                                                                        ----
                                                      Held to Maturity         Available for Sale
                                                   Amortized   Estimated     Amortized   Estimated
                                                     Cost      Fair Value       Cost     Fair Value
                                                   ---------   ----------    ---------   ----------
FHLB stock                                          $ 4,923      $ 4,923      $  --        $  --
FHLB investment securities                            4,975        5,089         --           --
U.S. agency obligations                               2,503        2,535        2,000        2,001
Municipal bonds                                        --           --          9,599        9,591
Equity investments                                     --           --          6,609        6,317
                                                    -------      -------      -------      -------
         Total investment securities                $12,401      $12,547      $18,208      $17,909
                                                    -------      -------      -------      -------

                                                                        1997
                                                                        ----
                                                      Held to Maturity         Available for Sale
                                                   Amortized   Estimated     Amortized   Estimated
                                                     Cost      Fair Value       Cost     Fair Value
                                                   ---------   ----------    ---------   ----------

FHLB stock                                          $ 1,728      $ 1,728      $  --        $  --
FHLB investment securities                            2,323        2,342         --           --
U.S. agency obligations                                 --          --         3,000         3,001
Equity investments                                      --          --         2,924         3,394
                                                    -------      -------      -------      -------

         Total investment securities                $ 4,051      $ 4,070      $ 5,924      $ 6,395
                                                    -------      -------      -------      -------

                                                                        1996
                                                                        ----
                                                      Held to Maturity         Available for Sale
                                                   Amortized   Estimated     Amortized   Estimated
                                                     Cost      Fair Value       Cost     Fair Value
                                                   ---------   ----------    ---------   ----------

FHLB stock                                          $ 1,937      $ 1,937      $  --        $  --
U.S. agency obligations                                 --          --          3,468        3,418
Equity investments                                      --          --             30           44
                                                    -------      -------      -------      -------

         Total investment securities                $ 1,937      $ 1,937      $ 3,498      $ 3,462
                                                    -------      -------      -------      -------





The investment securities which are classified as held to maturity and available for sale have a weighted average coupon rate of 7.04% and 4.19% respectively, at December 31, 1998.

Mortgage-Backed Securities

The following table details the Company's mortgage-backed securities by classification at December 31, 1998, 1997, and 1996.




                                                                    1998
                                                Held to Maturity            Available for Sale
                                            Amortized     Estimated      Amortized      Estimated
                                              Cost        Fair Value        Cost        Fair Value
                                            -------        -------        -------        -------
GNMA                                        $  --          $  --         $121,178       $120,893
FNMA                                           --             --           13,330         13,307
FHLMC                                          --             --           10,714         10,564
Non-agency pass through certificate            --             --            1,688          1,695
                                            -------        -------       --------       --------
         Total investment securities        $  --          $  --         $146,910       $146,459
                                            =======        =======       ========       ========


                                                                    1997
                                                Held to Maturity            Available for Sale
                                            Amortized     Estimated      Amortized      Estimated
                                              Cost        Fair Value        Cost        Fair Value
                                            -------        -------        -------        -------
GNMA                                        $19,509        $19,247        $39,553        $39,772
FNMA                                         15,900         15,872            914            904
FHLMC                                        14,012         13,975          1,336          1,315
Non-agency pass through certificate            --             --            2,443          2,527
                                            -------        -------        -------        -------
         Total investment securities        $49,421        $49,094        $44,246        $44,518
                                            -------        -------        -------        -------

                                                                    1996
                                                Held to Maturity            Available for Sale
                                            Amortized     Estimated      Amortized      Estimated
                                              Cost        Fair Value        Cost        Fair Value
                                            -------        -------        -------        -------

  GNMA                                      $22,759        $22,217        $21,770        $21,839
  FNMA                                        7,321          7,219          7,335          7,188
  FHLMC                                      17,254         17,099          7,229          7,172
  Collateralized mortgage obligations          --             --            3,000          2,940
  Non-agency pass through certificate          --             --            3,605          3,599
                                            -------        -------        -------        -------
           Total investment securities      $47,334        $46,535        $42,939        $42,738
                                            -------        -------        -------        -------

The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated:

For the years ended December 31,                                        1998          1997          1996
                                                                     --------       --------     ---------
Mortgage-backed securities at beginning of period                    $ 93,939      $  90,072     $  89,675
Purchases (1)                                                         147,537         54,672        52,800
Conversion of existing loans to mortgage-backed securities                 --             --         9,982
Sales of loans converted to securities                                     --             --       (9,982)
Sales from portfolio                                                 (55,882)       (33,428)      (34,924)
Repayments                                                           (37,228)       (17,176)      (17,082)
Premium amortization                                                  (1,146)          (675)         (598)
Other                                                                    (72)             --            --
Change in unrealized loss on securities available for sale              (689)            474           201
                                                                     --------       --------     ---------
Mortgage-backed securities at end of period (2)                      $146,459       $ 93,939     $  90,072
                                                                     --------       --------     ---------
Weighted average coupon at end of period                                 7.40%          7.97%         7.88%
                                                                     ========       ========     =========


(1)  Includes applicable premiums and discounts.
(2) Includes $146.5 million, $44.5 million and $42.7 million of mortgage-backed securities classified as available for sale at estimated fair value at December 31, 1998, 1997 and 1996, respectively.

Loan and Lease Portfolio

The principal categories in the Company's loan and lease portfolio are residential real estate loans, which are secured by single-family (one-to-four units) residences; commercial real estate loans, which are secured by multi-family (over five units), residential and commercial real estate; loans for the construction of single-family, multi-family and commercial properties, including land acquisition and development loans; commercial business loans, lease financing, consumer loans and credit card receivables. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

The Company's net loan and lease portfolio, including loans held for sale, totaled $419.5 million at December 31, 1998 or 64.8% of its total assets, an increase of $79.2 million or 23.3% from the $340.3 million outstanding at December 31, 1997. The following table depicts the composition of the Company's portfolio at December 31 for the years indicated net of unearned income.

                                   1998                1997                 1996                 1995                 1994
                             Amount    Percent   Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                            --------   -------  --------   -------   --------   -------   --------   -------    -------   -------
Real estate loans:
   Single family
     residential (1)        $ 50,086    11.81%  $ 56,565    16.44%   $ 64,259    23.77%   $ 91,091    37.72%   $ 99,917    48.12%
   Commercial
     real estate(2)          134,380    31.69    109,938    31.94      90,350    33.42      81,535    33.77      71,273    34.33
   Construction               44,546    10.51     26,695     7.76      20,692     7.65      14,230     5.89       5,379     2.59
                            --------   ------   --------   ------    --------   ------    --------   ------     -------   ------
     Total real estate
      loans                  229,012    54.01    193,198    56.14     175,301    64.84     186,856    77.38     176,569    85.04
                            --------   ------   --------   ------    --------   ------    --------   ------     -------   ------
   Commercial business        92,737    21.87     69,312    20.14      30,384    11.24      17,244     7.14      12,005     5.78
                            --------   ------   --------   ------    --------   ------    --------   ------     -------   ------
   Lease financing            73,499    17.34     56,072    16.29      40,867    15.12      14,965     6.20          --       --
                            --------   ------   --------   ------    --------   ------    --------   ------     -------   ------
Consumer loans
   Consumer                   27,807     6.56     24,639     7.16      22,898     8.47      21,666     8.97      19,027     9.17
   Credit card receivables       931      .22        918      .27         885      .33         757      .31          24      .01
                            --------   ------   --------   ------    --------   ------    --------   ------     -------   ------
   Total consumer loans       28,738     6.78     25,557     7.43      23,783     8.80      22,423     9.28      19,051     9.18
                            --------   ------   --------   ------    --------   ------    --------   ------     -------   ------
Total loans and leases       423,986   100.00%   344,139   100.00%    270,335   100.00%    241,488   100.00%    207,625   100.00%
                                       ======              ======               ======               ======               ======
Allowance for possible
   loan and lease losses      (4,490)             (3,863)              (3,768)              (2,310)              (1,503)
                            --------            --------             --------             --------             --------
   Net loans and leases     $419,496            $340,276             $266,567             $239,178             $206,122
                            ========            ========             ========             ========             ========

(1) Includes $373,000, $599,000, $3.2 million, and $351,000 of loans classified as held for sale at December 31, 1997, 1996, 1995 and 1994, respectively.
(2) Includes $25.3 million of loans classified as held for sale at December 31, 1998.


The following table sets forth the scheduled contractual amortization of loans and leases in the Company's total loan and lease portfolio (including loans classified as held for sale) at December 31, 1998. Loans and leases having no stated schedule of repayments and no stated maturity are reported as due in one year or less . The following table also sets forth the dollar amount of loans and leases which are scheduled to mature after one year which have fixed or adjustable rates.

                                             Real Estate  Real Estate     Lease     Commercial
                                              Mortgage    Construction  Financing    Business     Consumer     Total
                                             -----------  ------------  ---------   ----------    --------    --------
Amounts due:
   One year or less                           $  4,886      $23,300      $29,776      $55,892     $ 1,915     $115,769
   After one year through five years            26,553       19,263       43,293       27,589       7,304      124,002
   Beyond five years                           153,027        1,983          430        9,256      19,519      184,215
                                              --------      -------      -------      -------     -------     --------
     Total                                    $184,466      $44,546      $73,499      $92,737     $28,738     $423,986
                                              ========      =======      =======      =======     =======     ========
Interest rate terms on amounts due after
one year:
   Fixed                                       $86,681      $ 7,499      $43,723      $22,014     $22,583     $182,500
                                              --------      -------      -------      -------     -------     --------
   Adjustable                                  $92,899      $13,747      $    --      $14,831     $ 4,240     $125,717
                                              --------      -------      -------      -------     -------     --------

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

The following table shows total loans and leases originated, purchased, sold and repaid during the periods ended December 31 for the years indicated:

                                                                       1998            1997             1996
                                                                     --------        --------         --------
Loan originations:
Single family residential                                            $  2,095        $  3,692         $ 17,018
Commercial real estate                                                 52,236          42,155           25,503
Construction                                                           54,516          35,300           25,711
Lease financing                                                        33,568          40,899           19,157
Commercial business                                                   136,699          52,390           33,024
Consumer                                                               15,014           7,168           11,643
                                                                     --------        --------         --------
     Total loans and leases originated                                294,128         181,604          132,056
Leases acquired through purchases (2)                                  13,339              --           20,025
                                                                     --------        --------         --------
     Total loans and leases originated and purchased                  307,467         181,604          152,081
                                                                     --------        --------         --------
Sales and loan/lease principal reductions:
     Loans and leases sold (1)                                         28,021           3,347           30,787
     Loan and lease principal reductions                              199,267          98,731           90,059
                                                                     --------        --------         --------
         Total loans/leases sold and principal reductions             227,288         102,078          120,846
                                                                     --------        --------         --------
Net change due to other items                                            (332)         (5,722)          (2,388)
                                                                     --------        --------         --------
Net increase (decrease) in loan and leases, net of unearned
  income                                                             $ 79,847        $ 73,804         $ 28,847
                                                                     ========        ========         ========


(1) For the years ended December 31, 1998 and 1997 there were no loans converted into mortgage-backed securities and subsequently sold. For the years ended December 31, 1996, $10.0 million of loans, were converted into mortgage-backed securities and subsequently sold.
(2) Leases purchased from a third party in 1998 and leases acquired through the purchase of Primary Capital, Inc. in 1998 and The Equipment Leasing Company in 1996.

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

The following table details the Company's underperforming assets at December 31:



                                                            1998         1997         1996         1995         1994
                                                           ------       ------       ------       ------       ------
Loans and leases accounted for on a non-accrual            $3,683       $2,179       $1,689       $4,075       $4,369
  basis
REO, net of related reserves                                   --          380        2,150          728        4,534
                                                           ------       ------       ------       ------       ------
    Total non-performing assets                             3,683        2,559        3,839        4,803        8,903
Accruing loans 90 or more days past due                     4,030        2,721        4,077           --          182
                                                           ------       ------       ------       ------       ------
Total underperforming assets                               $7,713       $5,280       $7,916       $4,803       $9,085
                                                           ------       ------       ------       ------       ------
Non-performing assets as a percentage of total
   loans and leases and real estate owned                     .88%         .75%        1.43%        2.00%        4.23%
                                                           ------       ------       ------       ------       ------
Non-performing assets as a percentage of total assets         .57%         .50%        0.96%        1.33%        2.56%
                                                           ------       ------       ------       ------       ------
Underperforming assets as a percentage of total
loans and leases and real estate owned                       1.84%        1.55%        2.95%        2.00%        4.31%
                                                           ------       ------       ------       ------       ------
Underperforming assets as a percentage of total assets       1.19%        1.04%        1.99%        1.33%        2.61%
                                                           ======       ======       ======       ======       ======

Gross interest income that would have been recorded during 1998, 1997, and 1996 if the Company's non-accrual loans and leases at the end of such periods had been performing in accordance with their terms during such periods was $252,000, $190,000 and $251,000, respectively. The amount of interest income that was actually recorded during 1998, 1997, and 1996 with respect to such non-accrual loans and leases amounted to approximately $112,000, $148,000 and $153,000, respectively.

The $3.7 million of non-accrual loans and leases at December 31, 1998 consists of $981,000 of loans secured by single-family residential property, $181,000 of loans secured by commercial property, $188,000 of commercial business loans, $209,000 of consumer loans and $2.1 million of lease financing.

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

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:


As of December 31,                                              1998                  1997                  1996
                                                                ----                  ----                  ----
                                                          Amount    Percent    Amount     Percent     Amount    Percent
                                                          ------    -------    ------     -------     ------    -------
Delinquencies:
     30 to 59 days                                        $ 7,305     1.76%    $ 6,167     1.79%      $3,291      1.22%
     60 to 89 days                                          3,337      .81       1,934      .56          776       .28
     90 or more days                                        4,030      .97       2,721      .79        4,077      1.51
                                                         --------     ----     -------     ----       ------      ----
           Total                                          $14,672     3.54%    $10,822     3.14%      $8,144      3.01%
                                                         --------     ----     -------     ----       ------      ----

Allowance for Possible Loan and Lease Losses

The following table details the allocation of the allowance for possible loan and lease losses to the various categories at the dates indicated. The allocation is not necessarily indicative of the categories in which future losses will occur, and the entire allowance is available to absorb losses in any category of loans or leases.


December 31,                        1998                1997                1996                1995               1994
                                   Percent             Percent             Percent             Percent             Percent
                                      of                  of                  of                  of                 of
                                   Loans to            Loans to            Loans to            Loans to            Loans to
                                    Total               Total               Total               Total               Total
                                    Loans               Loans               Loans               Loans               Loans
                                     and                 and                 and                 and                 and
                          Amount    Leases    Amount    Leases    Amount    Leases    Amount    Leases     Amount   Leases
                          ------   --------   ------   --------   ------   --------   ------   --------    ------  --------
Residential real          $  116     11.81%   $  127     16.44%   $  129     23.77%   $  148     37.72%    $  268    48.12%
estate

Commercial real estate     1,134     31.69     1,120     31.94     1,620     33.42     1,045     33.77        917    34.33

Real estate construction     652     10.51       290      7.76       257      7.65       286      5.89        125     2.59

Commercial business          930     21.87       749     20.14       387     11.24       166      7.14        152     5.78

Lease financing            1,619     17.34     1,446     16.29     1,221     15.12       590      6.20         --       --

Consumer                      39      6.78       131      7.43       154      8.80        75      9.28         41     9.18
                          ------    ------    ------    ------    ------    ------    ------    ------     ------   ------

   Total                  $4,490    100.00%   $3,863    100.00%   $3,768    100.00%   $2,310    100.00%    $1,503   100.00%
                          ------    ------    ------    ------    ------    ------    ------    ------     ------   ------

The following table details the Company's allowance for possible loan and lease losses for the periods indicated:


For the years ended December 31,                     1998            1997              1996           1995           1994
                                                    --------       --------          --------       --------       --------
Average loans and leases outstanding                $373,545       $306,052          $246,076       $217,266       $189,052
                                                    --------       --------          --------       --------       --------
Balance beginning of period                         $  3,863       $  3,768          $  2,310       $  1,503       $  2,113

Charge-offs:
     Residential real estate                              --              3                25             20             --
     Commercial real estate                               --            394                --             --          1,160
     Real estate construction                             --             --                --            100             50
     Commercial business                                   2            291                 7            281             88
     Lease financing                                     681            879               309             74             --
     Consumer                                             72            100                80             26             20
                                                    --------       --------          --------       --------       --------
         Total charge-offs                               755          1,667               421            501          1,318
                                                    --------       --------          --------       --------       --------
Recoveries:
     Residential real estate                               1             --                 2             --             --
     Commercial real estate                                5             --                30             --             --
     Real estate construction                              2             --                --              1            137
     Commercial business                                 128             20                26              3             36
     Lease financing                                     275            214               171             41             --
     Consumer                                             12             19                19             15             14
                                                    --------       --------          --------       --------       --------
         Total recoveries                                423            253               248             60            187
                                                    --------       --------          --------       --------       --------
Net charge-offs                                          332          1,414               173            441          1,131

Provision for possible loan and lease losses             959          1,509               781            641            521

Allowances assumed through acquisitions (1)               --             --               850            607             --
                                                    --------       --------          --------       --------       --------
     Total additions                                     959          1,509             1,631          1,248            521
                                                    --------       --------          --------       --------       --------
Balance at end of period                              $4,490         $3,863            $3,768         $2,310       $  1,503
                                                    ========       ========          ========       ========       ========
Ratio of net chargeoffs during the period to
average loans and leases outstanding during
the period                                              .09%           .46%              .07%           .20%           .60%
                                                    ========       ========          ========       ========       ========
Ratio of allowance for possible loan and lease
losses to non performing loans and leases at
end of period                                        121.91%        177.28%           223.09%         56.69%         34.40%
                                                    ========       ========          ========       ========       ========
Ratio of allowance for possible loan and lease
losses to underperforming loans and leases at
end of period (2)                                     58.21%         78.84%            65.35%         56.69%         33.03%
                                                    ========       ========          ========       ========       ========

(1) Allowance assumed through acquisitions represents, The Equipment Leasing Company in 1996, and First Valley Leasing, Inc., a subsidiary of UJB Financial, in 1995.

(2)  Includes loans 90 or more days delinquent and still accruing.

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

Deposits

The following table presents the interest rate and maturity information for time deposits at December 31, 1998.


                                                                     Maturity Date
                              One year or less      >1-2 Years        >2-3 Years         Over 3 Years         Total
                              ----------------      ----------       -------------       ------------         -----
Interest Rate
       2.00 -  3.99%             $   1,262            $    25           $   13              $   12              1,312
       4.00 -  5.99%               139,670             24,509            8,980               5,993            179,152
       6.00 -  7.99%                13,363             10,959              492               1,383             26,197
       8.00 -  9.99%                    27                 --               --                  16                 43
      10.00 - 11.99%                    --                 --               --                  17                 17
                                 ---------            -------           ------              ------           --------
                                 $ 154,322            $35,493           $9,485              $7,421           $206,721
                                 ---------            -------           ------              ------           --------


Time deposits of $100,000 or more totaled $36.9 million at December
31, 1998 which mature as follows: $20.7 million within three months; $4.3 million between three and six months; $9.1 million between six and twelve months; and $2.8 million after twelve months.

The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

Borrowings

The following table presents certain information regarding borrowings:



For the years ended December 31,                                       1998                  1997                  1996
--------------------------------                                       ----                  ----                  ----

    Average balance outstanding                                      $136,370              $81,015                $53,932
    Maximum amount outstanding at any month-end during the period    $172,405              $97,983                $80,589
    Weighted average interest rate during the period                     5.85%                6.83%                  7.05%
    Weight average interest rate at end of period                        5.53%                6.73%                  7.18%


Included in borrowings at December 31, 1998 were securities sold under agreements to repurchase of $75.2 million, FHLB borrowings of $88.0 million, subordinated debt of $3.0 million and an Employee Stock Option Plan note payable of $127,000 Borrowings increased $83.2 million from year-end 1997.

Item 2. Properties

The Company's and the Bank's executive offices are located at 4 Sentry Parkway, Suite 200, Blue Bell, Pennsylvania. The Bank conducts business from eleven branch offices in Bridgeport, Plymouth Meeting, East Norriton, Conshohocken, King of Prussia, Lansdale, Norristown, Jeffersonville, Paoli, and Rosemont, Pennsylvania and the Andorra community of Philadelphia, one of which is owned and ten are leased. The Bank also conducts equipment leasing business in leased facilities in Baltimore, MD, and Blue Bell, PA. The Company, through PRA, has leased locations in Blue Bell, PA, Richmond, VA, Woodbridge, NJ, Chesapeake, VA, and Wilmington, DE.

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

                                    PART III

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The information required herein is incorporated by reference from page 35 of the Company's 1998 Annual Report to Stockholders, which is included herein as
Exhibit 13 (the "Company's 1998 Annual Report.")

Item 6. Selected Financial Data.

The information required herein is incorporated by reference from page 9 of the Company's 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 10 to 17 of the Company's 1998 Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information required herein is incorporated by reference from pages 14 to 16 of the Company's 1998 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 18 to 34 of the Company's 1998 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 10. Directors and Executive Officers of the Registrant

The information contained in the section titled "Election of Directors" in the Company's definitive Proxy Statement for the 1999 Annual Meeting to be held April 27, 1999 (the "Proxy Statement"), with respect to the Directors of the Company is incorporated herein by reference.

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

    No.                                 Exhibits
    ---                                 --------

    *3.1 Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987)

    *3.2 By-Laws (Exhibit 3.2 to the Company's Registration Statement No. 33-3685 on Form S-4, filed with the Securities and Exchange Commission (the "SEC") on March 3, 1986)

     3.3 Certificate of Amendment of Certificate of Incorporation dated May 13, 1998.

    *4.1 Amended and Restated Declaration of Trust relating to Progress Capital Trust I, dated as of June 3, 1997, between Progress Financial Corporation and the trustees named therein. (Exhibit 4.4 to the Company's Registration Statement on Form S-4, filed with the SEC on October 22, 1997)

    *4.2 Indenture, dated as of June 3, 1997, between Progress Financial Corporation and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable Interest Debentures due 2027 of Progress Financial Corporation. (Exhibit 4.1 to the Company's Registration Statement on Form S-4, filed with the SEC on October 22, 1997)

    *4.3 Series B Capital Securities Guarantee Agreement, dated as of December 11, 1997, relating to the Capital Securities of Progress Capital Trust I. (Exhibit 4.6 to the Company's Registration Statement on Form S-4, filed with the SEC on October 22, 1997)

   *10.1 Key Employee Stock Compensation Program (Exhibit 28 to the Company's Registration Statement on Form S-8, filed with the SEC on November 13, 1986)

   *10.2 Amendment dated December 15, 1987 to Key Employee Stock Compensation Program (Exhibit 4.2 to the Company's Registration Statement, No. 33-19570)

    10.3    1993 Stock Incentive Plan as amended in 1997 and 1998.

   *10.4 1993 Directors' Stock Option Plan as amended in 1997 (Appendix B to the Company's Definitive Proxy on Form DEF 14A, filed with the SEC on April 7, 1997)

   *10.5 Employment Agreement between Progress Financial Corporation, Progress Bank and W. Kirk Wycoff dated March 1, 1997. (Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 31, 1998)

    10.6 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and Michael B. High dated October 2, 1998.

    10.7 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and H. Wayne Griest dated November 17, 1998.

    10.8 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and Eric J. Morgan dated October 2, 1998.

   *10.9 Restricted Stock Award Plan dated February 17, 1999 (Exhibit 4 on the Company's Registration Statement on Form S-8, File Number 333-72543 filed with the SEC on February 18, 1999)

      11    Computation of Earnings per Share

      13    1998 Annual Report to Stockholders

      21    Subsidiaries of the Registrant

      23    Consent of Independent Accountants

      27    Financial Data Table


No reports on Form 8-K were filed for the quarter ended December 31, 1998.

*  Incorporated by reference.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.

                                         Progress Financial Corporation


March 23, 1999                       BY: /s/ W. Kirk Wycoff
--------------                           ---------------------------------------
     Date                                W. Kirk Wycoff, Chairman, President and
                                         Chief Executive Officer


Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ W. Kirk Wycoff                                                              March 23, 1999
-----------------------------------------                                       --------------
W. Kirk Wycoff, Chairman, President                                                 Date
and Chief Executive Officer

/s/ John E. F. Corson                                                           March 23, 1999
-----------------------------------------                                       --------------
John E.Flynn Corson, Director                                                       Date

/s/ William O. Daggett, Jr.                                                     March 23, 1999
-----------------------------------------                                       --------------
William O. Daggett, Jr., Director                                                   Date

/s/ H. Wayne Griest                                                             March 23, 1999
-----------------------------------------                                       --------------
H. Wayne Griest, Director                                                           Date


-----------------------------------------                                       --------------
G. Daniel Jones, Director                                                           Date

/s/ Joseph R. Klinger                                                           March 23, 1999
-----------------------------------------                                       --------------
Joseph R. Klinger, Director                                                         Date

/s/ Paul M. LaNoce                                                              March 23, 1999
-----------------------------------------                                       --------------
Paul M. LaNoce, Director                                                            Date


-----------------------------------------                                       --------------
A. John May, III, Director                                                          Date






/s/ William L. Mueller                                                          March 23, 1999
-----------------------------------------                                       --------------
William L. Mueller, Director                                                        Date

/s/ Janet E. Paroo                                                              March 23, 1999
-----------------------------------------                                       --------------
Janet E. Paroo, Director                                                            Date

/s/ Kevin J. Silverang                                                          March 23, 1999
-----------------------------------------                                       --------------
Kevin J. Silverang, Director

/s/ Charles J. Tornetta                                                         March 23, 1999
-----------------------------------------                                       --------------
Charles J. Tornetta, Director                                                       Date

/s/ Michael B. High                                                             March 23, 1999
-----------------------------------------                                       --------------
Michael B. High, Sr. Vice President                                                 Date
and Chief Financial Officer

                                       23