Form 10-Q
period 1999-03-31
PROGRESS FINANCIAL CORP
filed 1999-05-13
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1999.

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


4 Sentry Parkway
Suite 200
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                            5,270,728
         ------------------------------         -------------------------------
         Title of Each Class                       Number of Shares Outstanding
                                                      as of April 30, 1999

                         Progress Financial Corporation
                                Table of Contents



                     PART I - Interim Financial Information
                                                                           Page

Item 1.  Interim Financial Statements

         Consolidated Interim Statements of Financial Condition as of
         March 31, 1999 (unaudited)and December 31, 1998 (audited).............3

         Consolidated Interim Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited).............................4

         Consolidated Interim Statements of Changes in Stockholders' Equity for
         the three months ended March 31, 1999 and 1998 (unaudited)............5

         Consolidated Interim Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited).............................6

         Notes to Consolidated Interim Financial Statements (unaudited)........7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (unaudited)....................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16



                           PART II - Other Information


Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities................................................17

Item 3.  Defaults upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................17

         Signatures...........................................................18

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Consolidated Interim Statements of Financial Condition
(Dollars in thousands)                                                                       March 31,       December 31,
                                                                                              1999              1998
                                                                                            (unaudited)        (audited)
Assets Cash and due from banks:
   Non-interest-earning                                                                     $  15,663          $ 14,189
   Interest-earning                                                                            22,248             6,498
Loans held for sale (fair value: $20,393 in 1999 and $25,326 in 1998)                          20,274            25,250
Investment securities:
   Available for sale at fair value (amortized cost:$17,801 in 1999 and $18,208 in 1998)       17,366            17,909
   Held to maturity at amortized cost (fair value: $18,926 in 1999 and $12,547 in 1998)        18,747            12,401
Mortgage-backed securities:
   Available for sale at fair value (amortized cost: $131,016 in 1999 and $146,910 in 1998)   130,132           146,459
Loans and leases, net (net of  reserves:  $4,854 in 1999 and $4,490 in 1998)                  410,839           394,246
Premises and equipment, net                                                                    10,955            10,707
Other assets                                                                                   20,549            19,723
                                                                                           -----------       ----------
       Total assets                                                                          $666,773          $647,382
                                                                                           ===========       ==========
Liabilities and Stockholder's Equity
Liabilities:
     Deposits:
         Non-interest-bearing                                                               $  57,226         $  54,934
         Interest-bearing                                                                     377,644           353,228
     Short-term borrowings                                                                     40,025            45,941
     Other liabilities                                                                          9,882            15,250
     Long-term debt:
         Federal Home Loan Bank advances                                                       83,000            83,000
         Other debt                                                                            42,319            38,475
                                                                                            ---------         ---------
     Total liabilities                                                                        610,096           590,828
                                                                                            ---------         ---------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation                          15,000            15,000
Commitments and contingencies
Stockholders' equity:
     Serial preferred stock - $.01 par value; 1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock-$.01 par value;1,010 shares authorized
        but unissued                                                                               --                --
     Common stock - $1 par value; 12,000,000 shares authorized: 5,271,000 and 5,263,000 shares issued and outstanding at March 31, 1999 and December 31, 1998,respectively;
        including treasury shares of 107,000 and 177,000, and unallocated shares held by the Employee Stock Ownership Plan of 21,000 and 24,000 at March 31, 1999
        and December 31, 1998, respectively.                                                     5,271             5,263
     Other common stockholders' equity, net                                                    37,277            36,786
     Net accumulated other comprehensive loss                                                    (871)             (495)
                                                                                             ---------         ---------
     Total stockholders' equity                                                                41,677            41,554
      Total liabilities,  Corporation-obligated  mandatorily redeemable capital              ---------         ---------
       securities  of  subsidiary  trust  holding  solely  junior subordinated
       debentures of the Corporation and stockholders' equity                                $666,773          $647,382
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Operations (unaudited)
(Dollars in thousands, except per share data)


                                                                              For the Three Months Ended
                                                                                     March 31,
                                                                                1999          1998
                                                                                ----          ----
Interest income:
   Loans and leases, including fees                                             $ 9,557       $8,293
   Mortgage-backed securities                                                     2,125        1,475
   Investment securities                                                            422          141
   Other                                                                            193           23
                                                                                -------      -------
       Total interest income                                                     12,297        9,932

Interest expense:
   Deposits                                                                       3,768        3,350
   Short-term borrowings                                                            665          580
   Long-term debt                                                                 1,649          811
                                                                                --------     -------
       Total interest expense                                                     6,082        4,741
                                                                                --------     -------
Net interest income                                                               6,215        5,191
Provision for possible loan and lease losses                                        449          202
                                                                                --------     -------
Net interest income after provision for possible loan and lease losses            5,766        4,989
                                                                                --------     -------
Non-interest income:
   Service charges on deposits                                                      420          367
   Lease financing fees                                                             387          365
   Insurance commissions                                                            480           --
   Teleservices fee income                                                          243          174
   Loan brokerage and advisory fees                                                 523          445
   Gain (loss) on sale of securities                                               (160)         215
   Fees and other                                                                   869          239
                                                                                --------     -------
       Total non-interest income                                                  2,762        1,805
Non-interest expense:                                                           --------     -------
   Salaries and employee benefits                                                 3,504        2,618
   Occupancy                                                                        345          305
   Data processing                                                                  218          249
   Furniture, fixtures and equipment                                                290          254
   Professional services                                                            367          191
   Capital securities expense                                                       398          398
   Other                                                                          1,322        1,204
                                                                                --------     -------
       Total non-interest expense                                                 6,444        5,219
                                                                                --------     -------
Income before income taxes                                                        2,084        1,575
Income tax expense                                                                  761          579
                                                                                --------     -------
Net income                                                                      $ 1,323       $  996
                                                                                ========     =======
Basic earnings per common  share                                                  $ .26        $ .23
                                                                                ========     =======
Diluted earnings per common share                                                $  .24        $ .21
                                                                                ========     =======
Dividends per common share                                                       $  .04        $ .03
                                                                                ========     =======
Basic average common shares outstanding                                       5,099,263    4,347,726
                                                                              =========    =========
Diluted average common shares outstanding                                     5,469,823    4,845,802
                                                                              =========    =========

See Notes to Consolidated Interim Financial Statements


Consolidated Interim Statements of Changes in Stockholders' Equity (unaudited)
(Dollars in thousands)

                                                                                               Net
                                                            Unearned                       Accumulated
                                                 Unearned Compensation                        Other                       Total
                               Common   Treasury  ESOP     Restricted   Capital   Retained Comprehensive Comprehensive Stockholders'
                               Stock     Stock   Shares      Stock      Surplus   Earnings    Income       Income         Equity
                                                                                              (Loss)
                              --------- -------- -------- ------------- --------- -------- ------------- ------------ -----------

For the three months ended March 31, 1999:

Balance at December 31, 1998    $5,263  $(2,287)  $(143)    $   --       $39,615   $(399)     $(495)                   $41,554
Issuance of stock under
  employee benefit plans
  (107,709 treasury shares;
  7,562 common shares;
  2,580 ESOP shares)                 8   1,319       16     (1,094)         (67)                                           182
Net income                                                                          1,323                  $1,323        1,323
Other comprehensive loss,
  net of tax (a)                                                                               (376)         (376)        (376)
                                                                                                          -------
Comprehensive income                                                                                         $947
                                                                                                          =======
Purchase of treasury stock
  (37,500 treasury shares)                (472)                                                                           (472)
Retirement of stock warrants                                                (331)                                         (331)
Cash dividend declared                                                                (203)                               (203)
                              --------- -------- -------- ------------- -------- --------  ------------- ------------ -----------
Balance at March 31, 1999       $5,271  $(1,440)  $(127)   $(1,094)      $39,217      $721    $(871)                   $41,677
                              ========= ======== ======== ============= ========= ======== ============= ============ ===========


For the three months ended March 31, 1998:

Balance at December 31, 1997    $4,126      $--   $(174)    $   --       $20,960    $(10)      $460                    $25,362
Exercise of stock warrants
  (26,250 common shares)            26                                       124                                           150
Issuance of stock under
  employee benefit plans
  (28,352 common shares;            28               13                       66                                           107
  2,419 ESOP shares)
Net income                                                                            996                    $996          996
Other comprehensive loss,
  net of tax (a)                                                                               (188)         (188)        (188)
                                                                                                           -------
Comprehensive income                                                                                         $808
                                                                                                             ====
Investment in
  unconsolidated subsidiary         21                                       309                                           330
  (21,153 common shares)
Cash dividend declared                                                                (122)                               (122)
                              --------- -------- --------      -------   -------    -------  -------       ------      --------
Balance at March 31, 1998       $4,201      $--   $(161)        $--      $21,459      $864     $272                    $26,635
                              ========= ======== ========      ========  =======    =======  =======       ======      ========




(a) For the three months ended March 31,                                    1999      1998
                                                                            ----      ----
    Calculation of other comprehensive loss  net of tax:
    Unrealized holding losses arising during the period, net of tax        $(482)     $(46)
    Less: Reclassification for gains (losses) included in net income,
          net of tax                                                        (106)      142
                                                                           -------   ------
  Other comprehensive loss, net of tax                                     $(376)    $(188)
                                                                           ======    ======


See Notes to Consolidated Interim Financial Statements

Consolidated Interim Statements of Cash Flows (unaudited)
(Dollars in thousands)

For the three months ended March 31,                                                        1999            1998
------------------------------------                                                        ----            ----
Cash flows from operating activities:
   Net income                                                                              $1,323           $  996
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                            419              223
     Provision for possible loan and lease losses                                             449              202
     (Gain) loss on sale of securities available for sale                                     160             (215)
     Accretion of deferred loan and lease fees and expenses                                  (519)            (372)
     Amortization of premiums/accretion of discounts on securities                            317              254
     Other, net                                                                                52               37
   Proceeds from sales of loans held for sale                                               4,451               --
   Originations of loans held for sale                                                     (7,020)              --
   Repayments on loans held for sale                                                        4,723               --
   Increase in other assets                                                                  (732)          (1,877)
   Increase (decrease) in other liabilities                                                (5,385)           2,256
                                                                                           -------       ---------
         Net cash flows provided by (used in) operating activities                         (1,762)           1,504
                                                                                           -------         -------
Cash flows from investing activities:
   Capital expenditures                                                                      (552)           (527)
   Purchase of mortgage-backed securities available for sale                                   --         (38,223)
   Purchase of investment securities available for sale                                      (800)           (500)
   Purchase of investment securities held to maturity                                      (6,346)         (3,649)
   Repayments on mortgage-backed securities held to maturity                                   --           3,605
   Repayments on mortgage-backed securities available for sale                             11,831           3,627
   Proceeds from sales of mortgage-backed securities available for sale                     3,647          21,043
   Proceeds from sales and calls of investment securities available for sale                1,146           2,654
   Proceeds from sales of real estate owned                                                    --              80
   Net increase in loans and leases                                                       (13,701)         (3,099)
                                                                                          --------        --------
          Net cash flows used in investing activities                                      (4,775)        (14,989)
                                                                                          --------        --------
Cash flows from financing activities:
   Net increase (decrease) in demand, NOW and savings deposits                              2,180          (3,695)
   Net increase in time deposits                                                           24,528           4,947
   Net decrease in short-term borrowings                                                   (6,072)         (6,390)
   Proceeds from issuance of long-term debt                                                 4,000          10,000
   Dividends paid                                                                            (203)           (122)
   Purchase of treasury shares                                                               (472)             --
   Proceeds from exercise of stock warrants                                                    --             150
   Retirement of stock warrants                                                              (331)             --
   Net proceeds from issuance of stock under employee benefit plans                           131             100
                                                                                         ---------       ---------
          Net cash flows provided by financing activities                                  23,761           4,990
                                                                                         ---------       --------
Net increase (decrease) in cash and cash equivalents                                       17,224          (8,495)
Cash and cash equivalents:
   Beginning of year                                                                       20,687          19,386
                                                                                         ---------         ------
   End of period                                                                         $ 37,911         $10,891
                                                                                         =========        =======
Supplemental disclosures:
   Non-monetary transfers:
       Transfer of loans held for sale to loans held in portfolio                        $  2,822        $      --
                                                                                         =========       =========
       Decrease in net payable for trade dated securities transactions                   $ (5,582)       $(11,342)
                                                                                         =========       =========
   Cash payments for:
         Income taxes                                                                    $    299        $    150
                                                                                         =========        ========
         Interest                                                                        $  5,539        $  3,949
                                                                                         =========       =========
See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

       In the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") 1998 Annual Report on Form 10-K. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1999. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Realty Advisors, Inc., Progress Capital, Inc., Procall Teleservices, Inc., Progress Development Corp., Progress Capital Management, Inc. and Progress Financial Resources, Inc. All significant intercompany transactions have been eliminated.

(2)    New Developments

       On February 11, 1999, VerticalNet, an entity on which the Company holds warrants to purchase 49,962 shares of common stock at a weighted average price of $5.58 per share, completed its initial public offering. The Company is prohibited from selling or otherwise disposing of the warrants or any shares of common stock received from the exercise of such warrants for a period of 180 days from February 11, 1999. At March 31, 1999, the closing price of VerticalNet on the Nasdaq Stock market was $103.875 per common share; the closing price per common share has ranged between $35 and $108.50 from February 11, 1999 to March 31, 1999.

(3)    Stockholders' Equity

       Earnings per Share

       The following table presents a summary of per share data and amounts for the periods included. All prior period information has been restated to reflect the 5% stock dividend distributed to stockholders on August 31, 1998.

                                                            For the three months ended March 31,
                                                        1999                                     1998
                                                        -----                                    ----

                                                                                                                 Per
                                                                       Per Share                                Share
                                            Income         Shares        Amount      Income        Shares       Amount
                                            ------         ------      ---------     ------        ------        ------
       Basic Earnings Per Share
          Income available to
           common stockholders            $1,323,000     5,099,263        $0.26     $996,000     4,347,726       $0.23
                                                                          =====                                  =====
       Effect of Dilutive
       Securities:
          Warrants                               --       152,612                        --       204,278
          Options                                --       217,948                        --       293,798
                                        -----------    ----------                 ---------    ----------
       Diluted Earnings Per Share
          Income available to
          common stockholders and
          assumed conversions            $1,323,000     5,469,823        $0.24     $996,000     4,845,802       $0.21
                                         ==========     =========        =====     ========     =========       =====

       Restricted Stock Awards

       In February 1999, the Company established its Restricted Stock Award Plan under which 77,500 shares of common stock were reserved. The Company granted 75,417 shares, issued at the then current market price of $14.50. The awards have a five-year vesting period and are accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which provides for compensation expense to be measured at the time when the service requirement has been completed.

       Capital Resources

       Under the Federal Deposit Insurance Corporation Improvement Act of 1991 specific capital categories were defined based on an institution's capital ratios. To be considered "well capitalized," an institution must generally have a tangible equity ratio of at least 2%, a Tier 1 or leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

       At March 31, 1999, the Bank's tangible equity ratio was 6.37%, Tier 1 or leverage ratio was 6.37%, Tier 1 risk-based capital ratio was 9.08%, and total risk-based capital ratio was 10.13%. As of March 31, 1999, the Bank was classified as "well capitalized."

(4)    Investment and Mortgage-Backed Securities

       The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

       (Dollars in thousands)
                                                                  Gross         Gross
                                                   Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                     Cost         Gains        Losses        Fair Value     Value
                                                   ---------    ----------    ----------     ----------    --------
       At March 31, 1999
       Available for Sale:
          Equity investments                       $   6,201       $  96        $  345       $  5,952       $  5,952
          U.S. Government Agencies                     2,000          --             1          1,999          1,999
          Municipal bonds                              9,600          12           197          9,415          9,415
          Mortgage-backed securities                 131,016          66           950        130,132        130,132
                                                   ---------     -------      --------      ---------      ---------
            Total available for sale                $148,817        $174        $1,493      $ 147,498      $ 147,498
                                                   =========     =======      ========      =========      =========

       Held to Maturity:
         Federal Home Loan Bank Stock               $  4,923      $   --          $ --      $   4,923       $  4,923
         U.S. Government Agencies                     13,824         179            --         14,003         13,824
                                                   ---------       -----         -----      ---------       --------
            Total held to maturity                  $ 18,747      $  179          $ --      $  18,926       $ 18,747
                                                   =========      ======         =====      =========       ========

       At December 31, 1998
       Available for Sale:
         Equity investments                        $   6,609        $197         $ 489      $   6,317       $  6,317
         U.S. Government Agencies                      2,000           1            --          2,001          2,001
         Municipal bonds                               9,599          16            24          9,591          9,591
         Mortgage-backed securities                  146,910         168           619        146,459        146,459
                                                   ---------       -----        ------      ---------       --------
            Total available for sale               $ 165,118        $382        $1,132      $ 164,368       $164,368
                                                   =========       =====        ======      =========       ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  4,923       $  --         $  --       $  4,923       $  4,923
         U.S. Government Agencies                      7,478         146            --          7,624          7,478
                                                   ---------       -----        ------       --------       --------
            Total held to maturity                  $ 12,401       $ 146         $  --       $ 12,547       $ 12,401
                                                   =========       =====        ======       ========       ========

     U.S. Government Agencies securities ("Agencies") and mortgage-backed securities ("MBS") pledged as collateral for Federal Home Loan Bank (the "FHLB") borrowings amounted to $10.2 million and $21.0 million, respectively, at March 31, 1999, compared to $7.2 million and $26.2 million, respectively at December 31, 1998. Agencies pledged to the Federal Reserve Bank (the "FRB") for Small Business Administration Loans amounted to $1.0 million at March 31, 1999 and December 31, 1998. MBS pledged under agreements to repurchase in connection with borrowings amounted to $85.1 million at March 31, 1999 compared to $86.1 million at December 31, 1998. MBS pledged as collateral for public funds amounted to $15.2 million at March 31, 1999 compared to $15.6 million at December 31, 1998. MBS pledged to the FRB to secure borrowings and Treasury, Tax and Loan balances remained unchanged at $2.2 million at March 31, 1999 and December 31, 1998.

(5)    Loans and Leases, Net

       The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                                March 31, 1999                 December 31, 1998
                                                             --------------                 -----------------
                                                         Amount          Percent         Amount          Percent
                                                         ------          -------         ------          -------
       Single family residential real estate            $  48,301          11.62%       $  50,086          12.56%
       Commercial real estate                             117,113          28.17          109,130          27.37
       Construction, net of loans in process               47,610          11.45           44,546          11.17
       Consumer                                            28,840           6.94           27,807           6.98
       Credit card receivables                                867            .21              931            .23
       Commercial business                                 98,739          23.75           92,737          23.26
       Lease financing                                     88,600          21.31           87,856          22.03
       Unearned income                                    (14,377)         (3.45)         (14,357)         (3.60)
                                                         ---------       --------       -----------        ------
          Total loans and leases                          415,693         100.00%         398,736         100.00%
                                                                          =======                         =======
       Allowance for possible loan and lease losses        (4,854)                         (4,490)
                                                         ---------                      -----------
              Net loans and leases                       $410,839                        $394,246
                                                         =========                      ===========


(6)    Allowance for Possible Loan and Lease Losses

     The following table details changes in the Company's allowance for possible loan and lease losses for the periods indicated:

                                                                   For the Three Months Ended
                                                                            March 31,
       (Dollars in thousands)                                         1999             1998
                                                                      ----             ----

       Balance beginning of period                                    $4,490           $3,863
       Charge-offs:
          Residential real estate                                         58               --
          Consumer                                                         1               --
          Lease financing                                                101               52
                                                                      ------           ------
               Total charge-offs                                         160               52
                                                                      ------           ------
       Recoveries:
          Consumer                                                         9                1
          Commercial business                                              6                6
          Lease financing                                                 60              100
                                                                      ------           ------
               Total recoveries                                           75              107
                                                                      ------           ------
       Net charge-offs (recoveries)                                       85              (55)
       Additions charged to operations                                   449              202
                                                                      ------           -------
       Balance at end of period                                       $4,854           $4,120
                                                                      ======           ======

(7)    Commitments and Contingencies

       At March 31, 1999, the Company had $167.3 million in loan commitments to extend credit, including unused lines of credit, and $2.6 million in letters of credit outstanding.

(8)    Segments

     The following table sets forth selected financial information by business segment for the periods indicated:

                                                                         Real Estate
                                            Banking        Leasing         Advisory         Other          Total
                                            -------        -------       -----------        -----          -----
       Assets at:
              March 31, 1999                 $582,334         $71,189         $2,315         $10,935      $666,773
              December 31, 1998               562,086          71,416          3,184          10,696       647,382
       Revenues for:
         the three months ended
              March 31, 1999                    6,735           1,121            614             507         8,977
              March 31, 1998                    4,674           1,344            460             518         6,996
       Net income for:
         the three months ended
              March 31, 1999                    1,609             154            (38)           (402)         1,323
              March 31, 1998                      585             439            (32)               4           996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and with Company's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 1999 data.

                                     SUMMARY

The Company recorded net income of $1.3 million or diluted earnings per share of $.24 for the three months ended March 31, 1999, in comparison with net income of $996,000 or diluted earnings per share of $.21 for the three months ended March 31, 1998. Return on average stockholders' equity was 12.88% and return on average assets was .82% for the three months ended March 31, 1999 compared to 15.60% and .83%, respectively, for the three months ended March 31, 1998.

Net interest income was $6.2 million and $5.2 million for the three months ended March 31, 1999 and 1998, respectively. Operating results for the three months ended March 31, 1999 and 1998 included $449,000 and $202,000, respectively, in provision for possible loan and lease losses. Non-interest income increased $1.0 million to $2.8 million for the three months ended March 31, 1999 compared to for the same period in 1998. This increase primarily relates to non-bank fees which increased $762,000, including insurance commissions of $480,000 generated by the recently established Progress Financial Resources, Inc. ("PFR"). PFR sells investment and insurance products, employee benefits and financial planning services to individuals and businesses. Other income of $375,000 was recognized during the three months ended March 31, 1999 from an equity participation in a commercial real estate loan. Loss on sale of securities was $160,000 for the three months ended March 31, 1999, compared to a gain on sale of securities of $215,000 for the same period in 1998.

Non-interest expenses totaled $6.4 million for the three months ended March 31, 1999 in comparison with $5.2 million for the same period in 1998. The increase of $1.2 million was partially due to a $886,000 increase in salaries and employee benefits relating to employees of acquired and newly formed companies and new staffing. Other expense increased $339,000 mainly due to increases in professional services due to the outsourcing of the internal audit function, increased tax services and Year 2000 systems testing; and occupancy and furniture and equipment expenses due to recent acquisitions.

Total assets increased to $666.8 million at March 31, 1999 from $647.4 million at December 31, 1998. Net loans and lease receivables increased $16.6 million. The net interest margin was 4.13 % and 4.66% for the three-month periods ended March 31, 1999 and 1998, respectively.

                               FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet the funding needs of current loan demand, savings deposit withdrawals and to pay operating expenses. The Company monitors its liquidity in accordance with internal guidelines and applicable regulatory requirements. The Bank is required under applicable federal regulations to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision to reflect economic conditions. The Bank's liquidity ratio at March 31, 1999 of 10.89% was in excess of the current minimum requirement.

The Company's primary source of funds has historically consisted of: deposits; amortization and prepayments of outstanding loans; borrowings from the Federal Home Loan Bank ("FHLB") and other sources; and, sales of investment securities, loans and mortgage-backed securities. During the three months ended March 31, 1999, the Company used its resources primarily to meet its ongoing commitments to fund existing and new loan commitments and maintain its liquidity.

For the three months ended March 31, 1999, cash was used in operating and investing activities and provided by financing activities. Operating activities used $1.8 million of cash. Investing activities used $4.8 million in cash primarily due to net increase in loans and leases. Financing activities provided $23.8 million in cash primarily from net increases of $24.5 million in time deposits as the Company increased its emphasis on deposit funding.

Year 2000

The Year 2000 issue concerns the potential impact of historic computer software code that utilizes only two digits to represent the calendar year (i.e., "98" FOR "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit number than dates from the prior century. The Company, similar to most financial service providers, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

In order to address the Year 2000 issue, the Company has developed and implemented a five-phase plan divided into the following major components:
1)awareness; 2) assessment; 3) renovation; 4) validation; and 5) implementation. The Company has divided these phases into the following three categories:
1)internal; 2) vendors; and 3) customers.

The company has completed the first three phases for all three categories. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Based on conversations with critical vendors phase four is nearing completion.

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

The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. The response of certain third parties, however, is beyond the control of the Company. To the extent that adequate responses have not been received to date, the Company has developed contingency plans. At this time the Company cannot estimate the additional cost, if any, that might develop from such contingency plans.

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

Year 2000 compliance costs incurred during the three months ended March 31, 1999 have totaled approximately $55,000, the majority of which is related to consulting fees for systems testing. Additional Year 2000 costs for 1999, which are expensed on a current period basis, are estimated to be approximately $215,000. These costs are exclusive of internal costs related with non-dedicated personnel which are not tracked separately. At this time no significant projects have been delayed as a result of the Company's Year 2000 effort.

Despite the Company's activities with regard to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                         March 31,      December 31,      March 31,
(Dollars in thousands)                                                     1999             1998             1998
                                                                           ----             ----             ----

Loans and leases accounted for on a non-accrual basis                      $4,407           $3,683          $1,915
REO, net of related reserves                                                   --              --              300
                                                                         --------         --------        --------
     Total non-performing assets                                            4,407            3,683           2,215
Accruing loans 90 or more days past due                                     2,123            4,030           4,118
                                                                         --------         --------        --------
     Total underperforming assets                                          $6,530           $7,713          $6,333
                                                                         ========         ========        ========

Non-performing assets as a percentage of net loans and leases
   and other real estate owned                                              1.02%             .88%            .64%
                                                                           ======           ======          ======
Non-performing assets as a percentage of total assets                        .66%             .57%            .46%
                                                                           ======           ======           =====
Underperforming assets as a percentage of net loans and leases
   and other real estate owned                                              1.51%            1.84%           1.84%
                                                                            =====            =====           =====
Underperforming assets as a percentage of total assets                       .98%            1.19%           1.31%
                                                                          =======            =====           =====

Allowance for possible loan and lease losses                               $4,854           $4,490          $4,120
                                                                           ======           ======          ======

Ratio of allowance for possible loan and lease losses to
   non-performing loans and leases at end of period                       110.14%            121.91%        215.14%
                                                                          =======            =======        =======
Ratio of allowance for possible loan and lease losses to
    underperforming loans and leases at end of period                      74.33%             58.21%         68.29%
                                                                           ======           ========         ======

Non-performing assets increased $724,000 to $4.4 million at March 31, 1999 from $3.7 million at December 31, 1998, primarily due to an increase in non-accrual lease financing. The $4.4 million of non-accrual loans at March 31, 1999 consists of $3.0 million of lease financing, $1.1 million of loans secured by single family residential property, $130,000 of commercial business loans, $159,000 of consumer loans, and $181,000 of commercial mortgages.

Accruing loans 90 or more days past due decreased $1.9 million from $4.0 million at December 31, 1998 to $2.1 million at March 31, 1999. This decrease was primarily due to a $1.2 million decrease in accruing 90-day-or-more delinquent commercial mortgages and a $618,000 decrease in accruing 90-day-or-more delinquent commercial business loans. The $2.1 million of accruing loans 90 or more days past due at March 31, 1999 consists of $1.1 million of commercial mortgages, $715,000 of commercial business loans, $155,000 of loans secured by single family residential property, and $129,000 of consumer loans.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                               March 31,              December 31,                March 31,
                                                  1999                    1998                      1998
(Dollars in thousands)                     Amount     Percent      Amount      Percent      Amount       Percent
                                           ------     -------      ------      -------      ------       -------

Delinquencies:
     30 to 59 days                          $ 7,312      1.68%    $ 7,305       1.76%      $  7,479        2.18%
     60 to 89 days                            3,320       .76       3,337        .81          2,844         .83
     90 or more days                          2,123       .49       4,030        .97          4,118        1.20
                                            -------      -----    -------      ------      --------       ------
     Total                                  $12,755      2.93%    $14,672       3.54%      $ 14,441        4.21%
                                            =======      =====    =======      ======      ========       =======

                              RESULTS OF OPERATIONS

Net Interest Income

Net interest income, on a tax-equivalent basis, amounted to $6.3 million for the three months ended March 31, 1999 in comparison with $5.2 million for the same period in 1998. Net interest income for the three months ended March 31, 1999 was positively impacted by a $163.8 million increase in average interest-earning assets, while average interest-bearing liabilities increased $140.4 million. The net interest margin decreased 53 basis points due to lower yields on commercial business loans and lease financing.

The following table sets forth, for the periods indicated, tax-equivalent information regarding (i) the total dollar amount of interest income on average interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on average interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. For the purposes of this table, non-accrual loans have been included in the appropriate average balance category.

For the Three Months Ended March 31,                                    1999                          1998
------------------------------------                                    ----                          ----
(Dollars in thousands)
                                                             Average              Yield/   Average             Yield/
                                                             Balance   Interest    Rate    Balance   Interest   Rate
Interest-earning assets:
   Interest-earning deposits                                 $ 16,294    $  193     4.80%  $  2,187   $   23     4.27%
   Investment securities(1)                                    31,131       467     6.08     11,099      141     5.15
   Mortgage-backed securities (1)                             139,048     2,125     6.20     90,518    1,475     6.61
   Single family residential loans                             49,358       897     7.37     56,744    1,091     7.80
   Commercial real estate loans (4)                           137,349     2,937     8.67    113,784    2,519     8.98
   Construction loans                                          44,280     1,092    10.00     25,596      682    10.81
   Commercial business loans                                   95,429     2,064     8.77     68,313    1,695    10.06
   Lease financing                                             73,389     1,996    11.03     57,698    1,770    12.44
   Consumer loans                                              28,956       571     8.00     25,535      536     8.51
                                                             --------    -------  ------   --------    -----    -----
   Total interest-earning assets                              615,234    12,342     8.14    451,474    9,932     8.92
                                                                         -------  ------               -----    -----
Non-interest-earning assets (5)                                38,684                        32,300
                                                             --------                      --------
     Total assets                                            $653,918                      $483,774
                                                             ========                      ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                        $78,084       534     2.77    $38,570      218     2.29
     Money market accounts                                     36,142       240     2.69     32,553      245     3.05
     Passbook and statement savings                            31,753       155     1.98     31,317      211     2.73
     Time deposits                                            219,496     2,839     5.25    195,151    2,676     5.56
                                                             --------    -------  ------   --------    -----    -----
   Total interest-bearing deposits                            365,475     3,768     4.18    297,591    3,350     4.57
   Short-term borrowings                                       44,191       665     6.10     40,319      580     5.83
   Long-term debt                                             123,395     1,649     5.42     54,739      811     6.01
                                                             --------    -------  ------   --------    -----    -----
   Total interest-bearing liabilities                         533,061     6,082     4.63    392,649    4,741     4.90
Non-interest-bearing deposits                                  53,888    -------  ------      4,280    -----    -----
Other non-interest-bearing liabilities                         10,311                         9,960
                                                             --------                      --------
     Total liabilities                                        597,260                       442,889
Capital securities                                             15,000                        15,000
Stockholders' equity                                           41,658                        25,885
                                                             --------                      --------
     Total liabilities, capital securities and               $653,918                      $483,774
       stockholers' equity                                   ========                      ========
Net interest income:                                                     $6,260                       $5,191
                                                                         =======                      ======
Interest rate spread (2)                                                            3.51%                       4.02%
                                                                                   ======                       =====
Net interest margin (3)                                                             4.13%                       4.66%
                                                                                   ======                       =====
Average interest-earning assets to average                                        115.42%                      114.98%
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
(4) Includes  loans held for sale.
(5) For the three months ended March 31,                1999          1998
    Non-interest-earning assets:
        Cash                                           $13,770       $9,310
        Allowance for possible loan and lease losses    (4,598)      (4,065)
        Other assets                                    29,512       27,055
                                                      --------     --------
    Total non-interest-earning assets                  $38,684      $32,300
                                                       =======      =======

On a tax-equivalent basis, total interest income amounted to $12.3 million for the three months ended March 31, 1999, a $2.4 million or 24.3% increase when compared to the same period in 1998 due to growth in average interest-earning assets of $163.8 million. This growth relates to a combination of higher commercial loan and lease production and an increase in mortgage-backed securities used to deploy capital raised in the second quarter of 1998. Average loans and leases increased $81.1 million while mortgage-backed securities increased $48.5 million compared to the three months ended March 31, 1998.

Total interest expense amounted to $6.1 million for the three months ended March 31, 1999, a $1.3 million or 28.3% increase in comparison to the same period in 1998. Interest expense on deposits increased $418,000 as the average balance of deposits increased $67.9 million. Interest expense on long-term debt increased $838,000, mainly due to a $45.0 million increase in average FHLB borrowings and a $25.5 million increase in securities sold under agreement to repurchase when compared to the three months ended March 31, 1998. This increase in deposits and borrowings was necessary to fund the increase in interest-earning assets.

Provision for Possible Loan and Lease Losses

During the three months ended March 31, 1999, the Company recorded a $449,000 provision compared with $202,000 for the comparable period in 1998. Net charge-offs amounted to $85,000 during the first quarter of 1999 in comparison with $55,000 in net recoveries during the comparable period in 1998. At March 31, 1999, the allowance for possible loan and lease losses amounted to $4.9 million or 1.11% of total loans and leases and 110.14% of total non-performing loans and leases. At December 31, 1998, the allowance for possible loan and lease losses amounted to $4.5 million or 1.06% of total loans and leases and 121.91% of total non-performing loans and leases.

The Company's allowance for possible loan and lease losses increased by $364,000, from December 31, 1998. The provision for possible loan and lease losses of $449,000 for the three months ended March 31, 1999 was considered necessary by management to maintain the allowance for possible loan and lease losses at an adequate level. The ratio of delinquent loans and leases to the total loan and lease portfolio decreased to 2.93% at March 31, 1999 from 3.54% at December 31, 1998.

Non-Interest Income

Total non-interest income amounted to $2.8 million for the three months ended March 31, 1999, an increase of $1.0 million compared with the $1.8 million for the three months ended March 31, 1998. This increase primarily relates to insurance commissions of $480,000 earned by PFR and other income of $375,000 realized from an equity participation in a commercial real estate loan. Other non-bank fees including lease financing, teleservices, loan brokerage and advisory, and investment advisory fees increased $282,000 in comparison with the three months ended March 31, 1998. Loss on sale of securities was $160,000 compared to a gain of $215,000 for the same period in 1998.

Non-interest Expense

Total non-interest expense amounted to $6.4 million for the three months ended March 31, 1999, an increase of $1.2 million over the $5.2 million recognized during the comparable 1998 period. This increase was partially due to increases in salaries and employee benefits of $886,000 relating to additional employees of companies acquired and new staffing requirements within the Company. Professional services expense increased by $176,000 primarily due to the outsourcing of the internal audit function, consulting fees for Year 2000 systems testing, and increased tax services. Occupancy and furniture, fixtures and equipment expenses increased $76,000 in comparison to the three months ended March 31, 1998 due to recent acquisitions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 7 and Item 7A, filed with the Securities and Exchange Commission on March 29, 1999. The market risk of the Company has not experienced any significant changes as of March 31, 1999.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

    (27) Financial Data Schedule for the three months ended March 31, 1999

(b) Reports on Form 8-K

    On March 26, 1999, the Company filed a current report on Form 8-K with the Securities and Exchange Commission under Item 5 announcing its warrant position in VerticalNet, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Progress Financial Corporation

    May 13, 1998                           /s/ W. Kirk Wycoff
---------------------                      -------------------------------------
       Date                                W. Kirk Wycoff, Chairman,
                                           President and Chief Executive Officer




    May 13, 1998                           /s/ Michael B. High
---------------------                      -------------------------------------
       Date                                Michael B. High,
                                           Senior Vice President and
                                           Chief Financial Officer