Form 10-Q
period 1999-06-30
PROGRESS FINANCIAL CORP
filed 1999-08-13
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarter ended June 30,  1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                   5,367,414
         Title of Each Class                      Number of Shares Outstanding
                                                        as of July 31, 1999

                         Progress Financial Corporation
                                Table of Contents



                     PART I - Interim Financial Information
                                                                          Page

Item 1. Interim Financial Statements

        Consolidated Interim Statements of Financial Condition as of
          June 30,1999 (unaudited)and December 31,1998(audited)............3

        Consolidated Interim Statements of Operations for the three and six months ended June 30, 1999 and 1998 (unaudited)..........4

        Consolidated Interim Statements of Changes in Stockholders' Equity
          for the six months ended June 30, 1999 and 1998 (unaudited)......5

        Consolidated Interim Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998 (unaudited)..............6

        Notes to Consolidated Interim Financial Statements (unaudited).....7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations (unaudited)...............................12

Item 3. Quantitative and Qualitative Disclosures About Market Risk........19



                           PART II - Other Information


Item 1.  Legal Proceedings................................................20

Item 2.  Changes in Securities............................................20

Item 3.  Defaults upon Senior Securities..................................20

Item 4.  Submission of Matters to a Vote of Security Holders..............20

Item 5.  Other Information................................................20

Item 6.  Exhibits and Reports on Form 8-K.................................20

         Signatures.......................................................21

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Consolidated Interim Statements of Financial Condition

(Dollars in thousands)                                                                        June 30,        December 31,
                                                                                                1999              1998
                                                                                              --------        ------------
                                                                                             (unaudited)        (audited)
Assets Cash and due from banks:
   Non-interest earning                                                                       $14,113          $ 14,189
   Interest earning                                                                            11,743             6,498
Loans held for sale (fair value: $9,120 in 1999 and $25,326 in 1998)                            9,155            25,250
Investment securities
   Available for sale at fair value(amortized cost:$7,437 in 1999 and $18,208 in 1998)          7,165            17,909
   Held to maturity at amortized cost (fair value: $27,963 in 1999 and $12,547 in 1998)        28,459            12,401
Mortgage-backed securities:
   Available for sale at fair value(amortized cost: $120,095 in 1999 and $146,910 in 1998)    117,629           146,459
Loans and leases, net (net of  reserves:  $4,984 in 1999 and $4,490 in 1998)                  442,812           394,246
Premises and equipment, net                                                                    12,065            10,707
Other assets                                                                                   23,230            19,723
                                                                                             --------         ---------
        Total assets                                                                         $666,371          $647,382
                                                                                             ========         =========
Liabilities and Stockholder's Equity
Liabilities:
     Deposits:
         Non-interest bearing                                                                $ 57,201         $  54,934
         Interest-bearing                                                                     387,927           353,228
     Short-term borrowings                                                                     31,978            45,941
     Other liabilities                                                                          9,337            15,250
     Long-term debt:
         Federal Home Loan Bank advances                                                       80,000            83,000
         Other debt                                                                            42,182            38,475
                                                                                             --------         ---------
     Total liabilities                                                                        608,625           590,828
                                                                                             --------         ---------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation                          15,000            15,000
Commitments and contingencies
Stockholders' equity:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock-$.01 par value;1,010 shares authorized but unissued      --                --
     Common stock - $1 par value; 12,000,000 shares authorized: 5,397,000 and 5,263,000 shares issued and outstanding at June 30,  1999 and December 31, 1998, respectively; including treasury shares of 0 and 177,000, and unallocated shares held by the Employee Stock Ownership Plan of 19,000 and 24,000 at
         June 30,  1999 and December 31, 1998, respectively.                                    5,397             5,263
     Other common stockholders' equity, net                                                    39,245            36,786
     Net accumulated other comprehensive loss                                                  (1,896)             (495)
                                                                                              --------         ---------
     Total stockholders' equity                                                                42,746            41,554
                                                                                             ---------         ---------
       Total liabilities, Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated
       debentures of the Corporation and stockholders' equity                                $666,371          $647,382
                                                                                             =========         =========
See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Operations (unaudited)
(Dollars in thousands, except per share data)

                                                                     For the Three Months        For the Six Months
                                                                        Ended June 30,            Ended June 30,
                                                                       1999         1998         1999        1998
                                                                       ----         ----         ----        ----
Interest income:
   Loans and leases, including fees                                    $10,071       $8,659     $19,628     $16,952
   Mortgage-backed securities                                            1,969        1,877       4,094       3,352
   Investment securities                                                   526          226         948         367
   Other                                                                   167           16         360          39
                                                                       -------       ------     -------     -------
       Total interest income                                            12,733       10,778      25,030      20,710

Interest expense:
   Deposits                                                              3,880        3,547       7,648       6,897
   Short-term borrowings                                                   575          702       1,240       1,282
   Long-term debt                                                        1,679        1,068       3,328       1,879
                                                                       -------       ------     -------      ------
       Total interest expense                                            6,134        5,317      12,216      10,058
                                                                       -------       ------     -------      ------
Net interest income                                                      6,599        5,461      12,814      10,652
Provision for possible loan and lease losses                             1,216          224       1,665         426
                                                                       -------       ------     -------      ------
Net interest income after provision for possible loan and lease losses   5,383        5,237      11,149      10,226
                                                                       -------       ------     -------      ------
Non-interest income:
   Service charges on deposits                                             521          409         941         776
   Lease financing fees                                                    477          384         864         749
   Mutual fund, annuity and insurance commissions                          574           --       1,054          --
   Teleservices fee income                                                 990          338       1,233         512
   Loan brokerage and advisory fees                                        652          390       1,175         835
   Gain (loss) on sale of securities                                         4          122        (156)        337
   Client warrant income                                                   482           --         482          --
   Fees and other                                                          550          619       1,419         858
                                                                       -------       ------     -------     -------
       Total non-interest income                                         4,250        2,262       7,012       4,067
                                                                       -------       ------     -------     -------
Non-interest expense:
   Salaries and employee benefits                                        4,275        2,773       7,779       5,391
   Occupancy                                                               316          353         661         658
   Data processing                                                         264          262         482         511
   Furniture, fixtures and equipment                                       425          282         715         536
   Professional services                                                   580          189         947         380
   Capital securities expense                                              399          399         797         797
   Other                                                                 1,662        1,472       2,984       2,676
                                                                       -------       ------     -------     -------
       Total non-interest expense                                        7,921        5,730      14,365      10,949
                                                                       -------       ------     -------     -------

Income before income taxes                                               1,712        1,769       3,796       3,344
Income tax expense                                                         582          648       1,343       1,227
                                                                       -------       ------     -------     -------
       Net income                                                      $ 1,130       $1,121     $ 2,453     $ 2,117
                                                                       =======       ======     =======     =======
Basic earnings per common share                                        $   .22       $  .23     $   .48     $   .46
                                                                       =======       ======     =======     =======
Diluted earnings per common share                                      $   .21       $  .21     $   .45     $   .41
                                                                       =======       ======     =======     =======
Dividends per common share                                             $   .04       $  .03     $   .08     $   .06
                                                                       =======       ======     =======     =======
Basic average common shares outstanding                              5,198,004    4,854,734   5,148,906   4,602,630
                                                                     =========    =========   =========   =========
Diluted average common shares outstanding                            5,504,047    5,389,865   5,495,757   5,121,013
                                                                     =========    =========   =========   =========


See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Changes in Stockholders' Equity (unaudited)
(Dollars in thousands)
                                                                                               Net
                                                            Unearned                       Accumulated
                                                 Unearned Compensation                        Other                      Total
                               Common   Treasury  ESOP     Restricted   Capital   Retained Comprehensive ComprehensiveStockholders'
                               Stock     Stock   Shares      Stock      Surplus   Earnings    Income       Income       Equity
                                                                                              (Loss)
                              --------- -------- -------- ------------- --------- -------- ------------- ------------ -----------

For the six months ended June 30, 1999:

Balance at December 31, 1998    $5,263  $(2,287)  $(143)    $   --       $39,615   $(399)     $(495)                   $41,554
Exercise of stock warrants
  (125,971 common shares;
  122,088 treasury shares)         126   1,666       --         --         (442)        --       --                      1,350
Issuance of stock under
  employee benefit plans
  (107,709  treasury
  shares; 8,113 common
  shares; 5,315 ESOP shares)         8   1,319       32     (1,094)         (38)        --       --                        227
Net income                          --      --       --         --            --    2,453        --        $2,453        2,453
Other comprehensive loss,
  net of tax (a)                    --      --       --         --            --        --   (1,401)       (1,401)      (1,401)
                                                                                                           -------
Comprehensive income                --      --       --         --            --        --       --        $1,052           --
                                                                                                           =======
Purchase of treasury stock
  (52,500 treasury shares)          --    (698)      --         --            --        --       --                       (698)
Retirement of stock warrants        --      --       --         --          (331)       --       --                       (331)
Cash dividend declared              --      --       --         --            --      (408)      --                       (408)
                              -------------------------------------------------------------------------------------------------
Balance at June 30,  1999       $5,397  $   --    $(111)   $(1,094)      $38,804    $1,646  $(1,896)                    $42,746
                              =================================================================================================


For the six months ended June 30, 1998:

Balance at December 31, 1997    $4,126      $--   $(174)    $   --       $20,960    $(10)      $460                     $25,362
Issuance of stock in stock
offering (792,800 common shares)   793                                    13,468                                         14,261
Exercise of stock warrants
  (26,250 common shares)            26                                       124                                            150
Issuance of stock under
  employee benefit plans
  (30,102 common shares;
  4,984 ESOP shares)                30               26                      138                                            194
Net income                                                                          2,117                  $2,117         2,117
Other comprehensive loss,
  net of tax (a)                                                                               (470)         (470)         (470)
                                                                                                            -----
Comprehensive income                                                                                       $1,647
                                                                                                           ======
Purchase of treasury stock
   (6,000 treasury shares)                (117)                                                                            (117)
Investment in unconsolidated
  subsidiary
  (21,153 common shares)            21                                       309                                            330
Cash dividend declared                                                                (247)                                (247)
                              --------------------------------------------------------------------------------------------------
Balance at June 30,  1998       $4,996   $(117)   $(148)        $--      $34,999    $1,860     $(10)                    $41,580
                              ==================================================================================================




(a)For the six  months ended June 30,                                        1999      1998
                                                                             ----      ----
   Calculation of other comprehensive loss  net of tax:
   Unrealized holding losses arising during the period, net of tax        $(1,504)    $(248)
   Less: Reclassification for gains (losses)  included in net income,
         net of tax                                                          (103)      222
                                                                          --------    ------
  Other comprehensive loss, net of tax                                    $(1,401)    $(470)
                                                                          ========    ======
See Notes to Consolidated Interim Financial Statements


Consolidated Interim Statements of Cash Flows (unaudited)
(Dollars in thousands)
For the six  months ended June 30,                                                          1999            1998
-----------------------------------                                                        -----            ----
Cash flows from operating activities:
   Net income                                                                              $2,453           $2,117
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                            444              666
     Provision for possible loan and lease losses                                           1,665              426
     (Gain) loss on sale of securities available for sale                                     156             (337)
     (Gain) loss on sale of loans and leases                                                   34              (48)
     Accretion of deferred loan and lease fees and expenses                                (1,187)            (513)
     Amortization of premiums/accretion of discounts on securities                            578            1,542
     Other, net                                                                                93               83
   Proceeds from sales of loans held for sale                                               4,451               --
   Originations of loans held for sale                                                    (11,261)              --
   Repayments on loans held for sale                                                        4,737               --
   Increase in other assets                                                                (2,569)          15,545
   Decrease in other liabilities                                                           (5,930)         (29,764)
                                                                                          --------         --------
         Net cash flows used in operating activities                                       (6,336)         (10,283)
                                                                                          --------         --------
Cash flows from investing activities:
   Capital expenditures                                                                    (2,000)           (935)
   Purchase of mortgage-backed securities available for sale                                   --        (129,827)
   Purchase of investment securities available for sale                                    (1,050)         (4,849)
   Purchase of investment securities held to maturity                                      (6,594)         (7,171)
   Repayments on mortgage-backed securities held to maturity                                   --           8,788
   Repayments on mortgage-backed securities available for sale                             21,862           8,662
   Proceeds from sales of mortgage-backed securities available for sale                     4,227          29,920
   Proceeds from sales and calls of investment securities available for sale                2,213           3,301
   Proceeds from sale of loans and leases                                                     875             768
   Proceeds from sales of real estate owned                                                    --              80
   Net increase in loans and leases                                                       (31,785)        (25,893)
                                                                                          --------       ---------
          Net cash flows used in investing activities                                     (12,252)       (117,156)
                                                                                          --------       ---------
Cash flows from financing activities:
   Net increase in demand, NOW and savings deposits                                         3,748           6,157
   Net increase in time deposits                                                           33,218          14,830
   Net increase (decrease) in short-term borrowings                                       (17,256)         51,013
   Proceeds from issuance of long-term debt                                                 4,000          35,000
   Dividends paid                                                                            (408)           (247)
   Purchase of treasury shares                                                               (698)           (117)
   Proceeds from exercise of stock warrants                                                 1,350             150
   Retirement of stock warrants                                                              (331)             --
   Proceeds from issuance of stock in stock offering                                           --          14,261
   Net proceeds from issuance of stock under employee benefit plans                           134             111
                                                                                          --------       ---------
          Net cash flows provided by financing activities                                  23,757         121,158
                                                                                          --------       ---------
Net increase (decrease) in cash and cash equivalents                                        5,169          (6,281)
Cash and cash equivalents:
   Beginning of year                                                                       20,687          19,386
                                                                                         ---------       ---------
   End of period                                                                         $ 25,856        $ 13,105
                                                                                         =========       =========
Supplemental disclosures:
   Non-monetary transfers:
       Transfer of loans held for sale to loans held in portfolio                        $ 18,177        $     --
                                                                                         =========       =========
       Transfer investments available for sale to investments held to maturity           $  9,464        $     --
                                                                                         =========       =========
       Decrease in net payable for trade dated securities transactions                   $ (5,582)       $(11,342)
                                                                                         =========       =========
   Cash payments for:
         Income taxes                                                                    $  1,802        $  2,478
                                                                                         =========       =========
         Interest                                                                        $ 11,245        $  7,976
                                                                                         =========       ========

See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


(1)  Basis of Presentation

     In the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1999. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Realty Advisors, Inc., Progress Capital, Inc., Procall Teleservices, Inc., Progress Development Corp., Progress Capital Management, Inc. and Progress Financial Resources, Inc. All significant intercompany transactions have been eliminated.


(2)    New Developments

       On February 11, 1999, VerticalNet, an entity on which the Company held warrants to purchase 49,962 shares of common stock at a weighted average price of $5.58 per share, completed its initial public offering. As of June 30, 1999, the Company converted 38,269 warrants into 37,074 common shares. On July 21, 1999 the Company converted the remaining 11,693 warrants into 9,960 common shares of VerticalNet. The Company is prohibited from selling or otherwise disposing of the warrants or any shares of common stock received from the exercise of such warrants for a period of 180 days from February 11, 1999. At August 5, 1999, the closing price of VerticalNet on the Nasdaq Stock Market was $66.125 per common share; the closing price per common share has ranged between $35 and $140 from February 11, 1999 to August 5, 1999.

       On July 16, 1999, Raviesent Technologies, Inc., a corporation on which the Company holds warrants, went public at an initial offering price of $12.00 per common share. The warrants were obtained through the Company's Specialized Lending Division which provides customized financial services to leading edge companies in technology, health care and insurance. The Company holds warrants to purchase 50,000 common shares of Raviesent technologies at $3.56 per share. The Company is prohibited from selling or otherwise disposing of the warrants or any shares of common stock received from the exercise of such warrants for a period of 180 days from July 16, 1999. At August 5, 1999, the closing price of a share of common stock of Ravisent Technologies was $9.625.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(3)    Stockholders' Equity

       Earnings per Share

       The following table presents a summary of per share data and amounts for the periods included. All prior period information has been restated to reflect the 5% stock dividend distributed to stockholders on August 31, 1998.

                                                             For the three months ended June 30,

                                                        1999                                     1998
                                        --------------------------------------      --------------------------------
                                                                     Per Share                                 Per
                                                                      Amount                                  Share
                                          Income         Shares                     Income       Shares       Amount
       Basic Earnings Per Share:
          Income available to
          common stockholders            $1,130,000     5,198,004        $0.22    $1,121,000    4,854,734       $0.23
                                                                         =====                                  =====
       Effect of Dilutive
       Securities:
          Warrants                               --        64,743                         --      218,533
          Options                                --       241,300                         --      316,598
                                         ----------     ---------                 ----------    ---------
       Diluted Earnings Per Share:
          Income available to
          common stockholders and
          assumed conversions            $1,130,000     5,504,047        $0.21    $1,121,000    5,389,865       $0.21
                                         ==========    ==========        =====    ==========    =========       =====



                                                              For the six months ended June 30,

                                                           1999                                     1998
                                         ---------------------------------------  -------------------------------------
                                                                     Per Share                                  Per
                                                                      Amount                                  Share
                                          Income         Shares                     Income       Shares       Amount
                                          ------         ------      ---------      ------       ------       ------
      Basic Earnings Per Share:
          Income available to
          common stockholders            $2,453,000     5,148,906        $0.48    $2,117,000    4,602,630       $0.46
                                                                         =====                                  =====
       Effect of Dilutive
       Securities:
          Warrants                               --       108,608                         --      212,318
          Options                                --       238,243                         --      306,065
                                         ----------     ---------                 ----------    ---------
       Diluted Earnings Per Share:
          Income available to
          common stockholders and
          assumed conversions           $2,453,000      5,495,757        $0.45    $2,117,000    5,121,013       $0.41
                                        ==========     ==========        =====    ==========    =========       ======

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

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

       At June 30, 1999, the Bank's tangible equity ratio was 6.58%, Tier 1 or leverage ratio was 6.58%, Tier 1 risk-based capital ratio was 8.96%, and total risk-based capital ratio was 10.00%. As of June 30, 1999, the Bank was classified as "well capitalized."

(4)    Investment and Mortgage-Backed Securities

       The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

       (Dollars in thousands)

                                                                  Gross         Gross
                                                   Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                     Cost          Gains       Losses        Fair Value      Value
                                                   ---------    ----------    ---------      ----------    --------
       At June 30,  1999
       Available for Sale:
          Equity investments                        $  3,540        $ 68        $  169       $  3,439      $  3,439
          U.S. Government Agencies                     2,000          --            24          1,976         1,976
          Corporate bonds                              1,896          --           146          1,750         1,750
          Mortgage-backed securities                 120,095          37         2,503        117,629       117,629
                                                    --------        ----        ------       --------      --------
            Total available for sale                $127,531        $105        $2,842       $124,794      $124,794
                                                    ========        ====        ======       ========      ========

       Held to Maturity:
          Federal Home Loan Bank Stock              $  4,923        $ --        $   --       $  4,923      $  4,923
         U.S. Government Agencies                     14,072          98           168         14,002        14,072
         Municipal bonds                               9,464          --           427          9,037         9,464
                                                    --------        ----        ------       --------      --------
            Total held to maturity                  $ 28,459        $ 98        $  595       $ 27,962      $ 28,459
                                                    ========        ====        ======       ========      ========

       (Dollars in thousands)
                                                                  Gross         Gross
                                                   Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                       Cost        Gains         Losses     Fair Value        Value
                                                   ---------    ----------    ----------    ----------     --------
       At December 31, 1998
       Available for Sale:
         Equity investments                         $  6,609        $197         $ 489       $  6,317       $  6,317
         U.S. Government Agencies                      2,000           1            --          2,001          2,001
         Municipal bonds                               9,599          16            24          9,591          9,591
         Mortgage-backed securities                  146,910         168           619        146,459        146,459
                                                   ---------        ----        ------       --------       --------
            Total available for sale                $165,118        $382        $1,132       $164,368       $164,368
                                                   =========        ====        ======       ========       ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  4,923        $ --        $  --        $  4,923       $  4,923
         U.S. Government Agencies                      7,478         146           --           7,624          7,478
                                                   ---------        ----        ------       --------       --------
            Total held to maturity                  $ 12,401        $146        $  --        $ 12,547       $ 12,401
                                                   =========        ====        ======       ========       ========

       U.S. Government Agencies securities ("Agencies") and mortgage-backed securities ("MBS") pledged as collateral for Federal Home Loan Bank (the "FHLB") borrowings amounted to $14. 1 million and $17.6 million, respectively, at June 30, 1999, compared to $7.2 million and $26.2 million, respectively at December 31, 1998. Agencies pledged to the Federal Reserve Bank (the "FRB") for Small Business Administration Loans amounted to $988,000 at June 30, 1999 and $1.0 million at December 31, 1998. MBS pledged under agreements to repurchase in connection with borrowings amounted to $84.1 million at June 30, 1999 compared to $86.1 million at December 31, 1998. MBS pledged as collateral for public funds amounted to $14.0 million at June 30, 1999 compared to $15.6 million at December 31, 1998. MBS pledged to the FRB to secure borrowings and Treasury, Tax and Loan balances amounted to $1.4 million at June 30, 1999 compared to $2.2 million at December 31, 1998.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(5)    Loans and Leases, Net

       The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                                June 30, 1999                  December 31, 1998
                                                             -------------                  -----------------
                                                         Amount          Percent         Amount          Percent
                                                         ------          -------         ------          -------
       Single family residential real estate            $  45,749          10.22%       $  50,086          12.56%
       Commercial real estate                             134,029          29.93          109,130          27.37
       Construction, net of loans in process               52,920          11.82           44,546          11.17
       Consumer                                            30,687           6.85           27,807           6.98
       Credit card receivables                                 --            --               931            .23
       Commercial business                                107,614          24.03           92,737          23.26
       Lease financing                                     91,497          20.43           87,856          22.03
       Unearned income                                    (14,699)         (3.28)         (14,357)         (3.60)
                                                        ----------        -------         --------        -------
          Total loans and leases                          447,797         100.00%         398,736         100.00%
                                                                          =======                         =======
       Allowance for possible loan and
         lease losses                                      (4,984)                         (4,490)
                                                        ----------                       ---------
              Net loans and leases                       $442,813                        $394,246
                                                        ==========                       =========

(6)    Allowance for Possible Loan and Lease Losses

       The following table details changes in the Company's allowance for possible loan and lease losses for the periods indicated:

                                                                 For the Three Months          For the Six Months
                                                                    Ended June 30                Ended June 30,
       (Dollars in thousands)                                     1999           1998          1999           1998
                                                                  ----           ----          ----           ----
       Balance beginning of period                                $4,854          $4,120        $4,490         $3,863
       Charge-offs:
          Residential real estate                                     --              --            58             --
          Consumer                                                    --              30             1             30
          Commercial business                                         --               2            --              2
          Lease financing                                          1,184              76         1,285            128
                                                                  ------          ------        ------          -----
               Total charge-offs                                   1,184             108         1,344            160
                                                                  ------          ------        ------          -----
       Recoveries:
          Consumer                                                     3               3            12              4
          Commercial business                                          7              --            13              6
          Lease financing                                             88              68           148            168
                                                                  ------          ------        ------         ------
               Total recoveries                                       98              71           173            178
                                                                  ------          ------        ------         ------
       Net charge-offs (recoveries)                                1,086              37         1,171            (18)
       Additions charged to operations                             1,216             224         1,665            426
                                                                  ------          ------        ------         ------
       Balance at end of period                                   $4,984          $4,307        $4,984         $4,307
                                                                  ======          ======        ======         ======

(7)    Commitments and Contingencies

       At June 30, 1999, the Company had $195.8 million in loan commitments to extend credit, including unused lines of credit, and $3.0 million in letters of credit outstanding.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(8)   Segments

       The following table sets forth selected financial information by business segment for the periods indicated:

                                                                         Real Estate
                                            Banking        Leasing         Advisory         Other          Total
      (Dollars in thousands)                -------        -------       -----------        -----          -----

Assets at:
              June 30,  1999                 $577,010      $74,794         $2,512          $12,055        $666,371
              December 31, 1998               562,086       71,416          3,184           10,696         647,382
       Revenues for:
         the three months ended
              June 30,  1999                    6,498        1,425          1,053            1,873          10,849
              June 30,  1998                    5,006        1,648            464              605           7,723
         the six months ended
              June 30, 1999                    12,939        2,840          1,667            2,380          19,826
              June 30, 1998                     9,680        2,992            924            1,123          14,719

       Net income for:
         the three months ended
              June 30,  1999                    1,232         (137)            19               16           1,130
              June 30,  1998                      636          626            (63)             (78)          1,121
         the six months ended
              June 30, 1999                     2,647         (211)           (19)            (386)          2,453
              June 30, 1998                     1,221        1,065            (95)             (74)          2,117



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and with the Company's Annual Report to Stockholders and Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 1999 data.

When used in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
                                     SUMMARY

The Company recorded net income of $1.1 million or diluted earnings per share of $.21 for the three months ended June 30, 1999 and 1998. Return on average stockholders' equity was 10.06% and return on average assets was .68% for the three months ended June 30, 1999 compared to 12.89% and .85%, respectively, for the three months ended June 30, 1998.

The Company recorded net income of $2.5 million or diluted earnings per share of $.45 for the six months ended June 30, 1999, in comparison with net income of $2.1 million or diluted earnings per share of $.41 for the six months ended June 30, 1998. Return on average stockholders' equity was 11.72% and return on average assets was .75% for the six months ended June 30, 1999 compared to 14.05% and .84%, respectively, for the six months ended June 30, 1998.

Net interest income was $6.6 million and $5.5 million for the three months ended June 30, 1999 and 1998, respectively. Operating results for the three months ended June 30, 1999 and 1998 included $ 1.2 million and $224,000, respectively, in provision for possible loan and lease losses. The increase in the provision for possible loan and lease losses included a non-recurring charge of $675,000, the result of a new charge-off policy at Progress Leasing Company, ("PLC"). Non-interest income increased $2.0 million to $4.3 million for the three months ended June 30, 1999 compared to the same period in 1998. This increase primarily relates to non-bank fees which increased $1.5 million, and client warrant income of $482,000. Gain on sale of securities was $4,000 for the three months ended June 30, 1999, compared to $122,000 for the same period in 1998.

Non-interest expense totaled $7.9 million for the three months ended June 30, 1999 in comparison with $5.7 million for the same period in 1998. The increase of $2.2 million was partially due to a $1.5 million increase in salaries and employee benefits relating to employees of acquired and newly formed companies and new positions established within the Company. Other expense increased $689,000 mainly due to increases in professional services due to the increased usage of an interactive voice response system in handling new inbound clients, and outsourcing of the internal audit function, and furniture, fixtures and equipment expenses due to new branch openings and recent acquisitions.

Net interest income was $12.8 million and $10.7 million for the six months ended June 30, 1999 and 1998, respectively. Operating results for the six months ended June 30, 1999 and 1998 included $1.7 million and $426,000, respectively, in provision for possible loan and lease losses. The increase in the provision for possible loan and lease losses included a non-recurring charge of $675,000, the result of a new charge-off policy at PLC. Non-interest income increased $2.9 million to $7.0 million for the six months ended June 30, 1999 compared to the same period in 1998. This increase primarily relates to non-bank fees which increased $2.3 million and client warrant income of $482,000. Loss on sale of securities was $156,000 for the six months ended June 30, 1999, compared to a gain on sale of securities of $337,000 for the same period in 1998.

Non-interest expense totaled $14.4 million for the six months ended June 30, 1999 in comparison with $10.9 million for the same period in 1998. The increase of $3.5 million was partially due to a $2.4 million increase in salaries and employee benefits relating to employees of acquired and newly formed companies and new positions established within the Company. Other expense increased $1.0 million mainly due to increases in professional services due to increased usage of an interactive voice response system in handling new internal clients, the outsourcing of the internal audit function, increased tax services and Year 2000 systems testing; and furniture, fixtures and equipment expenses due to new branch openings and recent acquisitions.

Total assets increased $19.0 million to $666.4 million at June 30, 1999 from $647.4 million at December 31, 1998. Net loans and lease receivables increased $48.6 million. The net interest margin was 4.29% and 4.38% for the three-month periods ended June 30, 1999 and 1998, respectively; and 4.21% and 4.52% for the six-month periods ended June 30, 1999 and 1998, respectively.

                               FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet the funding needs of current loan demand, savings deposit withdrawals and to pay operating expenses. The Company monitors its liquidity in accordance with internal guidelines and applicable regulatory requirements. The Bank is required under applicable federal regulations to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision to reflect economic conditions. The Bank's liquidity ratio at June 30, 1999 was 6.97% which was in excess of the current minimum requirement.

The Company's primary source of funds has historically consisted of: deposits; amortization and prepayments of outstanding loans; borrowings from the Federal Home Loan Bank ("FHLB") and other sources; and, sales of investment securities, loans and mortgage-backed securities. During the six months ended June 30, 1999, the Company used its resources primarily to meet its ongoing commitments to fund existing and new loan commitments and maintain its liquidity.

For the six months ended June 30, 1999, cash was used in operating and investing activities and provided by financing activities. Operating activities used $6.4 million of cash. Investing activities used $12.3 million in cash primarily due to net increases in loans and leases.Financing activities provided $23.8 million in cash primarily from net increases of $33.2 million in time deposits as the Company increased its emphasis on deposit funding.

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

The company has completed all phases for the three categories. The Company outsources its core data and item processing operations; a significant component of the Year 2000 compliance was performed by its service providers. Based on extensive interaction and testing with the Bank's primary vendors, the Company is confident that it has performed all necessary preparation for Year 2000.

The Company has established a Year 2000 committee which meets bi-weekly and reports at least quarterly to the Board of Directors on the progress toward achieving and certifying Year 2000 compliance. The Company completed the Year 2000 preparation as of June 30, 1999.

The Company has no internally generated programmed software coding to correct, as all of the software utilized by the Company is purchased or licensed form external providers. The Company has determined that it has little or no exposure to contingencies related to Year 2000 issues for products it has sold.

The Company continues to communicate with all of its significant suppliers and customers to remediate any Year 2000 issues. The Company has received third party vendor representations that their products and services are Year 2000 compliant. The response of certain third parties, however, is beyond the control of the Company. To the extent that adequate responses have not been received to date, the Company has developed contingency plans. At this time the Company cannot estimate the additional cost, if any, that might develop from such contingency plans.

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

Year 2000 compliance costs incurred during the six months ended June 30, 1999 have totaled approximately $60,000, the majority of which is related to consulting fees for systems testing. Additional Year 2000 costs for 1999, which are expensed on a current period basis, are estimated to be approximately $210,000. These costs are exclusive of internal costs related with non-dedicated personnel which are not tracked separately. At this time no significant projects have been delayed as a result of the Company's Year 2000 effort.

Despite the Company's activities with regard to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                         June 30,       December 31,       June 30,
(Dollars in thousands)                                                     1999             1998             1998
                                                                         --------       ------------       --------
Loans and leases accounted for on a non-accrual basis                      $4,776           $3,683          $2,182
REO, net of related reserves                                                   --              --              300
                                                                           ------           ------          ------
     Total non-performing assets                                            4,776            3,683           2,482
Accruing loans 90 or more days past due                                     5,210            4,030           2,277
                                                                           ------           ------          ------
     Total underperforming assets                                          $9,986           $7,713          $4,759
                                                                           ======           ======          ======
Non-performing assets as a percentage of net loans and leases
   and other real estate owned                                              1.06%             .88%            .68%
                                                                           ======           ======          ======
Non-performing assets as a percentage of total assets                        .72%             .57%            .41%
                                                                           ======           ======          ======
Underperforming assets as a percentage of net loans and leases
   and other real estate owned                                              2.21%            1.84%           1.30%
                                                                           ======           ======          ======
Underperforming assets as a percentage of total assets                      1.50%            1.19%            .79%
                                                                           ======           ======          ======
Allowance for possible loan and lease losses                               $4,984           $4,490          $4,307
                                                                           ======           ======          ======
Ratio of allowance for possible loan and lease losses to
   non-performing loans and leases at end of period                       104.36%            121.91%        197.39%
                                                                          =======           =======         ======
Ratio of allowance for possible loan and lease losses to
    underperforming loans and leases at end of period                      49.91%             58.21%         96.59%
                                                                          =======           =======         ======

     Non-performing assets increased $1.1 million to $4.8 million at June 30, 1999 from $3.7 million at December 31, 1998, primarily due to an increase in non-accrual lease financing. The $4.8 million of non-accrual loans at June 30, 1999 consisted of $2.4 million of lease financing, $1.2 million of loans secured by single family residential property, $1.0 million of commercial business loans, $180,000 of commercial mortgages, and $7,000 in consumer loans.

     Accruing loans 90 or more days past due increased $1.2 million from $4.0 million at December 31, 1998 to $5.2 million at June 30, 1999. This increase was primarily due to an increase in accruing 90-day-or-more delinquent commercial business loans. The $5.2 million of accruing loans 90 or more days past due at June 30, 1999 consisted of $1.9 million of commercial mortgages, $3.2 million of commercial business loans, $48,000 of loans secured by single family residential property, and $15,000 in lease financing.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                                June 30,              December 31,                June 30,
                                                  1999                    1998                      1998
                                                  ----                    ----                      ----
(Dollars in thousands)                     Amount     Percent      Amount      Percent      Amount       Percent
                                           ------     -------      ------      -------      ------       -------
Delinquencies:
     30 to 59 days                          $ 3,684      .81%      $ 7,305      1.76%       $12,638        3.42%
     60 to 89 days                            2,792      .61         3,337       .81          2,590         .70
     90 or more days                          5,210     1.14         4,030       .97          2,277         .61
                                            -------     ----       -------      ----        -------        ----
     Total                                  $11,686     2.56%      $14,672      3.54%       $17,505        4.73%
                                            =======     ====       =======      ====        =======        ====

                              RESULTS OF OPERATIONS

Net Interest Income

     Net interest income, on a tax-equivalent basis, amounted to $6.6 million for the three months ended June 30, 1999 in comparison with $5.5 million for the same period in 1998. Net interest income for the three months ended June 30, 1999 was positively impacted by a $121.2 million increase in average interest-earning assets, while average interest-bearing liabilities increased $108.0 million. The net interest margin decreased 9 basis points due to lower yields on commercial business loans and lease financing.

     Net interest income, on a tax-equivalent basis, amounted to $12.9 million for the six months ended June 30, 1999 in comparison with $10.7 million for the same period in 1998. Net interest income for the six months ended June 30, 1999 was positively impacted by a $142.5 million increase in average interest-earning assets, while average interest-bearing liabilities increased $124.2 million. The net interest margin decreased 31 basis points due to lower yields on commercial business loans, as the Prime Rate decreased 75 basis points since June 30, 1998, and lease financing.

The following tables set forth, for the periods indicated, tax-equivalent information regarding (i) the total dollar amount of interest income on average interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on average interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. For the purposes of this table, non-accrual loans have been included in the appropriate average balance category.

For the Three Months Ended June 30,                                     1999                          1998
                                                             ---------------------------  ----------------------------
(Dollars in thousands)
                                                             Average              Yield/   Average             Yield/
                                                             Balance   Interest    Rate    Balance   Interest   Rate
                                                             -------   --------   ------   -------   --------  ------
Interest-earning assets:
   Interest-earning deposits                                  $13,326     $ 167     5.03%   $ 1,211     $ 16     5.30%
   Investment securities(1)                                    35,810       574     6.43     16,224      226     6.17
   Mortgage-backed securities (1)                             124,458     1,969     6.35    121,954    1,877     6.17
   Single family residential loans                             47,136       863     7.34     56,059    1,038     7.43
   Commercial real estate loans (4)                           142,565     3,065     8.62    118,898    2,623     8.85
   Construction loans                                          48,784     1,227    10.09     27,602      783    11.38
   Commercial business loans                                  104,634     2,209     8.47     75,298    1,885    10.04
   Lease financing                                             74,213     2,117    11.44     57,432    1,789    12.49
   Consumer loans                                              30,229       590     7.83     25,314      541     8.57
                                                             --------    -------   -----   --------   ------    -----
   Total interest-earning assets                              621,155    12,781     8.25%   499,992   10,778     8.65%
Non-interest-earning assets (5)                                43,529    ------    -----     28,569   ------    -----
                                                             --------                      --------
     Total assets                                            $664,684                      $528,561
                                                             ========                      ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                       $ 79,942    $  530     2.66   $ 47,736    $ 308     2.59
     Money market accounts                                     34,632       236     2.73     33,246      252     3.04
     Passbook and statement savings                            32,161       152     1.90     32,017      201     2.52
     Time deposits                                            231,197     2,962     5.14    201,299    2,786     5.55
                                                             --------    ------     ----   --------    -----     ----
   Total interest-bearing deposits                            377,932     3,880     4.12    314,298    3,547     4.53
   Short-term borrowings                                       38,137       575     6.05     48,376      702     5.82
   Long-term debt                                             124,505     1,679     5.41     69,939    1,068     6.12
                                                             --------    ------     ----   --------    -----     ----
   Total interest-bearing liabilities                         540,574     6,134     4.55    432,613    5,317     4.93
                                                                         ------     ----               -----     ----
Non-interest-bearing deposits                                  66,335                        46,066
                                                             --------                      --------
     Total liabilities                                        606,909                       478,679
                                                             --------                      --------
Capital securities                                             15,000                        15,000
Stockholders' equity                                           42,775                        34,882
                                                             --------                      --------
     Total liabilities, capital securities and               $664,684                      $528,561
     stockhoders' equity                                     ========                      ========
Net interest income:                                                     $6,647                       $5,461
                                                                         ======                       ======
Interest rate spread (2)                                                            3.70%                       3.72%
                                                                                    =====                       =====
Net interest margin (3)                                                             4.29%                       4.38%
                                                                                    =====                       =====
Average interest-earning assets to average                                        114.91%                     115.57%
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
(5) For the three months ended June 30,                   1999         1998
    Non-interest-earning assets:
        Cash                                           $15,349      $ 9,138
        Allowance for possible loan and lease losses    (4,812)      (4,218)
        Other assets                                    32,992       23,649
                                                       -------       ------
    Total non-interest-earning assets                  $43,529      $28,569
                                                       =======      =======
    Non-interest-bearing liabilities:
        Non-interest-bearing deposits                  $54,101      $39,054
        Other liabilities                               12,234        7,012
                                                       -------      -------
    Total  non-interest-bearing liabilities            $66,335      $46,066
                                                       =======      =======

For the Six Months Ended June 30,                                       1999                           1998
                                                             ---------------------------   ---------------------------
(Dollars in thousands)
                                                             Average              Yield/   Average              Yield/
                                                             Balance   Interest    Rate    Balance   Interest    Rate
                                                             -------   --------   -----    -------   --------   ------
Interest-earning assets:
   Interest-earning deposits                                 $ 14,810   $   360     4.90%  $  1,699    $   39     4.63%
   Investment securities(1)                                    33,471     1,041     6.27     13,662       367     5.42
   Mortgage-backed securities (1)                             131,753     4,094     6.27    106,236     3,352     6.36
   Single family residential loans                             48,247     1,760     7.36     56,403     2,129     7.61
   Commercial real estate loans (4)                           139,957     6,002     8.62    116,341     5,142     8.91
   Construction loans                                          46,532     2,319    10.05     26,599     1,465    11.11
   Commercial business loans                                  100,031     4,273     8.61     72,280     3,580     9.99
   Lease financing                                             73,801     4,113    11.24     57,090     3,559    12.57
   Consumer loans                                              29,592     1,161     7.91     25,425     1,077     8.54
                                                              -------    ------    -----   --------    ------    -----
   Total interest-earning assets                              618,194    25,123     8.20%   475,735    20,710    8.78%
                                                                         ------    -----               ------    -----
Non-interest-earning assets (5)                                41,106                        30,435
                                                              -------                      --------
     Total assets                                            $659,300                      $509,170
                                                             ========                      ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                       $ 79,013   $ 1,064     2.72   $ 43,153    $  526     2.46
     Money market accounts                                     35,387       476     2.71     32,900       497     3.05
     Passbook and statement savings                            31,957       307     1.94     31,667       412     2.62
     Time deposits                                            225,347     5,801     5.19    198,225     5,462     5.56
                                                             --------   -------     ----   --------    ------     ----
   Total interest-bearing deposits                            371,704     7,648     4.15    305,945     6,897     4.55
   Short-term borrowings                                       41,361     1,240     6.05     44,130     1,282     5.86
   Long-term debt                                             123,753     3,328     5.42     62,558     1,879     6.06
                                                             --------   -------     ----   --------    ------     ----
   Total interest-bearing liabilities                         536,818    12,216     4.59    412,633    10,058     4.92
                                                                        -------     ----               ------     ----
Non-interest-bearing deposits                                  65,266                        48,153
                                                             --------                      --------
     Total liabilities                                        602,084                       460,786
                                                             --------                      --------
Capital securities                                             15,000                        15,000
Stockholders' equity                                           42,216                        30,384
                                                             --------                      --------
     Total liabilities, capital securities and               $659,300                      $506,170
      stockholders' equity                                   ========                      ========
Net interest income:                                                    $12,907                       $10,652
                                                                        =======                       =======
Interest rate spread (2)                                                            3.61%                        3.86%
                                                                                    =====                        =====
Net interest margin (3)                                                             4.21%                        4.52%
                                                                                    =====                        =====
Average interest-earning assets to average                                        115.16%                       115.29%
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
(5) For the six months ended June 30,                  1999         1998
    Non-interest-earning assets:                         ----         ----
        Cash                                           $14,559       $9,224
        Allowance for possible loan and lease losses    (4,705)      (4,142)
        Other assets                                    31,252       25,353
                                                       -------      -------
    Total non-interest-earning assets                  $41,106      $30,435
                                                       =======      =======
    Non-interest-bearing liabilities:
        Non-interest-bearing deposits                  $53,075      $38,494
        Other liabilities                               12,191        9,659
                                                       -------      -------
    Total  non-interest-bearing liabilities            $65,266      $48,153
                                                       =======      =======

On a tax-equivalent basis, total interest income amounted to $12.8 million for the three months ended June 30, 1999, a $2.0 million or 18.58% increase when compared to the same period in 1998 due to growth in average interest-earning assets of $121.2 million. This growth relates to a combination of higher commercial business and real estate loans and lease production. Average loans and leases increased $87.0 million compared to the three months ended June 30, 1998.

Total interest expense amounted to $6.1 million for the three months ended June 30, 1999, an $817,000 or 15.37% increase in comparison to the same period in 1998. Interest expense on deposits increased $333,000 as the average balance of interest-bearing deposits increased $63.6 million. Interest expense on long-term debt increased $611,000, mainly due to a $32.5 million increase in average FHLB advances and a $23.5 million increase in securities sold under agreement to repurchase when compared to the three months ended June 30, 1998. This increase in deposits and borrowings was necessary to fund the increase in interest-earning assets.

On a tax-equivalent basis, total interest income amounted to $25.1 million for the six months ended June 30, 1999, a $4.4 million or 21.31% increase when compared to the same period in 1998 due to growth in average interest-earning assets of $142.5 million. This growth relates to a combination of higher commercial business and real estate loans and lease production and an increase in mortgage-backed securities used to deploy capital raised in the second quarter of 1998. Average loans and leases increased $84.0 million while mortgage-backed securities increased $25.5 million compared to the six months ended June 30, 1998.

Total interest expense amounted to $12.2 million for the six months ended June 30, 1999, a $2.2 million or 21.46% increase in comparison to the same period in 1998. Interest expense on deposits increased $751,000 as the average balance of interest-bearing deposits increased $65.8 million. Interest expense on long-term debt increased $1.4 million, mainly due to a $38.1 million increase in average FHLB advances and a $23.8 million increase in securities sold under agreement to repurchase when compared to the six months ended June 30, 1998. This increase in deposits and borrowings was necessary to fund the increase in interest-earning assets.

Provision for Possible Loan and Lease Losses

During the three months ended June 30, 1999, the Company recorded a $1.2 million provision for possible loan and lease losses compared with $224,000 for the comparable period in 1998. The provision for possible loan and lease losses included an additional $675,000 as a result of the present level of delinquencies and charge-offs within the leasing portfolio. The charge-off policy of the leasing division has been revised such that all leases past 180 days are charged off. In addition, the Company has committed additional resources to improve collection efforts in the leasing division. Net charge-offs amounted to $1.1 million during the second quarter of 1999 in comparison with $37,000 during the comparable period in 1998.

During the six months ended June 30, 1999, the Company recorded a $1.7 million provision compared with $426,000 for the comparable period in 1998. The provision for possible loan and lease losses included an additional $675,000 as a result of the present level of delinquencies and charge-offs within the leasing portfolio. The charge-off policy of the leasing division has been revised such that all leases past 180 days are charged off. In addition, the Company has committed additional resources to improve collection efforts in the leasing division. Net charge-offs amounted to $1.2 million during the six months ended June 30, 1999 in comparison with $18,000 in net recoveries during the comparable period in 1998.

At June 30, 1999, the allowance for possible loan and lease losses amounted to $5.0 million or 1.09% of total loans and leases and 104.36% of total non-performing loans and leases. At December 31, 1998, the allowance for possible loan and lease losses amounted to $4.5 million or 1.06% of total loans and leases and 121.91% of total non-performing loans and leases. The Company's allowance for possible loan and lease losses increased by $494,000, from December 31,1998. The $564,000 increase in provision for possible loan and lease losses, excluding the non-recurring charge of $675,000, of for the six months ended June 30, 1999 was considered necessary by management to maintain the allowance for possible loan and lease losses at an adequate level. The ratio of delinquent loans and leases to the total loan and lease portfolio decreased to 2.56% at June 30, 1999 from 3.54% at December 31, 1998.

Non-Interest Income

Total non-interest income amounted to $4.3 million for the three months ended June 30, 1999, an increase of $2.0 million compared with the $2.3 million for the three months ended June 30, 1998. This increase primarily relates to a $1.5 million increase in non-bank fees. Mutual fund, annuity and insurance commissions of $574,000 were earned by PFR, teleservices fee income increased $652,000 due to new inbound clients, loan brokerage and advisory fees increased $262,000, and lease financing fees increased $93,000, in comparison with the three months ended June 30, 1998. Service charges on deposits increased $112,000. Gain on sale of securities was $4,000 compared to $122,000 for the same period in 1998. The Company recognized $482,000 in client warrant income due to the initial public offering of IQE plc on the EASDAQ exchange.

Total non-interest income amounted to $7.0 million for the six months ended June 30, 1999, an increase of $2.9 million compared with $4.1 million for the six months ended June 30, 1998. This increase primarily relates to mutual fund, annuity and insurance commissions of $1.1 million earned by PFR. Teleservices fee income increased $721,000 in comparison to the six months ended June 30, 1998 due to new inbound clients. Other non-bank fees including lease financing, loan brokerage and advisory, and investment advisory fees increased $506,000 in comparison with the six months ended June 30, 1998. The Company recognized income of $625,000 from equity participations in commercial loans during the six months ended June 30, 1999. The Company recognized $482,000 in client warrant income due to the initial public offering if IQE plc on the EASDAQ exchange. Loss on sale of securities was $156,000 compared to a gain of $337,000 for the same period in 1998.

Non-interest Expense

Total non-interest expense amounted to $7.9 million for the three months ended June 30, 1999, an increase of $2.2 million over the $5.7 million recognized during the comparable 1998 period. This increase was partially due to increases in salaries and employee benefits of $1.5 million relating to employees of acquired and newly formed companies and new staffing requirements within the Company. Professional services expense increased by $391,000 primarily due to the increased usage of an interactive voice response system and the outsourcing of the internal audit function. Furniture, fixtures and equipment expenses increased $143,000 in comparison to the three months ended June 30, 1998 due to new branch openings and recent acquisitions.

Total non-interest expense amounted to $14.4 million for the six months ended June 30, 1999, an increase of $3.5 million over the $10.9 million recognized during the comparable 1998 period. This increase was partially due to increases in salaries and employee benefits of $2.4 million relating to employees of acquired and newly formed companies and new staffing requirements within the Company. Professional services expense increased by $567,000 primarily due to the increased usage of an interactive voice response system, the outsourcing of the internal audit function, consulting fees for Year 2000 systems testing, and increased tax services. Furniture, fixtures and equipment expenses increased $179,000 in comparison to the six months ended June 30, 1998 due to new branch openings and recent acquisitions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 7 and Item 7A, filed with the Securities and Exchange Commission on March 29, 1999. The market risk of the Company has not experienced any significant changes as of June 30, 1999.

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

None.


Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on Tuesday, April 27, 1999 for the following purposes:

1) To elect four (4) directors for a three-year term and one (1) director for a one-year term and until their successors are elected and qualified;
2) To amend the Company's 1993 Stock Incentive Plan to increase the number of shares authorized under the plan;
3) To ratify the appointment by the Board of Directors of PricewaterhouseCoopers L.L.P. as the Company's independent accountants for the year ending December 31, 1999.

All proposals were adopted by the Company's stockholders as follows:

Election of Directors
                                                                 For            Against        Abstained/Not Voted
                                                                 ---            -------        -------------------
G. Daniel Jones                                                4,259,387         167,593                  0
Paul N. LaNoce                                                 4,259,387         167,593                  0
Janet E. Paroo                                                 4,259,387         167,593                  0
Kevin J. Silverang                                             4,259,387         167,593                  0
John E. F. Corson                                              4,259,387         167,593                  0

Proposal to amend the 1993 Stock Incentive Plan                4,078,154         303,997             44,829

Proposal to Ratify appointment of PricewaterhouseCoopers L.L.P.4,381,332          34,284             11,364

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

    (27) Financial Data Schedule for the six months ended June 30,  1999

(b) Reports on Form 8-K

     On April 23, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 the announcement of its first quarter 1999 earnings and declaration of its 2nd quarter 1999 cash dividend.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Progress Financial Corporation



    August 13, 1999                        /s/ W. Kirk Wycoff
-----------------------                    -------------------------------------
      Date                                 W. Kirk Wycoff, Chairman,
                                           President and Chief Executive Officer




    August 13, 1999                        /s/ Michael B. High
-----------------------                    -------------------------------------
      Date                                 Michael B. High,
                                           Senior Vice President and
                                           Chief Financial Officer