Form 10-Q
period 1999-09-30
PROGRESS FINANCIAL CORP
filed 1999-11-12
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($1.00 par value)                         5,593,371
     ------------------------------                -----------------------------
         Title of Each Class                       Number of Shares Outstanding
                                                    as of  October 31, 1999

                         Progress Financial Corporation
                                Table of Contents



                     PART I - Interim Financial Information

                                                                         Page

Item 1.  Interim Financial Statements

         Consolidated Interim Statements of Financial Condition as of September 30, 1999 (unaudited) and December 31, 1998 (audited)...3

         Consolidated Interim Statements of Operations for the three and nine months ended September 30,  1999 and 1998 (unaudited)....4

         Consolidated Interim Statements of Changes in
         Shareholders' Equity and Comprehensive Income for
         the nine months ended September 30, 1999 and 1998 (unaudited).....5

         Consolidated Interim Statements of Cash Flows for the
         nine months ended September 30, 1999 and 1998 (unaudited).........6

         Notes to Consolidated Interim Financial Statements (unaudited)....7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (unaudited)................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......20



                           PART II - Other Information


Item 1.  Legal Proceedings............................... ................21

Item 2.  Changes in Securities............................................21

Item 3.  Defaults upon Senior Securities..................................21

Item 4.  Submission of Matters to a Vote of Security Holders..............21

Item 5.  Other Information................................................21

Item 6.  Exhibits and Reports on Form 8-K.................................21

         Signatures.......................................................22

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements



Consolidated Interim Statements of Financial Condition
(Dollars in thousands)                                                                     September 30,       December 31,
                                                                                               1999               1998
                                                                                           -------------       ------------


                                                                                            (unaudited)        (audited)
Assets Cash and due from banks:
   Non-interest-earning                                                                     $  13,356          $ 14,189
   Interest-earning                                                                            16,460             6,498
Loans held for sale (fair value: $9,181 in 1999 and $25,326 in 1998)                            9,104            25,250
Investment securities:
   Available for sale at fair value (amortized cost:  $23,097 in 1999 and $18,208 in           24,493            17,909
1998)
   Held to maturity at amortized cost (fair value:  $27,660 in 1999 and $12,547 in 1998)       28,721            12,401
Mortgage-backed securities:
   Available for sale at fair value (amortized cost:  $123,555 in 1999 and $146,910 in        119,926           146,459
   1998)
Loans and leases, net (net of  reserves:  $5,184 in 1999 and $4,490 in 1998)                  452,497           394,246
Premises and equipment, net                                                                    14,380            10,707
Other assets                                                                                   25,146            19,154
                                                                                             --------          --------
       Total assets                                                                          $704,083          $646,813
                                                                                             ========          ========
Liabilities and Shareholders' Equity
Liabilities:
     Deposits:
         Non-interest-bearing                                                               $  56,516         $  54,934
         Interest-bearing                                                                     435,040           353,228
     Short-term borrowings                                                                     19,319            45,941
     Other liabilities                                                                         12,427            15,250
     Long-term debt:
         Federal Home Loan Bank advances                                                       80,000            83,000
         Other debt                                                                            42,030            38,475
                                                                                              -------          --------
     Total liabilities                                                                        645,332           590,828
                                                                                              -------          --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation                          14,446            14,431
Commitments and contingencies
Shareholders' equity:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued             --                 --
     Junior participating preferred stock -$.01 par value;1,010 shares authorized but unissued    --                 --
     Common stock - $1 par value; 12,000,000 shares authorized: 5,681,000 and 5,263,000 shares issued and outstanding at September 30,  1999 and December 31, 1998,
         respectively; including treasury shares of 72,000 and 177,000, and unallocated         5,681             5,263
         shares held by the Employee Stock Ownership Plan of 17,000 and 24,000 at
         September 30,  1999 and December 31, 1998, respectively.
     Other common shareholders' equity, net                                                    40,181            36,786
     Net accumulated other comprehensive loss                                                  (1,557)             (495)
                                                                                              --------           -------
     Total shareholders' equity                                                                44,305            41,554
                                                                                              --------           -------
       Total liabilities,  Corporation-obligated  mandatorily redeemable capital
       securities  of  subsidiary  trust  holding  solely  junior   subordinated
       debentures of the Corporation and shareholders' equity                                $704,083          $646,813
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Operations (unaudited)
(Dollars in thousands, except per share data)



                                                                     For the Three Months       For the Nine Months
                                                                      Ended September 30,       Ended September 30,
                                                                       1999         1998         1999        1998
                                                                       ----         ----         ----        ----
Interest income:
   Loans and leases, including fees                                    $10,464       $9,102     $30,092      $26,054
   Mortgage-backed securities                                            1,859        2,860       5,953        6,212
   Investment securities                                                   560          295       1,508          662
   Other                                                                   285            9         645           48
                                                                       -------      -------     -------      -------
       Total interest income                                            13,168       12,266      38,198       32,976

Interest expense:
   Deposits                                                              4,303        3,739      11,951       10,636
   Short-term borrowings                                                   527        1,249       1,767        2,531
   Long-term debt                                                        1,576        1,263       4,904        3,142
                                                                       -------      -------     -------      -------
       Total interest expense                                            6,406        6,251      18,622       16,309
                                                                       -------      -------     -------      -------
Net interest income                                                      6,762        6,015      19,576       16,667
Provision for possible loan and lease losses                               658          233       2,323          659
                                                                       -------      -------     -------      -------
Net interest income after provision for possible loan and lease losses   6,104        5,782      17,253       16,008
                                                                       -------      -------     -------      -------

Non-interest income:
   Service charges on deposits                                             572          455       1,513        1,231
   Lease financing fees                                                    334          315       1,198        1,064
   Mutual fund, annuity and insurance commissions                          713           --       1,767           --
   Teleservices fee income                                               1,377          277       2,610          789
   Loan brokerage and advisory fees                                        522          583       1,697        1,418
   Gain (loss) on sale of securities                                       (66)         100        (222)         437
   Client warrant income                                                 2,775           --       3,257           --
   Fees and other                                                          889          608       2,308        1,466
                                                                       -------       ------     -------       ------
       Total non-interest income                                         7,116        2,338      14,128        6,405
                                                                       -------       ------     -------       ------
Non-interest expense:
   Salaries and employee benefits                                        4,895        2,919      12,674        8,310
   Occupancy                                                               470          337       1,131          995
   Data processing                                                         339          287         821          798
   Furniture, fixtures and equipment                                       429          267       1,144          803
   Professional services                                                   568          431       1,515          811
   Capital securities expense                                              399          398       1,196        1,195
   Other                                                                 2,653        1,288       5,637        3,964
                                                                        ------       ------     -------       ------
       Total non-interest expense                                        9,753        5,927      24,118       16,876
                                                                        ------       ------     -------       ------

Income before income taxes and cumulative effect of accounting change    3,467        2,193       7,263        5,537
Income tax expense                                                       1,210          801       2,553        2,028
                                                                        ------       ------      ------       ------
Income before cumulative effect of accounting change                     2,257        1,392       4,710        3,509
Cumulative effect if accounting change (net of tax credit of $26)           --          (46)       --            (46)
                                                                        ------       -------     ------       -------
       Net income                                                       $2,257       $1,346      $4,710       $3,463
                                                                        ======       =======     ======       =======
Basic earnings per common share before cumulative effect of
accounting change                                                         $.40         $.25        $.85         $.69
                                                                          ====         ====        ====         ====
Diluted earnings per common share before cumulative effect of
accounting change                                                         $.39         $.24        $.81         $.63
                                                                          ====         ====        ====         ====
Basic earnings per common share                                           $.40         $.24        $.85         $.68
                                                                          ====         ====        ====         ====
Diluted earning per common share                                          $.39         $.23        $.81         $.62
                                                                          ====         ====        ====         ====
Dividends per common share                                                $.05         $.04        $.13         $.10
                                                                          ====         ====        ====         ====
Basic average common shares outstanding                              5,634,130    5,484,234   5,482,856    5,051,061
                                                                     =========    =========   =========    =========
Diluted average common shares outstanding                            5,865,209    5,978,048   5,818,296    5,555,741
                                                                     =========    =========   =========    =========


See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income (unaudited)
(Dollars in thousands)

                                                                                               Net
                                                                 Unearned                   Accumulated
                                                      Unearned Compensation                   Other                       Total
                                     Common  Treasury  ESOP    Restricted Capital Retained Comprehensive Comprehensive Shareholders'
                                     Stock   Stock    Shares      Stock   Surplus Earnings    Income       Income        Equity
                                                                                              (Loss)

For the nine months ended September 30, 1999:
--------------------------------------------
Balance at December 31, 1998         $5,263  $(2,287)  $(114)    $   --    $39,586   $(399)    $(495)                   $41,554
Exercise of stock warrants
    (125,971 common shares; 122,088
  treasury shares)                     126     1,666      --         --      (442)      --        --                      1,350
Issuance of stock under employee
  benefit plans (107,709  treasury
  shares; 21,772 common shares; 8,015   22    1,319       38     (1,094)      137       --        --                        422
  ESOP shares)
Retirement of restricted stock
    (197 common shares)                 --       --       --          3       (3)       --        --                         --
Net income                              --       --       --         --       --     4,710        --        $4,710         4,710
Other comprehensive loss,
  net of tax (a)                        --       --       --         --       --        --    (1,062)       (1,062)       (1,062)
                                                                                                            -------
Comprehensive income                    --       --       --         --       --        --        --        $3,648            --
                                                                                                            =======
Purchase of treasury stock
  (122,500 treasury shares)             --   (1,656)      --          --      --        --        --                      (1,656)
Retirement of stock warrants            --       --       --          --    (331)       --        --                        (331)
Cash dividend declared                  --       --       --          --      --      (682)       --                        (682)
Distribution of stock dividend
    (269,667 common shares;
      2,250 treasury shares;
      799 ESOP shares)                 270       --       --          --   3,679    (3,949)       --                          --
                                     -----   -------   ------    ------- -------    -------  --------                    --------
Balance at September 30,  1999      $5,681  $  (958)    $(76)    $(1,091)$42,626    $ (320)  $(1,557)                    $44,305
                                    ======  ========   ======    ======= =======    =======  ========                    ========


For the nine months ended September 30, 1998:
--------------------------------------------
Balance at December 31, 1997        $4,126     $--    $(164)     $   --  $20,950     $(10)      $460                     $25,362
Issuance of stock in stock offering
    (792,800 common shares)            793      --       --          --   13,468        --        --                      14,261
Exercise of stock warrants
  (26,250 common shares)                26      --       --          --      124        --        --                         150
Issuance of stock under employee
  benefit plans (47,024 common shares;
  7,525 ESOP shares)                     47      --       37                 311        --        --                         395
Net income                               --      --       --         --       --    3,463         --        $3,463         3,463
Other comprehensive loss,net of tax (a)  --      --       --         --       --       --      (716)          (716)         (716)
                                                                                                            -------
Comprehensive income                     --      --       --         --       --       --                   $2,747
                                                                                                            =======
Purchase of treasury stock
   (71,000 treasury shares)              --  (1,052)      --         --       --       --        --                       (1,052)
Investment in unconsolidated subsidiary
   (21,153 common shares)                21      --       --         --      309       --        --                          330
Cash dividend declared                   --      --       --         --      --      (455)       --                         (455)
Distribution of stock dividend
    (249,653 common shares;
      300 treasury shares;
      1,644 ESOP shares)                249      --       --          --   4,462   (4,711)       --                           --
                                     ------  --------  ------       ---- -------  --------    ------                       -------
Balance at September 30,1998         $5,262  $(1,052)  $(127)       $ -- $39,624  $(1,713)    $(256)                       $41,738
                                     ======  ========  ======       ==== =======  ========    ======                       =======




(a) For the nine  months ended September 30,                                         1999      1998
   Calculation of other comprehensive loss net of tax:
   Unrealized holding losses arising during the period, net of tax               $(1,209)    $(428)
   Less: Reclassification for gains (losses) included in net income, net of tax     (147)      288
                                                                                 --------    ------
  Other comprehensive loss, net of tax                                           $(1,062)    $(716)
                                                                                 ========    ======

See Notes to Consolidated Interim Financial Statements


Consolidated Interim Statements of Cash Flows (unaudited)
(Dollars in thousands)
For the nine months ended September 30,                                                     1999            1998
                                                                                            ----            ----
Cash flows from operating activities:
   Net income                                                                              $4,710          $3,463
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                          1,450           1,039
     Provision for possible loan and lease losses                                           2,323             659
     Client warrant income                                                                 (3,256)             --
     (Gain) loss on sale of securities available for sale                                     222            (437)
     (Gain) loss on sale of loans and leases                                                   34            (215)
     Accretion of deferred loan and lease fees and expenses                                (1,809)           (729)
     Amortization of premiums/accretion of discounts on securities                            796             789
     Realized loss on transfer of mortgage-backed securities                                   --              72
     Other, net                                                                               122             (71)
   Proceeds from sales of loans held for sale                                               4,451              --
   Originations of loans held for sale                                                    (11,365)             --
   Repayments on loans held for sale                                                        4,766              --
   (Increase) decrease in other assets                                                     (5,765)          1,035
   Decrease in other liabilities                                                           (2,829)        (29,439)
                                                                                          ---------       --------
         Net cash flows used in operating activities                                        (6,150)       (23,834)
                                                                                          ---------       --------
Cash flows from investing activities:
   Capital expenditures                                                                    (4,765)         (1,106)
   Purchase of mortgage-backed securities available for sale                              (16,967)       (140,117)
   Purchase of investment securities available for sale                                   (16,603)         (8,502)
   Purchase of investment securities held to maturity                                      (6,846)         (8,214)
   Repayments on mortgage-backed securities held to maturity                                   --           8,788
   Repayments on mortgage-backed securities available for sale                             28,544          15,514
   Proceeds from sales and calls of mortgage-backed securities available for sale          10,672          50,758
   Proceeds from sales and calls of investment securities available for sale                5,458           4,301
   Proceeds from sale of loans and leases                                                     875           2,936
   Proceeds from sales of real estate owned                                                    --             583
   Purchases of loans and leases                                                           (4,180)             --
   Net increase in loans and leases                                                       (37,200)        (46,736)
                                                                                          --------       ---------
          Net cash flows used in investing activities                                     (41,012)       (121,795)
                                                                                          --------       ---------
Cash flows from financing activities:
   Net increase in demand, NOW and savings deposits                                         6,026          12,208
   Net increase in time deposits                                                           77,925          22,305
   Net increase (decrease) in short-term borrowings                                       (30,623)         21,158
   Proceeds from issuance of long-term debt                                                 4,000          67,000
   Dividends paid                                                                            (682)           (455)
   Purchase of treasury shares                                                             (1,656)         (1,052)
   Proceeds from exercise of stock warrants                                                 1,350             150
   Retirement of stock warrants                                                              (331)             --
   Proceeds from issuance of stock in stock offering                                           --          14,261
   Net proceeds from issuance of stock under employee benefit plans                           282             263
                                                                                           -------       --------
          Net cash flows provided by financing activities                                  56,291         135,838
                                                                                           -------       --------
Net increase (decrease) in cash and cash equivalents                                        9,129          (9,791)
Cash and cash equivalents:
   Beginning of year                                                                       20,687          19,386
                                                                                         ---------       ---------
   End of period                                                                         $ 29,816        $  9,595
                                                                                         =========       =========
Supplemental disclosures:
   Non-monetary transfers:
       Transfer of loans held for sale to loans held in portfolio                        $ 18,177         $  --
                                                                                         =========       =========
       Transfer investments available for sale to investments held to maturity           $  9,464         $  --
                                                                                         =========       =========
            Transfer of mortgage-backed securities from held to maturity to              $     --         $ 40,147
             available for sale                                                          =========       =========
       Decrease in net payable for trade dated securities transactions                   $ (5,582)       $(21,192)
                                                                                         =========       =========
   Cash payments for:
         Income taxes                                                                    $  2,458        $  2,568
                                                                                         =========       =========
         Interest                                                                        $ 17,824        $ 15,136
                                                                                         =========       =========

See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(1)    Basis of Presentation

       In the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company")
       Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1999. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Realty Advisors, Inc., Progress Capital, Inc., Procall Teleservices, Inc., Progress Development Corp., Progress Capital Management, Inc. and Progress Financial Resources, Inc. All significant intercompany transactions have been eliminated.


(2)    New Developments

       On October 27, 1999, the Company announced the authorization of a new stock repurchase program. The Company may repurchase up to 280,000 shares, or five percent, of its outstanding common stock.

       On July 16, 1999, Ravisent Technologies, Inc. ("RVST"), a corporation on which the Company holds warrants, went public at an initial offering price of $12.00 per common share. The warrants were obtained through the Company's Specialized Lending Division which provides customized financial services to leading edge companies in technology, health care and insurance. The Company holds warrants to purchase 50,000 common shares of RVST at $3.56 per share. The Company is prohibited from selling or otherwise disposing of the warrants or any shares of common stock received from the exercise of such warrants for a period of 180 days from July 16, 1999. On November 9, 1999, the closing price of a share of common stock of RVST was $19.625.

       On August 4, 1999, Internet Capital Group, Inc. ("ICGE"), a business-to-business e-commerce company on which the Company holds warrants, went public at an initial offering price of $12.00 per common share. The Company provided a line of credit and received warrants to purchase 12,750 shares of common stock of ICGE, with an exercise price of $10.00, and an expiration of seven years from the date of issuance. The Company also owns 20,833 shares of common stock and warrants of ICGE to purchase 4,167 shares of common stock at an exercise price of $12.00 which it acquired through an investment in a convertible note of ICGE made by its venture capital subsidiary. The Company's amortized cost of this investment is $250,000 with a carry value of $1.8 million. The Company is prohibited from selling or otherwise disposing of the warrants or any shares of common stock received from the exercise of such warrants or convertible note for a period of 180 days from August 4, 1999. The trading of this stock, like many business-to-business e-commerce companies, is very volatile. On November 9, 1999, the closing price of a share of common stock of ICGE was $182.6875.

       On August 9, 1999, US Interactive, Inc. ("USIT"), an internet professional services firm on which the Company holds warrants, went public at an initial offering price of $10.00 per common share. The Company provided a line of credit and term loan and received warrants to purchase 52,500 shares of common stock of USIT, with an exercise price of $3.50 and an expiration of ten years from the date of issuance. The Company is prohibited from selling or otherwise disposing of the warrants or any shares of common stock received from the exercise of such warrants for a period of 180 days from August 9, 1999. The trading of USIT common stock, like many internet companies, is very volatile. On November 9, 1999, the closing price of a share of USIT common stock was $32.6875.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(3)    Shareholders' Equity

       Earnings per Share

       The following table presents a summary of per share data and amounts for the periods included. All prior period information has been restated to reflect the 5% stock dividend distributed to stockholders on August 31, 1999.

                                                                     For the three months ended September 30,
                                                                  1999                                     1998
                                                       --------------------------------      ------------------------------------
                                                                              Per Share                                Per Share
                                                       Income     Shares       Amount        Income      Shares         Amount
                                                       ------     ------      ---------      ------      ------        ---------
    Basic Earnings Per Share:
       Income available to
       Common shareholders before cumulative
       effect of accounting change                     $2,257    5,634,130       $.40        $1,392      5,484,234        $.25
       Cumulative effect of accounting
       change (net of tax benefit of $26)                 --                       --           (46)                      (.01)
                                                       ------    ---------       -----       -------     ---------        -----
      Income available to common shareholders           2,257    5,634,130       $.40         1,346      5,484,234        $.24
    Effect of Dilutive Securities:
       Warrants                                            --           --                       --        211,551
       Options                                             --      231,079                       --        282,263
                                                                 ---------                               ---------
    Diluted Earnings Per Share:
      Income available to common shareholders and
      assumed conversions before cumulative
      effect of accounting change                       2,257    5,865,209        $.39       $1,392      5,978,048        $.24
      Cumulative effect of accounting change (net
      of income tax benefit of $26)                        --                       --          (46)                      (.01)
                                                       ------                    -----       -------                      -----
       Income available to common shareholders
       and assumed conversions                         $2,257    5,865,209        $.39       $1,346      5,978,048        $.23
                                                       ======    =========       =====       =======     =========        =====


                                                                For the nine months ended September 30,
                                                                  1999                                     1998
                                                       ---------------------------------     ------------------------------------
                                                                              Per Share                                Per Share
                                                       Income     Shares       Amount        Income      Shares         Amount
                                                       ------     ------      ---------      ------      ------        ---------
    Basic Earnings Per Share:
       Income available to
       Common shareholders before cumulative
       effect of accounting change                     $4,710    5,482,856         $.85      $3,509      5,051,061       $.69
       Cumulative effect of accounting
      change (net of tax benefit of $26)                  --                         --         (46)                     (.01)
                                                       ------    ---------         ----      -------     ---------       -----
      Income available to common shareholders           4,710    5,482,856         $.85       3,463      5,051,061       $.68
                                                                                   ====                                  =====
    Effect of Dilutive Securities:
       Warrants                                            --       96,210                       --        215,984
       Options                                             --      239,230                       --        288,696
                                                                 ---------                               ---------
    Diluted Earnings Per Share:
      Income available to common shareholders and
      assumed conversions before cumulative
      effect of accounting change                       4,710    5,818,296         $.81      $3,509      5,555,741       $.63
      Cumulative effect of accounting change
      (net of income tax benefit of $26)                  --                         --         (46)                     (.01)
                                                       ------                      ----      -------                     -----
       Income available to common shareholders
       and assumed conversions                         $4,710    5,818,296         $.81      $3,463      5,555,741       $.62
                                                       ======    =========         ====      =======     =========       =====

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

       Restricted Stock Awards

       During the first quarter of 1999, the Company established its Restricted Stock Award Plan under which 81,375 shares of common stock were reserved for grant to employees of Progress Financial Resources, Inc. The Company granted 13,657 and 65,521 shares, issued at market prices of $12.27 and $13.81, respectively. The awards have a five-year vesting period and are accounted for in accordance with Accounting Principles Board Opinion No. 25, and related interpretations, which provide for compensation expense to be measured at the grant date and recognized as the awards vest.

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

       At September 30, 1999, the Bank's tangible equity ratio was 6.44%, Tier 1 or leverage ratio was 6.44%, Tier 1 risk-based capital ratio was 9.10%, and total risk-based capital ratio was 10.15%. As of September 30, 1999, the Bank was classified as "well capitalized."

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(4)    Investment and Mortgage-Backed Securities

       The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

       (Dollars in thousands)                                     Gross         Gross
                                                   Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                     Cost          Gains       Losses        Fair Value      Value
                                                   ---------    ----------    ----------     ----------    --------
       At September 30,  1999
       ----------------------
       Available for Sale:
          Equity investments                         $ 5,198      $1,919        $  309       $ 6,808        $ 6,808
          U.S. Government Agencies                    16,000           6            21        15,985         15,985
          Corporate bonds                              1,899          --           199         1,700          1,700
          Mortgage-backed securities                 123,555          43         3,672       119,926        119,926
                                                    --------      ------        ------      --------       --------
            Total available for sale                $146,652      $1,968        $4,201      $144,419       $144,419
                                                    ========      ======        ======      ========       ========
       Held to Maturity:
          Federal Home Loan Bank Stock              $  4,923      $   --        $   --      $  4,923       $  4,923
         U.S. Government Agencies                     14,324          51           261        14,114         14,324
         Municipal bonds                               9,474          --           851         8,623          9,474
                                                    --------      ------        ------      --------       --------
            Total held to maturity                  $ 28,721      $   51        $1,112      $ 27,660       $ 28,721
                                                    ========      ======        ======      ========       ========
       (Dollars in thousands)                                     Gross         Gross
                                                   Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                       Cost        Gains         Losses     Fair Value        Value
                                                   ---------    ----------    ----------    ----------     ---------
       At December 31, 1998
       Available for Sale:
         Equity investments                         $  6,609      $  197        $  489      $  6,317       $  6,317
         U.S. Government Agencies                      2,000           1            --         2,001          2,001
         Municipal bonds                               9,599          16            24         9,591          9,591
         Mortgage-backed securities                  146,910         168           619       146,459        146,459
                                                    --------      ------        ------      --------       --------
            Total available for sale                $165,118      $  382        $1,132      $164,368       $164,368
                                                    ========      ======        ======      ========       ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  4,923      $   --        $  --       $  4,923       $  4,923
         U.S. Government Agencies                      7,478         146           --          7,624          7,478
                                                    --------      ------        ------      --------       --------
            Total held to maturity                  $ 12,401      $  146        $  --       $ 12,547       $ 12,401
                                                    ========      =======       ======      ========       ========

          U.S. Government Agencies securities ("Agencies") and mortgage-backed securities ("MBS") pledged as collateral for Federal Home Loan Bank (the "FHLB") borrowings amounted to $14.3 million and $14.5 million, respectively, at September 30, 1999, compared to $7.2 million and $26.2 million, respectively at December 31, 1998. Agencies pledged to the Federal Reserve Bank (the "FRB") for Small Business Administration Loans amounted to $979,000 at September 30, 1999 and $1.0 million at December 31, 1998. MBS pledged under agreements to repurchase in connection with borrowings amounted to $81.4 million at September 30, 1999 compared to $86.1 million at December 31, 1998. MBS pledged as collateral for public funds amounted to $13.2 million at September 30, 1999 compared to $15.6 million at December 31, 1998. Agencies and MBS pledged to the FRB to secure borrowings and Treasury, Tax and Loan balances amounted to $1.8 million at September 30, 1999 compared to $2.2 million at December 31, 1998.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(5)    Loans and Leases, Net

       The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                              September 30, 1999               December 31, 1998
                                                           ------------------               -----------------
                                                         Amount          Percent         Amount          Percent
                                                         ------          -------         ------          -------
       Single family residential real estate           $  40,817           8.92%        $ 50,086          12.56%
       Commercial real estate                            145,880          31.87          109,130          27.37
       Construction, net of loans in process              50,899          11.12           44,546          11.17
       Consumer                                           32,309           7.06           27,807           6.98
       Credit card receivables                                --             --              931            .23
       Commercial business                               106,508          23.27           92,737          23.26
       Lease financing                                    96,625          21.11           87,856          22.03
       Unearned income                                   (15,357)         (3.35)         (14,357)         (3.60)
                                                       ----------        -------        ---------        -------
          Total loans and leases                         457,681         100.00%         398,736         100.00%
       Allowance for possible loan and lease losses       (5,184)        =======          (4,490)        =======
                                                       ----------                        --------
              Net loans and leases                      $452,497                         $394,246
                                                       ==========                        ========

(6)    Allowance    for   Possible
       Loan and Lease Losses

       The following table details changes in the Company's allowance for possible loan and lease losses for the periods indicated:

                                                                 For the Three Months          For the Nine Months
                                                                  Ended September 30           Ended September 30,
       (Dollars in thousands)                                     1999           1998          1999           1998
                                                                  ----           ----          ----           ----
       Balance beginning of period                               $4,984         $4,307        $4,490         $3,863
       Charge-offs:
          Residential real estate                                    --             --            58             --
          Consumer                                                   --             40             1             70
          Commercial business                                        --             --            --              2
          Lease financing                                           572             11         1,857            139
                                                                 ------         ------        ------         ------
               Total charge-offs                                    572             51         1,916            211
                                                                 ------         ------        ------         ------
       Recoveries:
          Residential real estate                                    --              1            --              1
          Consumer                                                    3             --            15              4
          Commercial business                                         3             56            16             62
          Lease financing                                           108             65           256            233
                                                                 ------         ------        ------         ------
               Total recoveries                                     114            122           287            300
                                                                 ------         ------        ------         ------
       Net charge-offs (recoveries)                                 458            (71)        1,629            (89)
       Additions charged to operations                              658            233         2,323            659
                                                                 ------         ------        ------         ------
       Balance at end of period                                  $5,184         $4,611        $5,184         $4,611
                                                                 ======         ======        ======         ======

(7)    Commitments and Contingencies

       At September 30, 1999, the Company had $178.7 million in loan commitments to extend credit, including unused lines of credit, and $3.5 million in letters of credit outstanding.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(8)    Segments

       The following table sets forth selected financial information by business segment for the periods indicated:

                                                                         Real Estate
                                            Banking        Leasing         Advisory         Other          Total
                                            -------        -------         --------         -----          -----
       (Dollars in thousands)
       Assets at:
              September 30, 1999            $610,165       $81,021          $2,294         $10,603      $704,083
              December 31, 1998              562,086        71,416           3,184          10,127       646,813

       Revenues for:
         the three months ended
              September 30,  1999              6,522         1,443             634           5,279        13,878
              September 30,  1998              5,910         1,417             625             401         8,353
         the nine months ended
              September 30, 1999              19,461         4,283           2,301           7,659        33,704
              September 30, 1998              15,590         4,409           1,549           1,524        23,072

       Net income for:
         the three months ended
              September 30,  1999                773           142             (64)          1,406         2,257
              September 30,  1998              1,289           349               2            (294)        1,346
         the nine months ended
              September 30, 1999               3,420           353             (83)          1,020         4,710
              September 30, 1998               2,510         1,414             (93)          (368)         3,463


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

                                     SUMMARY

The Company recorded net income of $2.3 million or diluted earnings per share of $.39 for the three months ended September 30, 1999 compared to $1.3 million or $.23, respectively, for the three months ended September 30, 1998. Return on average shareholders' equity was 20.73% and return on average assets was 1.31% for the three months ended September 30, 1999 compared to 12.70% and .88%, respectively, for the three months ended September 30, 1998.

The Company recorded net income of $4.7 million or diluted earnings per share of $.81 for the nine months ended September 30, 1999 compared to net income of $3.5 million or diluted earnings per share of $.62 for the nine months ended September 30, 1998. Return on average shareholders' equity was 14.80% and return on average assets was .94% for the nine months ended September 30, 1999 compared to 13.51% and .86%, respectively, for the nine months ended September 30, 1998.

Net interest income increased to $6.8 million from $6.0 million, and the net interest margin increased to 4.24% from 4.16%, comparing the three months ended September 30, 1999 and 1998. This increase is primarily due to a $8.5 million increase in the positive variance between average interest-earning assets and average interest-bearing liabilities.

Operating results for the three months ended September 30, 1999 and 1998 included $658,000 and $233,000, respectively, in the provision for possible loan and lease losses. The increase in the provision for possible loan and lease losses was primarily due to an increase in the loan and lease portfolio and an increase in non-performing loans and leases. Non-interest income increased to
$7.1 million from $2.3 million for the three months ended September 30, 1999 compared to the same period in 1998. This increase was due to client warrant income of $2.8 million, primarily the result of the expiration of restrictions on the sale of warrants to acquire shares of common stock on VerticalNet, Inc., a customer of the Company; and a $2.1 million increase in fee based income. Loss on the sale of securities was $66,000 for the three months ended September 30, 1999, compared to a gain of $100,000 for the same period in 1998. Non-interest expense increased to $9.8 million for the three months ended September 30, 1999 in comparison with $5.9 million for the same period in 1998. This increase was primarily due to a $2.0 million increase in salaries and employee benefits relating to additional employees of the newly formed insurance business, Progress Financial Resources, Inc. ("PFR") and the staffing of Progress Capital Management, Inc. ("PCM") to pursue our Small Business Investment Corporation ("SBIC") license, and other new positions established within the Company. Other non-interest expense included one-time charges of $1.1 million associated with a leasing acquisition and unrelated other adjustments.

Net interest income increased to $19.6 million from $16.7 million, for the nine months ended September 30, 1999 and 1998 primarily due to a $15.0 million increase in the positive variance between average interest-earning assets and average interest-bearing liabilities. The net interest margin was 4.22% for the nine-months ended September 30, 1999 compared to 4.38% for the same period in 1998; the decline was primarily due to higher yielding commercial business loans and leases during the first half of 1998.

Operating results for the nine months ended September 30, 1999 and 1998 included $2.3 million and $659,000, respectively, in provision for possible loan and lease losses. The increase in the provision for possible loan and lease losses was due to increases in the loan and lease portfolio and non-performing loans and leases; and an additional charge of $675,000, the result of a new charge-off policy at Progress Leasing Company. Non-interest income increased to $14.1 million from $6.4 million for the nine months ended September 30, 1999 compared to the same period in 1998. This increase was partially due to an increase in fee based income of $4.6 million as the Company continues to grow its non-bank businesses. Client warrant income of $3.3 million was recognized during the nine months ended September 30, 1999, primarily the result of the expiration of restrictions on the sale of warrants to acquire shares of common stock on VerticalNet, Inc., a customer of the Company. Loss on sale of securities was $222,000 for the nine months ended September 30, 1999, compared to a gain on sale of securities of $437,000 for the same period in 1998. Non-interest expense increased to $24.1 million for the nine months ended September 30, 1999 in comparison with $16.9 million for the same period in 1998. This increase was partially due to a $4.4 million increase in salaries and employee benefits relating to employees of acquired and newly formed companies and new positions established within the Company. Non-interest expense included one-time charges of $1.1 million associated with a leasing acquisition and unrelated other adjustments. Other non-interest expenses increased $1.8 million mainly due to increases in professional services due to increased usage of an interactive voice response system in handling new internal clients, the outsourcing of the internal audit function, increased tax services and Year 2000 systems testing; and occupancy and furniture, fixtures and equipment expenses due to new branch openings and recent acquisitions.

Total assets increased to $704.1 million at September 30, 1999 from $646.8 million at December 31, 1998 primarily due to a $58.3 million increase in net loans and lease receivables. Deposits increased to $491.6 million at September 30, 1999 from $408.2 million at December 31, 1998 primarily due to branch expansion in Bucks and Chester counties.


                               FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet the funding needs of current loan demand, savings deposit withdrawals and to pay operating expenses. The Company monitors its liquidity in accordance with internal guidelines and applicable regulatory requirements. The Bank is required under applicable federal regulations to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision to reflect economic conditions. The Bank's liquidity ratio at September 30, 1999 was 14.15%, which was in excess of the current minimum requirement.

The Company's primary source of funds has historically consisted of: deposits; amortization and prepayments of outstanding loans; borrowings from the Federal Home Loan Bank ("FHLB") and other sources; and, sales of investment securities, loans and mortgage-backed securities. During the nine months ended September 30, 1999, the Company used its resources primarily to meet its ongoing commitments to fund existing and new loan commitments and maintain its liquidity.

For the nine months ended September 30, 1999, cash was used in operating and investing activities and provided by financing activities. Operating activities used $6.2 million of cash. Investing activities used $41.0 million in cash primarily due to net increases in loans and leases. Financing activities provided $56.3 million in cash primarily from net increases of $77.9 million in time deposits, offset by decreases of $30.6 in short-term borrowings, as the Company increased its emphasis on deposit funding.

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

Year 2000 compliance costs incurred during the nine months ended September 30, 1999 have totaled approximately $85,000, the majority of which is related to consulting fees for systems testing. No material additional Year 2000 costs for 1999 are expected to be expensed. These costs are exclusive of internal costs related with non-dedicated personnel which are not tracked separately. At this time no significant projects have been delayed as a result of the Company's Year 2000 effort.

Despite the Company's activities with regard to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                      September 30,      December 31,      September 30,
(Dollars in thousands)                                                      1999              1998              1998
                                                                            ----              ----              ----

Loans and leases accounted for on a non-accrual basis                     $ 3,760            $3,683            $2,852
REO, net of related reserves                                                   --               --                 --
                                                                          -------            ------            ------
     Total non-performing assets                                            3,760             3,683             2,852
Accruing loans 90 or more days past due                                     7,282             4,030             3,723
                                                                          -------            ------            ------
     Total underperforming assets                                         $11,042            $7,713            $6,575
                                                                          =======            ======            ======
Non-performing assets as a percentage of net loans and leases
   and other real estate owned                                                .81%             .88%               .74%
                                                                              ====             ====               ====
Non-performing assets as a percentage of total assets                         .53%             .57%               .46%
                                                                              ====             ====               ====
Underperforming assets as a percentage of net loans and leases
   and other real estate owned                                               2.39%            1.84%              1.71%
                                                                             =====            =====              =====
Underperforming assets as a percentage of total assets                       1.57%            1.19%              1.07%
                                                                             =====            =====              =====
Allowance for possible loan and lease losses                                $5,184           $4,490            $4,611
                                                                            ======           ======            =======
Ratio of allowance for possible loan and lease losses to
   non-performing loans and leases at end of period                        137.87%           121.91%           161.68%
                                                                           =======           =======           =======
Ratio of allowance for possible loan and lease losses to
    underperforming loans and leases at end of period                       46.95%            58.21%            70.13%
                                                                           =======           ========          =======


Non-performing assets increased to $3.8 million at September 30, 1999 from $3.7 million at December 31, 1998, and from $2.9 million at September 30, 1998 primarily due to an increase in non-accrual lease financing. The $3.8 million of non-accrual loans at September 30, 1999 consisted of $1.8 million of lease financing, $1.0 million of loans secured by single family residential property, $583,000 of commercial business loans, $180,000 of commercial mortgages, and $128,000 in consumer loans.

Accruing loans 90 or more days past due increased from $4.0 million at December 31, 1998 to $7.3 million at September 30, 1999. This increase was primarily due to an increase in accruing 90-day-or-more delinquent commercial business loans. The $7.3 million of accruing loans 90 or more days past due at September 30, 1999 consisted of $2.4 million of commercial mortgages, $3.0 million of commercial business loans, $50,000 of loans secured by single family residential property, $101,000 in consumer loans and $170,000 in lease financing.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                             September 30,            December 31,              September 30,
                                                  1999                    1998                      1998
(Dollars in thousands)                     Amount     Percent      Amount      Percent      Amount       Percent

Delinquencies:
     30 to 59 days                        $ 8,177      1.75%      $ 7,305      1.72%       $ 9,763        2.51%
     60 to 89 days                          1,151       .25         3,337       .79          1,939         .50
     90 or more days                        7,282      1.56         4,030       .95          3,723         .96
                                          -------      -----      -------      -----       -------        -----
     Total                                $16,610      3.56%      $14,672      3.46%       $15,425        3.97%
                                          =======      =====      =======      =====       =======        =====

                             RESULTS OF OPERATIONS
Net Interest Income

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

For the Three Months Ended September 30,
                                                                       1999                          1998
                                                             ---------------------------  ---------------------------
(Dollars in thousands)                                       Average              Yield/   Average             Yield/
                                                             Balance   Interest    Rate    Balance   Interest   Rate
                                                             -------   --------   ------   -------   --------  ------
Interest-earning assets:
   Interest-earning deposits                                 $ 21,726   $  285     5.20%  $    821   $    9     4.35%
   Investment securities(1)                                    38,621      608     6.25     21,284      295     6.62
   Mortgage-backed securities (1)                             113,832    1,859     6.48    171,276    2,860     6.62
   Single family residential loans                             44,109      804     7.23     55,256    1,081     7.76
   Commercial real estate loans (4)                           152,461    3,289     8.56    122,657    2,777     8.98
   Construction loans                                          52,724    1,335    10.05     32,766      916    11.09
   Commercial business loans                                  105,225    2,220     8.37     79,806    1,918     9.53
   Lease financing                                             77,263    2,196    11.28     63,396    1,864    11.67
  Consumer loans                                               31,274      620     7.87     26,113      546     8.30
                                                             --------   ------    -----    -------   ------    ------
   Total interest-earning assets                              637,235   13,216     8.23    573,375   12,266     8.49
Non-interest-earning assets (5)                                48,538   ------              35,630   ------
                                                             --------                     --------
     Total assets                                            $685,773                     $609,005
                                                             ========                     ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                       $ 79,027      546     2.74   $ 52,265   $  376     2.85
     Money market accounts                                     34,767      246     2.81     33,221      250     2.99
     Passbook and statement savings                            31,857      150     1.87     31,338      160     2.03
     Time deposits                                            256,916    3,361     5.19    212,222    2,953     5.52
                                                             --------    -----    -----   --------    -----    -----
   Total interest-bearing deposits                            402,567    4,303     4.24    329,046    3,739     4.51
   Short-term borrowings                                       27,906      527     7.49     82,957    1,249     5.97
   Long-term debt                                             122,034    1,576     5.12     85,149    1,263     5.88
                                                             --------    -----    -----   --------    -----    -----
   Total interest-bearing liabilities                         552,507    6,406     4.60    497,152    6,251     4.99
Non-interest-bearing deposits                                  75,633    -----    -----     55,397    -----    -----
                                                             --------                     --------
     Total liabilities                                        628,140                      552,549
Capital securities                                             14,443                       14,423
Stockholders' equity                                           43,190                       42,033
                                                             --------                     --------
     Total liabilities, capital securities and               $685,773                     $609,005
     stockholders' equity                                    ========                     ========
Net interest income:                                                     $6,810                       $6,015
                                                                         ======                       ======
Interest rate spread (2)                                                            3.63%                        3.50%
                                                                                    =====                        =====
Net interest margin (3)                                                             4.24%                        4.16%
                                                                                    =====                        =====
Average interest-earning assets to average                                        115.34%                      115.33%
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
(5) For the three months ended September 30,              1999         1998
    Non-interest-earning assets:
        Cash                                           $14,209      $ 9,432
        Allowance for possible loan and lease losses    (4,974)      (4,448)
        Other assets                                    39,303       30,646
                                                       -------      -------
    Total non-interest-earning assets                  $48,538      $35,630
                                                       =======      =======
    Non-interest-bearing liabilities:
        Non-interest-bearing deposits                  $57,660      $41,158
        Other liabilities                               17,973       14,239
                                                       -------      -------
    Total  non-interest-bearing liabilities            $75,633      $55,397
                                                       =======      =======

For the Nine Months Ended September 30,
                                                                        1999                          1998
                                                             ---------------------------   ---------------------------
(Dollars in thousands)                                       Average              Yield/   Average              Yield/
                                                             Balance   Interest    Rate    Balance   Interest    Rate
                                                             -------   --------   ------   -------   --------   ------
Interest-earning assets:
   Interest-earning deposits                                 $ 17,115   $   645     5.04%  $  1,407    $   48     4.56%
   Investment securities(1)                                    35,188     1,649     6.27     16,202       662     5.46
   Mortgage-backed securities (1)                             125,779     5,953     6.33    127,914     6,212     6.49
   Single family residential loans                             46,868     2,564     7.31     56,021     3,210     7.66
   Commercial real estate loans (4)                           144,124     9,291     8.62    118,446     7,919     8.94
   Construction loans                                          48,595     3,654    10.05     28,654     2,381    11.11
   Commercial business loans                                  101,763     6,493     8.53     74,789     5,498     9.83
   Lease financing                                             74,955     6,309    11.25     59,192     5,423    12.25
   Consumer loans                                              30,153     1,781     7.90     25,655     1,623     8.46
                                                             --------    ------    -----    -------    ------    -----
   Total interest-earning assets                              624,540    38,339     8.21    508,280    32,976     8.67
                                                                         ------    -----               ------
Non-interest-earning assets (5)                                43,207                        31,812
                                                             --------                      --------
     Total assets                                            $667,747                      $540,092
                                                             ========                      ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                        $79,018    $1,610     2.72   $ 46,191     $ 902     2.61
     Money market accounts                                     35,180       722     2.74     33,007       747     3.03
     Passbook and statement savings                            31,924       457     1.91     31,557       572     2.42
     Time deposits                                            235,870     9,162     5.19    202,890     8,415     5.55
                                                              -------    ------    -----    -------    ------     ----
   Total interest-bearing deposits                            381,992    11,951     4.18    313,645    10,636     4.53
   Short-term borrowings                                       36,822     1,767     6.42     55,652     2,531     6.08
   Long-term debt                                             123,234     4,904     5.32     71,507     3,142     5.87
                                                              -------    ------    -----    -------    ------     ----
   Total interest-bearing liabilities                         542,048    18,622     4.59    440,804    16,309     4.95
                                                                         ------    -----               ------     ----
Non-interest-bearing deposits                                  68,721                        50,600
                                                              -------                       -------
     Total liabilities                                        610,769                       491,404
                                                              -------                       -------
Capital securities                                             14,438                        14,421
Stockholders' equity                                           42,540                        34,267
                                                             --------                      --------
     Total liabilities, capital securities and               $667,747                      $540,092
     stockholders' equity                                    ========                      ========
Net interest income:                                                    $19,717                       $16,667
                                                                        =======                       =======
Interest rate spread (2)                                                            3.62%                         3.72%
                                                                                    =====                         =====
Net interest margin (3)                                                             4.22%                         4.38%
                                                                                    =====                         =====
Average interest-earning assets to average                                        115.22%                       115.31%
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
(5) For the nine months ended September 30,              1999         1998
                                                         ----         ----
    Non-interest-earning assets:
        Cash                                           $14,443      $ 9,432
        Allowance for possible loan and lease losses    (4,705)      (4,244)
        Other assets                                    33,469       26,624
                                                       -------      -------
    Total non-interest-earning assets                  $43,207      $31,812
                                                       =======      =======
    Non-interest-bearing liabilities:
        Non-interest-bearing deposits                  $54,603      $39,482
        Other liabilities                               14,118       11,118
                                                       -------      -------
    Total  non-interest-bearing liabilities            $68,721      $50,600
                                                       =======      =======

Net interest income, on a tax-equivalent basis, amounted to $6.8 million for the three months ended September 30, 1999 in comparison with $6.0 million for the same period in 1998. Net interest income for the three months ended September 30, 1999 was positively impacted by a $63.9 million increase in average interest-earning assets, while average interest-bearing liabilities increased $55.4 million. The net interest margin increased 8 basis points primarily due to the $8.5 million increase in the positive variance between average interest-earning assets and average interest-bearing liabilities.

On a tax-equivalent basis, total interest income increased to $13.2 million for the three months ended September 30, 1999 compared to $12.3 million for the same period in 1998 due to growth in average interest-earning assets of $63.9 million. This growth relates to a combination of higher commercial business, real estate and construction loans and lease production. Average loans and leases increased $83.1 million compared to the three months ended September 30, 1998.

Total interest expense increased to $6.4 million for the three months ended September 30, 1999 compared to $6.3 million for the same period in 1998.
Interest expense on deposits increased $564,000 as the average balance of interest-bearing deposits increased $73.5 million. This increase was offset by a reduction in interest expense on total borrowings of $409,000, as the average balance decreased $18.2 million. This increase in deposits was necessary to fund the increase in interest-earning assets.

Net interest income, on a tax-equivalent basis, amounted to $19.7 million for the nine months ended September 30, 1999 in comparison with $16.7 million for the same period in 1998. Net interest income for the nine months ended September 30, 1999 was positively impacted by a $116.3 million increase in average interest-earning assets, while average interest-bearing liabilities increased $101.2 million. The net interest margin decreased 16 basis points due to higher yields on commercial business loans and lease financing during the first half of 1998.

On a tax-equivalent basis, total interest income increased to $38.3 million for the nine months ended September 30, 1999 compared to $33.0 million for the same period in 1998 due to growth in average interest-earning assets of $116.3 million. This growth relates to a combination of higher commercial business, real estate and construction loans and lease production. Average loans and leases increased $83.7 million compared to the nine months ended September 30, 1998.

Total interest expense increased to $18.6 million for the nine months ended September 30, 1999 compared to $16.3 million for the same period in 1998. Interest expense on deposits increased $1.3 million as the average balance of interest-bearing deposits increased $68.3 million. Interest expense on total borrowings increased $998,000 as the average balance of total borrowings increased $32.9 million. This increase in deposits and total borrowings was necessary to fund the increase in interest-earning assets.

Provision for Possible Loan and Lease Losses

During the three months ended September 30, 1999, the Company recorded a $658,000 provision for possible loan and lease losses compared with $233,000 for the comparable period in 1998. The increase in the provision for possible loan and lease losses was primarily due to an increase in the loan and lease portfolio and an increase in non-performing loans and leases. Net charge-offs amounted to $458,000 during the third quarter of 1999 in comparison with net recoveries of $71,000 during the comparable period in 1998.

During the nine months ended September 30, 1999, the Company recorded a $2.3 million provision compared with $659,000 for the comparable period in 1998. The increase in the provision for possible loan and lease losses was partially due to increases in the loan and lease portfolio and non-performing loans and leases; and included an additional $675,000 as a result of the present level of delinquencies and charge-offs within the leasing portfolio. The charge-off policy of the leasing division has been revised such that all leases past 180 days are charged off. In addition, the Company has committed additional resources to improve collection efforts in the leasing division. Net charge-offs amounted to $1.6 million during the nine months ended September 30, 1999 in comparison with net recoveries of $89,000 during the comparable period in 1998.

At September 30, 1999, the allowance for possible loan and lease losses amounted to $5.2 million or 1.11% of total loans and leases and 137.87% of total non-performing loans and leases. At December 31, 1998, the allowance for possible loan and lease losses amounted to $4.5 million or 1.06% of total loans and leases and 121.91% of total non-performing loans and leases. The Company's allowance for possible loan and lease losses increased by $694,000 from December 31,1998. The $989,000 increase in provision for possible loan and lease losses, excluding the additional charge of $675,000, for the nine months ended
September 30, 1999 was considered necessary by management to maintain the allowance for possible loan and lease losses at an adequate level. The ratio of delinquent loans and leases to the total loan and lease portfolio increased to 3.56% at September 30, 1999 from 3.46% at December 31, 1998.

Non-Interest Income

Total non-interest income increased to $7.1 million from $2.3 million for the three months ended September 30, 1999 compared to the same period in 1998. This increase was due to client warrant income of $2.8 million, primarily the result of the expiration of restrictions on the sale of warrants to acquire shares of common stock on VerticalNet, Inc., a customer of the Company; and a $2.1 million increase in fee based income. Fee based income increased due to mutual fund, annuity and insurance commissions of $713,000 earned by PFR and a $1.1 million increase in teleservices fee income due to new inbound clients. Loss on the sale of securities was $66,000 for the three months ended September 30, 1999, compared to a gain of $100,000 for the same period in 1998.

Total non-interest income increased to $14.1 million from $6.4 million for the nine months ended September 30, 1999 compared to the same period in 1998.
This increase was partially due to an increase in fee based income of $4.6 million as the Company continues to grow its non-bank businesses. Mutual fund, annuity and insurance commissions of $1.8 million were earned by PFR. Teleservices fee income increased $1.8 million in comparison to the nine months ended September 30, 1998 due to new inbound clients. Other non-bank fees including lease financing, loan brokerage and advisory, and investment advisory fees increased $591,000 in comparison with the nine months ended September 30, 1998. Client warrant income of $3.3 million was recognized during the nine months ended September 30, 1999. The Company recognized $2.7 million in client warrant income due to the expiration of restrictions on the sale of warrants to acquire shares of common stock on VerticalNet, Inc., a customer of the Company; and $518,000 due to the initial public offering of IQE plc on the EASDAQ exchange. The Company recognized income of $625,000 from equity participations in commercial loans during the nine months ended September 30, 1999. Loss on sale of securities was $222,000 for the nine months ended September 30, 1999, compared to a gain on sale of securities of $437,000 for the same period in 1998.

Non-interest Expense

Total non-interest expense increased to $9.8 million for the three months ended September 30, 1999 in comparison with $5.9 million for the same period in 1998. This increase was primarily due to a $2.0 million increase in salaries and employee benefits relating to additional employees of the newly formed insurance business, PFR, and the staffing of PCM to pursue our SBIC license, and other new positions established within the Company. Occupancy and furniture, fixtures and equipment expenses increased $295,000 in comparison to the three months ended September 30, 1998 due to new branch openings and recent acquisitions. Professional services expense increased by $137,000 primarily due to the increased usage of an interactive voice response system and the outsourcing of the internal audit function. Other non-interest expense included one-time charges of $1.1 million associated with a acquisition and unrelated other adjustments.

Non-interest expense increased to $24.1 million for the nine months ended September 30, 1999 in comparison with $16.9 million for the same period in 1998. This increase was partially due to a $3.9 million increase in salaries and employee benefits relating to employees of acquired and newly formed companies and new positions established within the Company. Professional services expense increased by $704,000 primarily due to the increased usage of an interactive voice response system, the outsourcing of the internal audit function, consulting fees for Year 2000 systems testing, and increased tax services. Occupancy and furniture, fixtures and equipment expenses increased $477,000 in comparison to the nine months ended September 30, 1998 due to new branch openings and recent acquisitions. Other non-interest expense included one-time charges of $1.1 million associated with a leasing acquisition and unrelated other adjustments


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 7 and Item 7A, filed with the Securities and Exchange Commission on March 29, 1999. The market risk of the Company has not experienced any significant changes as of September 30, 1999.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

    (27) Financial Data Schedule for the nine months ended September 30, 1999

(b) Reports on Form 8-K

    On August 4, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 the announcement of its second quarter 1999 earnings and declaration of its 3rd quarter 1999 cash dividend.

    On August 31, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 the announcement of a warrant position in Internet Capital Group, Inc., US Interactive, Inc. and Ravisent Technologies, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Progress Financial Corporation


                                     /s/ W. Kirk Wycoff
                                     ------------------------------------------
   November 12, 1999                 W. Kirk Wycoff, Chairman,
                                     President and Chief Executive Officer




                                     /s/ Michael B. High
                                     ------------------------------------------
   November 12, 1999                 Michael B. High,
                                     Senior Vice President and
                                     Chief Financial Officer