Form 10-K405
period 1999-12-31
PROGRESS FINANCIAL CORP
filed 2000-03-29
CIK 790183

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
                Annual Report pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 for the
                       fiscal year ended December 31, 1999

                         Commission File Number: 0-14815

                         PROGRESS FINANCIAL CORPORATION
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock, held by non-affiliates of the Registrant as a group, was $56,941,107 as of March 3, 2000, based upon the closing price of $11.3125 per share of the Registrant's common stock on March 3, 2000 as reported by the Nasdaq Stock Market.

As of March 3, 2000, there were 5,554,085 issued and outstanding shares of the Registrant's Common Stock.

Documents Incorporated By Reference:

(1)  Portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.
================================================================================

                         PROGRESS FINANCIAL CORPORATION
                                Table of Contents

                                     PART I

                                                                                        Page
Item 1.  Business.....................................................................    3
Item 2.  Properties...................................................................   10
Item 3.  Legal Proceedings............................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders..........................   10



                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters....   10
Item 6.  Selected Consolidated Financial Data.........................................   11
Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................   12
Item 7A. Quantitative and Qualitative Disclosure about Market Risk....................   24
Item 8.  Financial Statements and Supplementary Data..................................   26
Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.....................................................   49

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...........................   49
Item 11. Executive Compensation.......................................................   49
Item 12. Security Ownership of Certain Beneficial Owners and Management...............   49
Item 13. Certain Relationships and Related Transactions...............................   49


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   50

         Signatures...................................................................   52

                                     PART I

Item 1.  Business

General

         Progress Financial Corporation (the "Company"), headquartered in Blue Bell, Pennsylvania, is a diversified financial services company incorporated under the laws of the State of Delaware. The Company owns all of the outstanding stock of Progress Bank (the "Bank"), a federally chartered savings bank. The Company is a registered unitary thrift holding company and is authorized as a Delaware corporation to engage in any activity permitted by the Delaware General Corporation Law and federal law and regulation. The holding company structure permits the Company to expand the size and scope of the financial services offered beyond those that the Bank is permitted to offer.

         The Company's current business strategy is to operate as a diversified financial services company providing a full range of banking services with an emphasis on commercial business loans and leases to small- and medium-sized businesses, commercial real estate loans, and to a lesser scope, residential construction and consumer lending, funded primarily by customer deposits. As a complement to this core business, the Company has expanded its business activities to include: real estate advisory; insurance and financial planning; asset management, managing funds which provide subordinated debt financing and equity funding primarily to technology companies in the Mid-Atlantic region; and communications and telemarketing, which provide a steady source of fee income.

Banking. The Bank conducts its business through nine full-service banking offices located in Montgomery County, one full-service banking office in Bucks County, one full-service banking office in Delaware County, two full-service banking offices in Chester County and one full-service banking office in the Andorra section of Philadelphia, in southeastern Pennsylvania.

         Historically, the principal business of the Company consisted of attracting deposits from the general public through the Bank's branch office network and using such deposits to originate loans secured by first mortgage liens on existing single-family residential, multi-family residential and commercial real estate as well as to originate construction loans. Beginning in 1995, the Company's emphasis shifted to commercial business, commercial real estate, construction lending and equipment leasing, with a focus on providing such banking services to small- and medium-sized businesses, including companies in the technology sector.

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

         As a result of acquisitions of small- and medium-sized financial institutions by large bank holding companies in southern Pennsylvania in recent years, a growing number of small- and middle-market commercial customers have sought the full range of commercial banking services that the Bank offers due to the personalized service the Bank provides. The Company believes it has an opportunity to expand further its commercial lending relationships and increase its commercial deposits due to the willingness to tailor its products to the small- and middle-market businesses. In addition, this consolidation has resulted in the availability of experienced commercial lenders.

         In recent years, the Bank has increased significantly its commercial business lending. At December 31, 1999, the Bank's commercial business loan portfolio had an aggregate principal balance of $71.5 million as compared to $57.9 million at December 31, 1998. Most commercial loan customers are small- to middle-market businesses located in the Bank's primary market area. Generally, commercial business loans are between $100,000 and $2.5 million and the largest commercial loan as of December 31, 1999 was $2.2 million.

         As a federally chartered savings bank, the Bank is subject to certain lending restrictions including a limit on commercial loans of 20% of assets. Under federal regulations certain lease transactions are treated as the functional equivalent of loans and are accordingly classified as commercial, consumer or agricultural loans based upon the underlying collateral or personal property. The Company is actively engaged in the leasing business, particularly equipment leasing, through a subsidiary of the Bank. Historically, the Company has viewed its leasing activities as separate from the Bank's commercial business lending and, as such, subject to a separate 10% of assets limitation. However, since the leases are primarily finance leases provided in connection with the acquisition of business equipment, much of the leasing portfolio must be aggregated with the Bank's commercial business loan portfolio to determine compliance with the 20% of assets limitation. As of December 31, 1999, the Bank's investment in commercial business loans and leases exceeded the regulatory limitation by approximately $56.0 million. As a result, the Company is currently developing a plan to bring the Bank into compliance and to maintain compliance in the future with this limitation.

Specialized Lending. The Bank established the Specialized Lending Division in 1996, in order to provide customized financial services to companies in the technology, healthcare and insurance industries. The Specialized Lending Division primarily focuses on lending to technology-based companies in the greater Philadelphia geographic area from Princeton, New Jersey to Richmond, Virginia and west to Harrisburg, Pennsylvania. The division seeks to develop relationships with emerging technology-based companies which have already received initial venture capital and have annual revenues of at least $1.0 million. The Specialized Lending Division is comprised of five senior lending officers with experience in the emerging business markets and operates out of its office in Blue Bell, Pennsylvania. In December 1997, the Bank and the Eastern Technology Council of Greater Philadelphia, a non-profit technology-oriented trade group, entered into a three-year agreement providing for the Bank to serve as the council's preferred provider of financial services to be known as "TechBanc." Through this alliance, the Bank now has access to over 700 member organizations of the council to provide lending and banking services.

         During 1999 and 1998, the Bank originated approximately $51.0 million and $37.5 million of loans, respectively, through the Specialized Lending Division. These included loans to approximately 30 companies engaged in the software, electronics and healthcare services industries. Generally, such loans are originated with a balance of between $100,000 and $5.0 million. As of December 31, 1999, the Bank had 157 loans outstanding originated through the Specialized Lending Division with an aggregate outstanding balance of $48.6 million.

         In addition to providing financing, the Company often obtains an equity position in the borrower in the form of warrants to purchase common stock of the borrower. At December 31, 1999, the Company held warrants to purchase common stock of 32 companies that are customers of the Specialized Lending Division. The Company generally recognizes client warrant income on such investments when such common stock is publicly traded and any applicable restriction or lock-up period on the sale of the warrants or the common stock expires. There can be no assurance that the common stock of any of these companies will become publicly traded or that the common stock will trade at or above the warrant exercise price. As an incentive, 20% to 25% of the aggregate warrants issued by each customer to the Company are issued directly to executive officers and employees of the Bank.

         During 1999, the Company recognized $4.2 million of client warrant income due to the expiration of restrictions on the sale of warrants to acquire common stock of customers of the Specialized Lending Division. The Company exercised 99,924 warrants (adjusted for 2 for 1 split) of VerticalNet on a net issue basis which resulted in the receipt of 94,068 shares of common stock. During the year, the Company disposed of 74,148 shares and held 19,920 shares in a trading account at December 31, 1999. As a result, the Company realized $3.7 million of client warrant income during 1999 from the sale and market value adjustments of these shares for the twelve months ended December 31, 1999. The Company also sold 60,024 common shares of IQEplc which were acquired from the exercise of warrants and realized $513,000 of client warrant income during the twelve months ended December 31, 1999.

         The following is a brief description of each company in which the Company held warrants at December 31, 1999 for which the underlying common stock was publicly traded:

         Internet Capital Group, Inc. ("ICGE"), located in Wayne, Pennsylvania, is a business-to-business e-commerce company which identifies, acquires interests in, operates and manages early to mid-stage e-commerce companies. The Company provided a line of credit and received warrants to purchase 25,500(1) shares of common stock of ICGE, with an exercise price of $5.00(1) and an expiration of seven years from date of issuance. The Company also owns 49,412(1) shares of common stock which it acquired through an investment in a convertible note of ICGE made by its venture capital subsidiary. The Company's carrying cost of this investment is $250,000. ICGE went public at an initial offering price of $6.00(1) per share of common stock on August 4, 1999. The trading of this stock, like many e-commerce companies, is very volatile. At March 3, 2000 the closing price of a share of ICGE common stock was $119.06. Because the warrants and underlying 25,500(1) shares of common stock are not registered under the Securities Act, the Company is restricted from selling these shares prior to April 29, 2000. Also, the 49,412(1) shares of common stock acquired through the convertible note are not registered under the Securities Act and therefore, the Company is restricted from selling these shares prior to May 10, 2000.

         Ravisent Technologies, Inc. ("Ravisent") is a DVD hardware and software company located in Malvern, Pennsylvania. The Company holds warrants to purchase 50,000 shares of Ravisent common stock with an exercise price of $3.56 per share and an expiration of seven years from the date of issue. Ravisent went public at an initial offering price of $12.00 per share of common stock on July 16, 1999. The trading of this stock, like many Internet companies, is very volatile. At March 3, 2000 the closing price of a share of Ravisent common stock was $15.94. The Company is prohibited from selling or otherwise disposing of the warrants or the underlying common stock for a period of 180 days from July 16, 1999.

         US Interactive, Inc. is an internet professional services firm located in King of Prussia, Pennsylvania. The Company provided a line of credit and term loan and received warrants to purchase 52,000 shares of common stock of US Interactive, with an exercise price of $3.50 and an expiration of ten years from the date of issuance. US Interactive went public at an initial offering price of $10.00 per share of common stock on August 9, 1999. The trading of this stock, like many Internet companies, is very volatile. At March 3, 2000 the closing price of a share of US Interactive common stock was $44.56. The Company is prohibited from selling or otherwise disposing of the warrants or the underlying common stock for a period of 180 days from August 9, 1999.

Commercial Real Estate Lending. The Bank originates mortgage loans secured by multi-family residential and commercial real estate. Commercial real estate loans originated by the Bank are primarily secured by office buildings, retail stores, warehouses and general-purpose industrial space. Commercial real estate loans also include multi-family residential loans, substantially all of which are secured by apartment buildings. A significant portion of such loans are secured by owner-occupied properties and relate to borrowers which have an existing banking relationship with the Bank.

         At December 31, 1999, the Bank's commercial real estate loan portfolio consisted of approximately 275 loans with an aggregate principal balance of approximately $162.8 million and the Bank's largest commercial real estate loan customer had an outstanding balance of $13.0 million which includes participations with other financial institutions of $9.7 million. Although terms vary, commercial real estate loans secured by existing properties generally have maturities of ten years or less and interest rates which adjust every one, three or five years in accordance with a designated index.

         At December 31, 1999, substantially all of the Bank's commercial real estate loan portfolio was secured by properties located within its primary market area. Loan-to-value ratios on the Bank's commercial real estate loans are limited to 80% or lower, except in certain limited circumstances. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Bank generally imposes a debt service coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 1.2x. It is also the Bank's general policy to obtain personal guarantees of its commercial real estate loans from the principals of the borrower.

(1) Adjusted for 2 for 1 split.

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

Construction Lending. Through the Bank, the Company also offers both residential construction loans and, to a lesser extent, commercial construction loans. At December 31, 1999, the Company's construction loan portfolio consisted of approximately 44 loans with an aggregate principal balance of approximately $59.2 million and the Company's largest construction loan had an outstanding balance of $5.0 million.

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

         The Company generally attempts to address the additional risks associated with construction lending by, among other things, lending primarily in its market area, periodically inspecting each property during the construction period, using conservative loan-to-value ratios in the underwriting process and generally requiring personal guarantees. At December 31, 1999, all of the Company's construction loans were secured by properties located within the Company's primary market area. In addition, residential construction loans are generally made for 75% or less of the appraised value of the property upon completion. For owner-occupied construction/permanent loans, the Bank will lend up to 80% of the lesser of the full appraised value or the land plus costs. Moreover, the Company does not originate loans for the construction of speculative (or unsold) residential properties. Prior to making a commitment to fund a construction loan, the Company requires both an appraisal of the property by independent appraisers approved by the Board of Directors and a study of the feasibility of the proposed project.

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

Consumer Lending. Subject to restrictions contained in applicable federal laws and regulations, the Bank is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 1999 the Bank's consumer loan portfolio consisted of approximately 1,950 loans with an outstanding balance of $34.9 million.

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

         Home equity loans are originated by the Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. The Bank also offers home equity lines of credit in amounts up to 90% of the appraised value, less the amount of any existing prior liens. Home equity loans have a maximum term of 15 years, and the interest rate is dependent upon the term of the loan. The Bank secures the loan with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage.

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

Equipment Leasing. As part of the strategy to be a full-service commercial lender, the Company acquired an equipment leasing company in 1996 in order to provide diversified equipment leasing services to small- and middle-market business companies. In January and November 1998, the Company further expanded its leasing capacity through the acquisition of two additional leasing companies. At December 31, 1999, the Bank's lease financing portfolio consisted of approximately 4,830 leases with an outstanding balance of $87.0 million.

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

         For many of the Company's leases, the Company may retain the leased property upon expiration of the lease based on the residual value. In the event that the residual value is less than provided for in the lease, the Company may have a loss related to the disposition of such property. However, because a majority of the Company's leases are bought out or extended at the end of their terms, the Company has not experienced any material losses in aggregate residual values to date.

Real Estate Advisory. The Company conducts commercial mortgage banking and brokerage services through Progress Realty Advisors, Inc. ("PRA"), a subsidiary of the Company formed in September of 1993, and its divisions. PRA was formed as a complement to the Bank's commercial lending activities in order to provide lending services for borrowers where borrowing needs are not consistent with the Bank's lending operations due to, among other things, the amount of financing required, geographic location of the borrower, recourse provisions and business/banking relationships. PRA specializes in originating, underwriting and closing commercial real estate financing for residential, multi-family and commercial properties for other financial institutions, insurance and finance companies for a brokerage fee.

Teleservices. Procall Teleservices, Inc. ("PTI"), a subsidiary of the Company, is an interactive communications and marketing firm, which provides a full range of business-to-business teleservices, including customer service, market research and telesales. PTI, which was formed and began operations in the second quarter of 1997, provides marketing support to a variety of businesses, from start-up ventures to Fortune 500 companies as well as the subsidiaries of the Company. PTI also manages the call center for the Bank.

Other Activities. Progress Capital, Inc. ("PCI"), a subsidiary of the Company was formed in 1996 and is the corporate general partner of the Ben Franklin/Progress Capital Fund, L.P. ("Ben Franklin"), a $9.1 million fund managed by Progress Capital Management, Inc. ("PCM"), also a subsidiary of the Company, which commenced operations in December 1997 and provides subordinated debt financing to early-stage Mid-Atlantic based technology companies with innovative products and an existing revenue stream. In addition, Ben Franklin generally receives warrants to purchase equity of the borrowers in connection with such lending. PCM also manages the newly formed NewSpring Ventures, L.P. ("NewSpring") which provides growth capital for emerging companies. New Spring expects to raise $30.0 million in private placements of institutional and individual investors and, once licensed as a Small Business Investment Company, to use participating securities leverage of up to $60.0 million for a total fund amount of $90.0 million. The Company earns fees for managing Ben Franklin and NewSpring through its subsidiary PCM as well as maintaining an equity interest. PCI also invests in middle market companies that are prospects or customers of the Company and companies who have demonstrated a superior track record in their area of expertise.

         In February 1998, the Company formed Progress Development Corp ("PDC"), to invest in a joint venture partnership, Progress Development I LP, which acquired an interest in NewSeasons Assisted Living Communities ("NewSeasons") with Independence Blue Cross. NewSeasons owns, acquires, develops and operates assisted living residences for the elderly. In addition to owning an equity interest in NewSeasons, Progress Development I LP will provide fee based development, construction management and financial services to NewSeasons.

         In January 1999, the Company's newest subsidiary Progress Financial Resources, Inc. ("PFR") commenced operations. PFR, a Delaware corporation, is headquartered in Philadelphia, Pennsylvania, and sells investment and insurance products, employee benefits and financial planning services to individuals and businesses. PFR offers securities through AXA Advisors, LLC (New York, New York) and insurance products, primarily but not exclusively, through the Equitable Life Assurance Society of the United States.

Financial Information by Business Segment

         The Company has four principal activities: banking, equipment leasing, real estate advisory and teleservices. The measurement of the performance of these business segments is based on the Company's current management structure and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of each segments' financial condition and results of operations if they were independent entities. The following selected financial information by business segment is presented in thousands of dollars:

                                                  Equipment     Real Estate
                                     Banking       Leasing        Advisory     Teleservices      Other        Total
--------------------------------------------------------------------------------------------------------------------
Assets at:
   December 31, 1999                 $659,750      $85,159         $2,380         $1,715        $16,530     $765,534
   December 31, 1998                  562,086       71,416          3,184            740          9,387      646,813

Revenues for the year ended:
   December 31, 1999                   26,701        5,799          3,148          3,880          8,207       47,735
   December 31, 1998                   22,663        4,881          2,534          1,600           (139)      31,539
   December 31, 1997                   18,501        4,764          1,265            662             53       25,245

Net income for the year ended:
   December 31, 1999                    4,278          112            (19)           639          1,661        6,671
   December 31, 1998                    4,464        1,199            192            111           (986)       4,980
   December 31, 1997                    3,411          522             58            (15)          (509)       3,467

Recent Development

         In January 2000, the Company acquired KMR Management, Inc. ("KMR"), a Pennsylvania based corporation. KMR will operate as a wholly owned subsidiary of the Company and will provide financial and operational management consulting services for commercial clients.

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

         Federal law requires that the FDIC maintain the reserve level of each of the SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. The BIF reached this level during 1995. Deposit insurance premiums in 1999, averaged 5.925 cents per $100 of deposits, compared to 6.22 cents per $100 of deposits in 1998, and an average 7.89 cents per $100 of deposits in 1997. Deposit insurance is payable on a quarterly basis.

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

         The Bank complied with this test for 1999. At December 31, 1999, approximately 65.81% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify under the QTL test.

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), which administers the home financing credit function and serves as a source of liquidity for member savings associations and commercial banks within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 1999, the Bank's advances from the FHLB amounted to $88.0 million.

         As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its mortgage related assets or
 .3% of total assets. At December 31, 1999, the Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.

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

         In addition, Section 12 CRF-215 (Regulation O) of the Code of Federal Regulations places restrictions on loans by savings associations to executive officers, directors, and principal shareholders of the Company and the Bank. At December 31, 1999, the Bank was in compliance with this regulation.

Employees

         As of December 31, 1999, the Company had a total of 316 full-time equivalent employees. Employment at the Company's individual subsidiaries was as follows: The Bank and its leasing companies had 241 full-time equivalent employees; PRA had 22 full-time equivalent employees; PTI had 22 full-time equivalent employees and also utilizes personnel obtained through an employment services agency; PDC had 3 full-time equivalent employees; PFR had 21 full-time equivalent employees and PCM had 7 full-time equivalent employees.

Item 2.  Properties

         The Company's and the Bank's executive offices are located at 4 Sentry Parkway, Suite 200, Blue Bell, Pennsylvania. The Bank conducts business from fourteen Pennsylvania branch offices in Bridgeport, Plymouth Meeting, East Norriton, Conshohocken, King of Prussia, Lansdale, Norristown, Jeffersonville, Paoli, Lionville, Southampton, Trappe, Rosemont and the Andorra community of Philadelphia; three of which are owned and eleven are leased. PLC conducts equipment-leasing business in leased facilities in Baltimore, MD, and Blue Bell, PA. PRA has leased locations in Blue Bell, PA; Richmond, VA; Woodbridge, NJ; Chesapeake, VA, and Wilmington, DE. PFR leases its location in Philadelphia, PA. PTI leases its location in Blue Bell, PA. PCM leases office space in Conshohocken, PA.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Progress Financial Corporation's common stock is traded on The Nasdaq Market(R) under the symbol "PFNC." At December 31, 1999 the Company had approximately 2,000 holders of record.

         Payment of cash dividends is subject to regulatory restrictions as described in Note 19 of Notes to Consolidated Financial Statements. The Company paid cash dividends of $.17 per share during 1999 and $.13 per share during 1998.

         The following table sets forth the high and low closing prices and trading volumes for the periods described. Prior periods have been restated to reflect the 5% stock dividend distributed to shareholders on August 31, 1999.

                                         1999                                        1998
                         --------------------------------------      --------------------------------------
                           Low          High          Volume            Low           High         Volume
                         --------------------------------------      --------------------------------------
First Quarter            $11 27/64    $15 1/8        1,036,000        $13 53/64     $16 25/32       561,000
Second Quarter            13 37/64     16 27/64        982,000         16 3/32       20 41/64     1,362,000
Third Quarter             12 5/8       15 1/16         569,000         12 9/64       17 51/64       700,000
Fourth Quarter            12 1/8       13 1/4          963,000         10 61/64      14 11/64     1,182,000

Item 6.  Selected Consolidated Financial Data

Tabular information is presented in thousands of dollars except for share and per share data. This data should be read in conjunction with the Notes to Consolidated Financial Statements.

December 31,                                                  1999         1998       1997        1996         1995
---------------------------------------------------------------------------------------------------------------------
Financial Condition
Investment and mortgage-backed securities:
    Available for sale                                      $149,518     $164,368   $ 50,913    $  46,200   $  42,346
    Held to maturity                                          34,309       12,401     53,472       49,271      54,982
Loans and leases, net                                        497,738      394,246    339,903      265,968     236,025
Loans held for sale                                               --       25,250        373          599       3,153
Real estate owned, net                                            66           --        380        2,150         728
Total assets                                                 765,534      646,813    507,460      398,679     360,660
Deposits                                                     521,439      408,162    340,761      306,248     297,260
Borrowings and subordinated debt                             162,767      167,416     84,247       63,403      40,626
Capital securities                                            14,451       14,431     14,400           --          --
Shareholders' equity                                          47,809       41,554     25,362       20,594      16,957

Results of Operations
Interest income                                             $ 52,174     $ 45,329   $ 36,497    $  30,114   $  27,052
Interest expense                                              25,432       22,450     17,894       15,820      15,600
Net interest income                                           26,742       22,879     18,603       14,294      11,452
Provision for loan and lease losses                            3,548          959      1,509          781         641
Net interest income after provision for loan and lease        23,194       21,920     17,094       13,513      10,811
   losses
Non-interest income                                           20,993        8,660      6,642        5,100       2,331
Non-interest expense                                          33,973       22,676     18,047       16,466      12,273
Income before income taxes and cumulative effect of
   accounting change                                          10,214        7,904      5,689        2,147         869
Tax expense (benefit)                                          3,543        2,878      2,222          804      (1,851)
Income before cumulative effect of accounting change           6,671        5,026      3,467        1,343       2,720
Cumulative effect of accounting change, net of tax
   benefit                                                        --          (46)        --           --          --
Net income                                                     6,671        4,980      3,467        1,343       2,720

Per Share Data
Basic income per common share before cumulative effect
   of accounting change                                     $   1.21     $    .98   $    .78    $     .31   $     .70
Diluted income per common share before cumulative effect
   of accounting change                                         1.15          .89        .72          .30         .68
Basic net income per common share                               1.21          .97        .78          .31         .70
Diluted net income per common share                             1.15          .88        .72          .30         .68
Dividends                                                        .17          .13        .09          .03          --
Book value                                                      8.67         7.82       5.62         4.67        4.38

Operating Data
Return on average assets                                         .98%         .89%       .80%         .36%*       .77%
Return on average shareholders' equity                         15.47        13.78      15.22         6.83 *     18.78
Average shareholders' equity to average assets                  6.33         6.42       5.23         5.24        4.08
Allowance for loan and lease losses to total loans and          1.18         1.06       1.12         1.39         .96
   leases
Non-performing assets as a percentage of total assets            .75          .57        .50          .96        1.33
Interest rate spread                                            3.63         3.66       3.98         3.66        3.09
Net interest margin                                             4.24         4.32       4.58         4.06        3.40
Dividends declared as a percent of net income per share        14.05        13.40      11.54         9.68          --

Branch Data
Number of full service branches                                   14           11         10           10           9

*Excluding the 1996 one-time SAIF assessment, return on average assets was .68% and return on average equity was 12.92%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Progress Financial Corporation (the "Company") is a unitary thrift holding company that has seven subsidiaries: Progress Bank (the "Bank"), Progress Realty Advisors, Inc. ("PRA"), Progress Capital, Inc. ("PCI"), Procall Teleservices, Inc. ("PTI"), Progress Development Corp. ("PDC"), Progress Financial Resources, Inc. ("PFR") and Progress Capital Management, Inc. ("PCM"). The Bank's primary subsidiary is Progress Leasing Company ("PLC"), formerly The Equipment Leasing Company ("ELC"), also doing business as Quaker State Leasing Company ("QSL").

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior years' data throughout the following discussion and analysis for comparability with 1999 data.

         When used in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Results of Operations

         The Company reported net income of $6.7 million for the year ended December 31, 1999, in comparison with $5.0 million and $3.5 million for the years 1998 and 1997, respectively. The basic net income per common share was $1.21 for 1999, $.97 for 1998 in comparison with $.78 for 1997. Fully diluted net income per common share was $1.15 for 1999, $.88 for 1998 and $.72 for 1997, respectively. Return on average shareholders' equity was 15.47% and return on average assets was .98% for the year ended December 31, 1999. For 1998 return on average shareholders' equity was 13.78% and return on average assets was .89%. Return on average shareholders' equity was 15.22% and return on average assets was .80% for 1997.

Net Interest Income

         Net interest income increased to $26.7 million for 1999, in comparison with $22.9 million for 1998. This was primarily due to a $13.2 million increase in the positive variance between average interest-earning assets and average interest-bearing liabilities resulting from higher volumes in commercial real estate loans, construction loans, commercial business loans, lease financing receivables and investment securities partially offset by increased deposit volume. The net interest margin was 4.24% for 1999 compared to 4.32% for 1998; the slight decline was primarily due to higher yields on commercial business loans and lease financing in 1998 partially offset by higher deposit rates in 1998.

         Net interest income increased to $22.9 million in 1998 compared to $18.6 million in 1997. The increase was primarily due to a $22.6 million increase in the positive variance between average interest-earning assets and average interest-bearing liabilities. This was the result of higher volumes of commercial real estate loans, commercial business loans, lease financing mortgage-backed securities, partially offset by increased deposit and short- and long-term borrowings volume. The net interest margin decreased to 4.32% in 1998 from 4.58% in 1997 due to higher yields on lease financing, commercial real estate loans and mortgage-backed securities in 1997, partially offset by a higher borrowing rate in 1997.

Provision for Loan and Lease Losses

         The provision for loan and lease losses represents the charge against earnings that is required to fund the allowance for loan and lease losses. The level of the allowance is determined by known and inherent risks within the Bank's loan and lease portfolio. Management's periodic evaluation is based upon an examination of the portfolio, past loss experience, current economic conditions and other relevant factors.

         The provision for loan and lease losses amounted to $3.5 million in 1999 compared to $959,000 in 1998. The increase was due to increases in the loan and lease portfolio and non-performing loans and leases, an additional charge of $1.1 million as a result of a new charge-off policy at PLC, and a charge of $250,000 due to the deterioration of a commercial manufacturing customer's credit.

         For the years ended December 31, 1998 and 1997, the provision for loan and lease losses amounted to $959,000 and $1.5 million, respectively. The provision for loan and lease losses during 1998 and 1997 was an amount considered necessary by management to maintain the allowance at an adequate level after it was reduced by net charge-offs of $332,000 and $1.4 million, during such respective years.

         The ratio of the allowance for loan and lease losses to total non-performing loans and leases was 103.96%, 121.91% and 177.28% at December 31, 1999, 1998 and 1997, respectively.

         Although management utilizes its best judgment in providing for loan and lease losses, there can be no assurance that the Bank will not have to increase its provision for loan and lease losses in the future as a result of adverse market conditions for real estate in the Bank's primary market area, future increases in non-performing loans and leases, or for other reasons. Any such increase could adversely affect the Bank's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses and the carrying value of its other non-performing assets. Such agencies may require the Bank to recognize additions to its allowance for losses based on their judgements of information available to them at the time of their examination. The Company and the Bank were most recently examined by the Office of Thrift Supervision ("OTS") as of June 30, 1999.

Non-interest Income

         Non-interest income increased to $21.0 in 1999 compared to $8.7 million in 1998. This increase was partially due to an increase in fee based income of $5.8 million as the Company continues to grow its non-bank business. The Company earned $2.7 million in mutual fund, annuity and insurance commissions in 1999 and teleservices fee income increased $2.4 million over 1998 due to new inbound clients. In addition, service charges on deposits increased by $434,000 in 1999.

         During 1999, the Company recognized $4.2 million of client warrant income due to the expiration of restrictions on the sale of warrants to acquire common stock of customers of the Specialized Lending Division. The Company exercised 99,924 warrants (adjusted for 2 for 1 split) of VerticalNet on a net issue basis which resulted in the receipt of 94,068 shares of common stock. During the year, the Company disposed of 74,148 shares and held 19,920 shares in a trading account at December 31, 1999. As a result, the Company realized $3.7 million of client warrant income during 1999 from the sale and market value adjustments of these shares for the twelve months ended December 31, 1999. The Company also sold 60,024 common shares of IQEplc which were acquired from the exercise of warrants and realized $513,000 of client warrant income during the twelve months ended December 31, 1999.

         The Company has obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan convenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the public equity markets and restrictions on sales as well as the merger and acquisition environment. Therefore, income from the disposition of client warrants cannot be predicted with any degree of accuracy and is likely to vary materially from period to period. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized form the disposition of client warrants in furthering its business strategies. Additional information on warrants held by the Company can be found under "Business--Banking--Specialized Lending."

         Equity in unconsolidated entities of $2.5 million in 1999 represents an increase of $2.3 million over 1998 primarily due to the Company's equity investment in the Ben Franklin/Progress Capital Fund, L.P. The increase in equity investment is primarily due to the unrealized appreciation of investments in Internet Capital Group, Inc. and VerticalNet, Inc. held by Ben
Franklin/Progress Capital Fund, L.P.

         During 1999, securities were sold for a loss of $347,000 primarily as part of a restructuring of investments to higher interest rates as compared to a gain on sale of securities of $533,000 in 1998.

         Total non-interest income amounted to $8.7 million in 1998 compared to $6.6 million in 1997. Service charges on deposits increased $212,000 from the $1.5 million earned in 1997 primarily due to increased automated teller machine transaction fees. Loan brokerage and advisory fees increased $1.3 million and teleservices fee income increased $371,000 in 1998. Gains from sales of securities amounted to $533,000 in 1998, in comparison to gains of $226,000 during 1997. This increase was attributable to continued favorable market conditions during 1998. During the first quarter of 1997 the Company sold $347.4 million of mortgage servicing rights which resulted in a gain of $978,000. During 1998 the Company recorded gains on the sale of loan and lease receivables of $418,000 compared to $176,000 in 1997. Gains on sale of real estate owned were $203,000 in 1998 in comparison to a loss of $10,000 in 1997.

Non-interest Expense

         Non-interest expense increased to $34.0 million in 1999 in comparison with $22.7 million for 1998. This increase was partially due to a $6.3 million increase in salaries and employee benefits relating to employees of acquired and newly formed companies and new positions within the Company. Professional services increased by $1.1 million mainly due to the increased usage of an interactive voice response system in handling new inbound clients at PTI, the outsourcing of the internal audit function, consulting fees for Year 2000 systems testing and increased tax services. Occupancy and furniture, fixtures and equipment expenses increased $864,000 due to new branch openings and recent acquisitions. Other non-interest expense for 1999 included one-time charges of $1.1 million associated with a leasing acquisition and unrelated other adjustments and a $313,000 loss on the sale of equipment at PLC from the liquidation of leased property.

         Non-interest expense for 1998 amounted to $22.7 million compared to $18.0 million in 1997. Salaries and employee benefits increased $2.7 million, primarily due to increased staffing needs at the Bank and the recognition of additional staffing cost related to prior year acquisitions. Occupancy and furniture, fixtures and equipment expense increased $396,000 in 1998 primarily attributable to the prior year acquisitions of two new off-sight locations for PRA in Virginia and New Jersey and a new Bank branch. Capital Securities expense totaled $1.6 million for 1998 compared to $925,000 for 1997, an increase of $668,000. The expense for 1998 represents a full year of interest incurred on $15.0 million of Corporation-obligated mandatory redeemable securities, the prior year was only obligated to account for seven months of Capital Security interest expense. Other expenses increased by $668,000 due to increases in advertising, amortization of goodwill and other general and administrative expense.

Income Tax Expense

         The Company recorded income tax expense of $3.5 million during 1999 compared to $2.9 million in 1998, gross of the tax benefit of $26,000 due to the cumulative effect of accounting change, and $2.2 million in 1997. The increases are primarily due increases in taxable income.

Liquidity and Funding

         The Company must maintain sufficient liquidity to meet its funding requirements for loan and lease commitments, scheduled debt repayments, operating expenses, and deposit withdrawals. The Bank is the primary source of working capital for the Company. At December 31, 1999, the Bank met all regulatory capital liquidity requirements.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, federal agency and obligations of the Federal National Mortgage Association, Government National Mortgage Association, and Federal Home Loan Mortgage Corporation. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The Bank's policy has been to maintain a liquidity ratio no less than the regulatory minimum. At December 31, 1999, the Bank's liquidity ratio of 9.28% was in excess of the current minimum requirement. In addition the Bank is subject to restrictions on the amount of dividends it can pay to the Company.

         The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits, FHLB borrowings and securities sold under agreement to repurchase.

         At December 31, 1999, the total of approved loan commitments amounted to $92.2 million, and the Company had $131.7 million of undisbursed loan funds. At December 31, 1999, total FHLB borrowings which are scheduled to mature during the 12 months ending December 31, 2000, totaled $3.0 million. At December 31, 1999, total securities purchased under agreement to resell which are scheduled to mature during the 12 months ended December 31, 2000, totaled $47.1 million. At December 31, 1999, the amount of time deposits that are scheduled to mature within 12 months totaled $229.2 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Company.

         Deposits are obtained primarily from residents near the Bank's nine full-service offices in Montgomery County, one full-service office in Rosemont, Delaware County, two full-service offices in Chester County, one full-service office in Southampton, Bucks County, and one full-service office in the Andorra section of Philadelphia. The Bank has drive-up banking facilities at seven of its offices and has installed ATM's at all of its offices and at two additional locations. The Bank offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement accounts.

         As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a savings bank's assets or on the FHLB's assessment of the savings bank's creditworthiness. The FHLB credit policies may change from time to time at its discretion. The Bank's maximum borrowing authority from the FHLB on December 31, 1999 was approximately $152.4 million.

         The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During 1999 and 1998, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. For the year ended December 31, 1999, cash was provided by operating activities. Cash was used in investing activities primarily due to net origination of loans. Cash provided by financing activities, primarily due to increases in time deposits, offset the outflows from investments activities. For the year ended December 31, 1998, cash was used by operating activities primarily due to the increase in loans held for sale. Cash was used in the Company's investment activities during 1998, as purchases of mortgage-backed and investment securities, and net originations of loans exceeded repayments on mortgage-backed securities, maturities of investments, proceeds from sales of mortgage-backed and investment securities. Funds provided by financing activities in 1998 offset the cash outflows from investment activities as cash was provided by increased levels of deposits and borrowings.

         For the year ended December 31, 1997, cash was provided by operating activities. Cash was used in the Company's investment activities during 1997 as purchases of mortgage-backed and investment securities, capital expenditures, and net originations of loans exceeded repayments on mortgage-backed securities, maturities of investments, proceeds from sales of mortgage-backed and investment securities, and net proceeds from sales of real estate owned. Funds provided by financing activities in 1997 partially offset the cash outflows from investment activities as cash was provided by increased levels of deposits and borrowings and the issuance of capital securities.

Capital Resources

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991; regulations implementing the prompt corrective action provision of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations. The prompt corrective action regulations defined specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be considered "well capitalized," an institution must generally have a tangible equity ratio of at least 2%, a Tier 1 or leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

         At December 31, 1999, the Bank met all regulatory capital requirements. At December 31, 1999, the Bank's leverage capital ratio was 6.30%, Tier 1 risk-based capital ratio was 8.90%, total risk-based ratio was 10.01% and tangible equity ratio was 6.30%, based on leverage capital of $47.1 million, Tier 1 risk-based capital of $47.1 million, total risk-based capital of $53.0 million, and tangible capital of $47.1 million, respectively. As of December 31, 1999, the Bank is classified as "well capitalized."

         During 1997 the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's recently formed subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). The Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.5 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $6.0 million of the net proceeds to Progress Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations. Net proceeds retained by the Company will be used for general purposes, including investments in other subsidiaries and potential future acquisitions.

Year 2000

         The Year 2000 issue concerns the potential impact of historic computer software code that utilizes only two digits to represent the calendar year (i.e. "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit number than dates from the prior century. The Company, similar to most financial service providers, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification has been addressed as a key safety and soundness issue in conjunction with regulatory exams.

         In order to address the Year 2000 issue, the Company developed and implemented a five-phase plan divided into the following major components: 1) awareness; 2) assessment; 3) renovation; 4) validation; and 5) implementation. The Company divided these phases into the following three categories: 1) internal; 2) vendors; and 3) customers.

         The company completed all five phases for all three categories. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan was to work with external vendors to test and certify their systems as Year 2000 compliant.

         The Company established a Year 2000 committee which met bi-weekly and reported at least quarterly to the Board of Directors on the progress toward achieving and certifying Year 2000 compliance.

         The Company has no internally generated programmed software coding to correct, as all of the software utilized by the Company is purchased or licensed from external providers. The Company determined that it has little or no exposure to contingencies related to Year 2000 issues for products it has sold.

         The Company initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company requested that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. The response of certain third parties, however, was beyond the control of the Company. To the extent that adequate responses were not received, the Company prepared contingency plans.

         The Company's total Year 2000 project cost included expenses for the review and testing related to third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be without unfavorable Year 2000 impact and therefore present a material adverse impact upon the Company.

         Year 2000 compliance costs incurred during 1999 totaled approximately $85,000 in conjunction with changes to and testing of technological aspects of its delivery structure. Costs incurred during fiscal 1998 have totaled approximately $56,000, the majority of which is related to software upgrades for ATM's and telephone systems. These costs are exclusive of internal costs related with non-dedicated personnel which are not tracked separately.

         Despite the Company's activities with regard to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects during the Year 2000. As of March 3, 2000, the Company has not experienced any disruptions.

Statistical Information

         Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933. Tabular information is provided in thousands of dollars except for share and per share data.

Distribution of Average Assets, Liabilities and Shareholders' Equity

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

For the years ended December 31,                 1999                          1998                           1997
-----------------------------------------------------------------------------------------------------------------------------------
                                         Average             Yield/     Average              Yield/    Average              Yield/
                                         Balance   Interest   Rate      Balance   Interest    Rate     Balance   Interest    Rate
                                      ---------------------------------------------------------------------------------------------
Interest-earning assets:
   Deposits at other financial
     institutions                         $16,907   $   868     5.13%   $ 3,990     $ 158     3.96%  $  3,082    $  178      5.78%
   Trading securities                          86        --      --          --        --      --         --         --      --
   Investment securities(1)                40,195     2,550     6.34     18,030     1,017     5.64      7,797       447      5.73
   Mortgage-backed securities (1)         123,786     8,008     6.47    134,528     8,686     6.46     88,937     6,065      6.82
   Single family residential loans(2)      45,656     3,329     7.29     54,890     4,193     7.64     61,084     4,875      7.98
   Commercial real estate loans (2)       146,784    12,652     8.62    123,113    10,868     8.83     95,353     8,774      9.20
   Construction loans                      50,161     5,062    10.09     31,611     3,432    10.86     27,371     3,038     11.10
   Commercial business loans              103,934     8,862     8.53     77,268     7,487     9.69     49,515     4,833      9.76
   Lease financing                         76,861     8,600    11.19     60,446     7,298    12.07     47,933     6,198     12.93
   Consumer loans                          31,083     2,449     7.88     26,217     2,190     8.35     24,796     2,089      8.42
                                         --------   -------    -----   --------   -------    -----   --------   -------     -----
Total interest-earning assets             635,453    52,380     8.24    530,093    45,329     8.55    405,868    36,497      8.99
                                         --------   -------    -----   --------   -------    -----   --------   -------     -----
Non-interest-earning assets:
   Cash                                    14,091                        10,093                         8,573
   Allowance for loan and lease
     losses                                (4,924)                       (4,339)                       (3,887)
   Other assets                            36,237                        26,708                        24,856
                                         --------                      --------                      --------
Total non-interest earning assets          45,404                        32,462                        29,542
                                         --------                      --------                      --------
         Total assets                    $680,857                      $562,555                      $435,410
                                         ========                      ========                      ========

Interest-bearing liabilities:
   Interest-bearing deposits:
   NOW and Super NOW                     $ 79,206     2,195     2.77   $ 51,515     1,384     2.69   $ 31,688       679      2.14
   Money market accounts                   35,649       993     2.79     33,722       999     2.96     37,199     1,181      3.17
   Passbook and statement savings          31,763       603     1.90     31,314       725     2.32     29,698       810      2.73
   Time deposits                          248,866    12,968     5.21    206,158    11,358     5.51    177,860     9,687      5.45
                                         --------   -------    -----   --------   -------    -----   --------   -------     -----
     Total interest-bearing
       deposits                           395,484    16,759     4.24    322,709    14,466     4.48    276,445    12,357      4.47
   Short-term borrowings                   35,340     2,199     6.22     53,836     3,164     5.88     29,806     2,266      7.60
   Long-term debt                         120,400     6,474     5.38     82,534     4,820     5.84     51,209     3,271      6.39
                                         --------   -------    -----   --------   -------    -----   --------   -------     -----
       Total interest-bearing
         liabilities                      551,224    25,432     4.61    459,079    22,450     4.89    357,460    17,894      5.01
                                         --------   -------    -----   --------   -------    -----   --------   -------     -----
Non-interest-bearing liabilities:
   Non-interest bearing deposits           57,514                        41,517                        35,292
   Other liabilities                       14,547                        11,397                        11,123
                                         --------                      --------                      --------
     Total non-interest bearing
       liabilities                         72,061                        52,914                        46,415
                                         --------                      --------                      --------
       Total liabilities                  623,285                       511,993                       403,875
Capital securities                         14,441                        14,422                         8,750
Shareholders' equity                       43,131                        36,140                        22,785
                                         --------                      --------                      --------
     Total liabilities, capital
       securities and
       shareholders' equity              $680,857                      $562,555                      $435,410
                                         ========                      ========                      ========

Net interest income                                 $26,948                       $22,879                       $18,603
                                                    =======                       =======                       =======
Interest rate spread (3)                                        3.63%                         3.66%                          3.98%
                                                              ======                        ======                         ======
Net interest margin (4)                                         4.24%                         4.32%                          4.58%
                                                              ======                        ======                         ======
Average interest-earning assets to
   average interest-bearing
   liabilities                                                115.28%                       115.47%                        113.54%
                                                              ======                        ======                         ======

(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair values that are reflected as a component of shareholders' equity.
(2) Includes loans held for sale.
(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets

Rate/Volume Analysis

         The following table presents the degree to which changes in the Company's tax-equivalent interest income, interest expense and net interest income are attributable to changes in the average amount of interest-earning assets and interest-bearing liabilities outstanding and/or to changes in rates earned or paid thereon. The net change attributable to both volume and rate have been allocated proportionately. Amounts in brackets represent a decrease in interest income or expense.

     ------------------------------------------------------------------------------------------------------
     For the years ended December 31,                1999 vs. 1998                   1998 vs. 1997
     ------------------------------------------------------------------------------------------------------
                                              Volume      Rate      Total    Volume      Rate      Total
                                             --------------------------------------------------------------
     Interest-earning assets:
        Deposits at other financial
          institutions                        $   650   $     60   $   710  $     44   $    (64)  $   (20)
        Trading securities                         --         --        --        --         --        --
        Investment securities                   1,392        141     1,533       577         (7)      570
     Mortgage-backed securities                  (690)        12      (678)    2,957       (336)    2,621
     Single family residential                   (680)      (184)     (864)     (480)      (202)     (682)
     Commercial real estate loans               2,048       (264)    1,784     2,460       (366)    2,094
     Construction loans                         1,888       (258)    1,630       461        (67)      394
     Commercial business                        2,354       (979)    1,375     2,689        (35)    2,654
     Lease financing                            1,866       (564)    1,302     1,534       (434)    1,100
     Consumer loans                               388       (129)      259       118        (17)      101
     ------------------------------------------------------------------------------------------------------
            Total                               9,216     (2,165)    7,051    10,360     (1,528)    8,832
     ------------------------------------------------------------------------------------------------------

     Interest-bearing liabilities:
        Deposits                                3,111       (818)    2,293     2,081         28     2,109
        Short-term borrowings                  (1,140)       175      (965)    1,502       (604)      898
        Long-term debt                          2,062       (408)    1,654     1,852       (303)    1,549
     ------------------------------------------------------------------------------------------------------
            Total                               4,033     (1,051)    2,982     5,435       (879)    4,556
     ------------------------------------------------------------------------------------------------------

     Net interest income                       $5,183    $(1,114)   $4,069    $4,925    $  (649)   $4,276
     ======================================================================================================

Investment and Mortgage-Backed Securities

         Investment and mortgage-backed securities are comprised of the following at December 31, 1999, 1998 and 1997:

                                                         Held to Maturity         Available for Sale
                                                      --------------------------------------------------
                                                       Amortized   Estimated   Amortized    Estimated
      December 31, 1999                                  Cost      Fair Value     Cost      Fair Value
      --------------------------------------------------------------------------------------------------
      FHLB stock                                        $  4,923    $  4,923    $      --   $      --
      U.S. agency obligations                             14,581      14,255       17,107      16,777
      Corporate bonds                                         --          --        1,900       1,693
      Municipal bonds                                     14,805      13,736           --          --
      Equity investments                                      --          --        4,564      12,162
      Mortgage-backed securities                              --          --      123,958     118,886
      --------------------------------------------------------------------------------------------------

      Total investment and mortgage-backed
        securities                                       $34,309     $32,914     $147,529    $149,518
      ==================================================================================================


                                                         Held to Maturity         Available for Sale
                                                      --------------------------------------------------
                                                       Amortized   Estimated   Amortized    Estimated
      December 31, 1998                                  Cost      Fair Value     Cost      Fair Value
      --------------------------------------------------------------------------------------------------

      FHLB stock                                        $  4,923   $  4,923     $     --    $     --
      U.S. agency obligations                              7,478      7,624        2,000       2,001
      Corporate bonds                                         --         --        1,895       1,630
      Municipal bonds                                         --         --        9,599       9,591
      Equity investments                                      --         --        4,714       4,687
      Mortgage-backed securities                              --         --      146,910     146,459
      --------------------------------------------------------------------------------------------------

      Total investment and mortgage-backed
        securities                                       $12,401    $12,547     $165,118    $164,368
      ==================================================================================================

                                       19

                                                         Held to Maturity        Available for Sale
                                                      --------------------------------------------------
                                                      Amortized    Estimated   Amortized    Estimated
      December 31, 1997                                  Cost      Fair Value     Cost      Fair Value
      --------------------------------------------------------------------------------------------------

      FHLB stock                                         $ 1,728     $ 1,728    $     --     $    --
      U.S. agency obligations                              2,323       2,342       3,000       3,001
      Equity investments                                      --          --       2,924       3,394
      Mortgage-backed securities                          49,421      49,094      44,246      44,518
      --------------------------------------------------------------------------------------------------

      Total investment and mortgage-backed
        securities                                       $53,472     $53,164     $50,170     $50,913
      ==================================================================================================

         The following table sets forth the contractual maturities of the investment and mortgage-backed securities at December 31, 1999 by investment type and the weighted average yield for each range of maturities. The yield on municipal bonds is calculated on a tax-equivalent basis.

                                        US Government     Business                                   Weighted
                                          Agencies      Corporations   Municipalities   Total     Average Yield
   --------------------------------------------------------------------------------------------------------------
   Available for sale:
   Due one year or less                    $  1,107       $     --       $    --       $  1,107        4.08%
   Due after one year through 5 years           970             --            --            970        6.16
   Due after 5 years through 10 years        14,700             --            --         14,700        7.68
   Due after 10 years                            --          1,693            --          1,693        7.37
   Mortgage-backed securities               118,886             --            --        118,886        6.90
   Equity securities                             --         12,162            --         12,162        1.49
   --------------------------------------------------------------------------------------------------------------
   Total available for sale                $135,663        $13,855       $    --       $149,518        6.51%
   ==============================================================================================================

   Held to maturity:
   Due after 10 years                      $ 14,581        $    --       $14,805       $ 29,386        7.27%
   FHLB stock                                 4,923             --            --          4,923        6.75
   --------------------------------------------------------------------------------------------------------------
   Total held for sale                     $ 19,504        $    --       $14,805       $ 34,309        7.19%
   ==============================================================================================================


Loan and Lease Portfolio

         The principal categories in the Company's loan and lease portfolio are residential real estate loans, which are secured by single-family (one to four units) residences; commercial real estate loans, which are secured by multi-family (over five units), residential and commercial real estate; loans for the construction of single-family, multi-family and commercial properties, including land acquisition and development loans; commercial business loans, lease financing and consumer loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

         The Company's net loan and lease portfolio, including loans held for sale, totaled $497.7 million at December 31, 1999 or 65.0% of its total assets, an increase of $78.2 million or 18.7% from the $419.5 million outstanding at December 31, 1998.

The following table depicts the composition of the Company's loan and lease portfolio, net of unearned income, at December 31 for the years indicated:

At December 31,                1999                 1998                 1997                 1996                 1995
--------------------------------------------------------------------------------------------------------------------------------
                         Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                        --------------------------------------------------------------------------------------------------------
Single family
  residential
  mortgage (1)           $ 40,554     8.05%   $ 50,086    11.81%   $ 56,565    16.44%   $ 64,259    23.77%   $ 91,091    37.72%
Commercial mortgage(2)    162,588    32.28     134,380    31.69     109,938    31.94      90,350    33.42      81,535    33.77
Construction               58,813    11.68      44,546    10.51      26,695     7.76      20,692     7.65      14,230     5.89
Commercial business       119,807    23.79      92,737    21.87      69,312    20.14      30,384    11.24      17,244     7.14
Lease financing            86,985    17.27      73,499    17.34      56,072    16.29      40,867    15.12      14,965     6.20
Consumer loans             34,918     6.93      28,738     6.78      25,557     7.43      23,783     8.80      22,423     9.28
--------------------------------------------------------------------------------------------------------------------------------
    Total loans and
      leases              503,665   100.00%    423,986   100.00%    344,139   100.00%    270,335   100.00%    241,488   100.00%
                                    ======               ======               ======               ======               ======
Allowance for loan and
    lease losses           (5,927)              (4,490)              (3,863)              (3,768)              (2,310)
---------------------------------             --------             --------             --------             --------
    Net loans and
      leases             $497,738             $419,496             $340,276             $266,567             $239,178
=================================             ========             ========             ========             ========

(1) Includes $373,000, $599,000, $3.2 million, and $351,000 of loans classified as held for sale at December 31, 1998, 1997, 1996 and 1995, respectively.
(2) Includes $25.3 million of loans classified as held for sale at December 31, 1998.

         The following table sets forth the scheduled contractual maturities of the Company's commercial loans at December 31, 1999. The following table also sets forth the dollar amount of commercial loans scheduled to mature after one year which have fixed or adjustable rates.

     -------------------------------------------------------------------------------------------------
                                                                Commercial                Commercial
     At December 31, 1999                                        Mortgage    Construction  Business
     -------------------------------------------------------------------------------------------------
     Amounts due:
        One year or less                                         $ 14,845      $42,405      $64,053
        After one year through five years                          44,862       16,408       45,221
        Beyond five years                                         102,881           --       10,533
     -------------------------------------------------------------------------------------------------
          Total                                                  $162,588      $58,813     $119,807
     =================================================================================================
     Interest rate terms on amounts due after one year:
       Fixed                                                     $ 64,078      $ 2,330     $ 34,724
     -------------------------------------------------------------------------------------------------
       Adjustable                                                $ 83,665      $14,078     $ 21,030
     -------------------------------------------------------------------------------------------------

         Scheduled contractual principal repayments do not reflect the actual maturities of commercial loans. The average maturity of commercial loans is less than their average contractual terms because of prepayments and refinancings. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed rate loans at lower rates). Under the circumstances, the weighted average yield on loans decreases as higher yielding loans are paid or refinanced at lower rates.


Risk Elements

The following table details the Company's underperforming assets at December 31:

-----------------------------------------------------------------------------------------------------------------------
At December 31,                                          1999         1998          1997         1996         1995
-----------------------------------------------------------------------------------------------------------------------
Loans and leases accounted for on a  non-accrual         $5,701       $3,683       $2,179        $1,689       $4,075
  basis REO, net of related reserves                         66           --          380         2,150          728
-----------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                           5,767        3,683        2,559         3,839        4,803
Accruing loans 90 or more days past due                   2,336        4,030        2,721         4,077           --
-----------------------------------------------------------------------------------------------------------------------
Total underperforming assets                             $8,103       $7,713       $5,280        $7,916       $4,803
-----------------------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of total
  loans and leases and real estate owned                  1.16%         .88%         .75%         1.43%        2.00%
-----------------------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of total
  assets                                                   .75%         .57%         .50%          .96%        1.33%
-----------------------------------------------------------------------------------------------------------------------
Underperforming assets as a percentage of total
  loans and leases and real estate owned                  1.63%        1.84%        1.55%         2.95%        2.00%
-----------------------------------------------------------------------------------------------------------------------
Underperforming assets as a percentage of total
  assets                                                  1.06%        1.19%        1.04%         1.99%        1.33%
-----------------------------------------------------------------------------------------------------------------------

         Gross interest income that would have been recorded during 1999, 1998, and 1997 if the Company's non-accrual loans and leases at the end of such periods had been performing in accordance with their terms during such periods was $637,000, $252,000 and $190,000, respectively. The amount of interest income that was actually recorded during 1999, 1998, and 1997 with respect to such non-accrual loans and leases amounted to approximately $426,000, $112,000 and $148,000, respectively.

         The $5.7 million of non-accrual loans and leases at December 31, 1999 consists of $1.2 million of loans secured by single-family residential property, $178,000 of loans secured by commercial property, $2.7 million of commercial business loans, $233,000 of consumer loans and $1.4 million of lease financing.

         The accrual of interest on commercial loans, mortgage loans and leases is generally discontinued when the loans and leases become 90 days past due and when, in management's judgement, it is determined that a reasonable doubt exists as to collectibility. The accrual of interest is also discontinued on residential and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by cash collateral or by real estate with a loan to value less than 75% for first mortgage loans and less than 60% for second mortgage loans. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received. A loan remains on non-accrual status until the factors which indicate doubtful collectibility no longer exist, or the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

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

         The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

------------------------------------------------------------------------------------------------------------------------
At of December 31,                                             1999                  1998                  1997
------------------------------------------------------------------------------------------------------------------------
                                                         Amount    Percent    Amount     Percent     Amount    Percent
Delinquencies:
     30 to 59 days                                        $ 7,488     1.49%    $ 7,305     1.72%     $ 6,167     1.79%
     60 to 89 days                                          1,288      .26       3,337      .79        1,934      .56
     90 or more days                                        2,336      .46       4,030      .95        2,721      .79
------------------------------------------------------------------------------------------------------------------------
           Total                                          $11,112     2.21%    $14,672     3.46%     $10,822     3.14%
========================================================================================================================


Concentrations of Credit Risk

         The Company extends credit through loans and leases in the normal course of business to its customers, a significant number of whom operate or reside within southeastern Pennsylvania and surrounding business areas. The ability of its customers to meet contractual obligations is, to some extent, dependent upon the conditions of this regional economy.

         In addition, certain groups of borrowers share characteristics which, given current economic conditions may affect their ability to meet contractual obligations. These customers and their credit extensions at December 31, 1999, include: retail consumers that account for 15% of all credit extensions; commercial mortgages and construction that account for 36%; residential construction that account for 8%; and commercial business that accounts for 41%.

Summary of Loan and Lease Loss Experience

         The following table details the allocation of the allowance for loan and lease losses to the various categories at the dates indicated. The allocation is not necessarily indicative of the categories in which future losses will occur, and the entire allowance is available to absorb losses in any category of loans or leases.

------------------------------------------------------------------------------------------------------------------------------
At December 31,              1999                 1998                 1997                 1996                 1995
------------------------------------------------------------------------------------------------------------------------------
                                Percent               Percent              Percent              Percent              Percent
                                of Loans              of Loans             of Loans             of Loans             of Loans
                                to Total              to Total             to Total             to Total             to Total
                                  Loans                 Loans                Loans                Loans                Loans
                                   and                   and                  and                  and                  and
                       Amount    Leases      Amount    Leases     Amount    Leases     Amount    Leases     Amount    Leases
------------------------------------------------------------------------------------------------------------------------------
Residential mortgage    $  436      8.05%    $  116     11.81%    $  127     16.44%    $  129     23.77%    $  148     37.72%
Commercial mortgage      1,384     32.28      1,134     31.69      1,120     31.94      1,620     33.42      1,045     33.77
Construction               885     11.68        652     10.51        290      7.76        257      7.65        286      5.89
Commercial business      1,256     23.79        930     21.87        749     20.14        387     11.24        166      7.14
Lease financing          1,927     17.27      1,619     17.34      1,446     16.29      1,221     15.12        590      6.20
Consumer                    39      6.93         39      6.78        131      7.43        154      8.80         75      9.28
------------------------------------------------------------------------------------------------------------------------------
   Total                $5,927    100.00%    $4,490    100.00%    $3,863    100.00%    $3,768    100.00%    $2,310    100.00%
==============================================================================================================================

         The following table details the Company's allowance for loan and lease losses for the periods indicated:

---------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                        1999         1998         1997         1996         1995
---------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                   $454,479     $373,545     $306,052      $246,076     $217,266
---------------------------------------------------------------------------------------------------------------------
Balance beginning of period                              $4,490       $3,863       $3,768        $2,310       $1,503
Charge-offs:
     Residential real estate                                 79           --            3            25           20
     Commercial real estate                                  --           --          394            --           --
     Real estate construction                                --           --           --            --          100
     Commercial business                                     --            2          291             7          281
     Lease financing                                      2,473          681          879           309           74
     Consumer                                                 2           72          100            80           26
---------------------------------------------------------------------------------------------------------------------
         Total charge-offs                                2,554          755        1,667           421          501
---------------------------------------------------------------------------------------------------------------------
Recoveries:
     Residential real estate                                 --            1           --            2            --
     Commercial real estate                                  --            5           --           30            --
     Real estate construction                                --            2           --           --             1
     Commercial business                                     18          128           20           26             3
     Lease financing                                        409          275          214          171            41
     Consumer                                                16           12           19           19            15
---------------------------------------------------------------------------------------------------------------------
         Total recoveries                                   443          423          253          248            60
---------------------------------------------------------------------------------------------------------------------
Net charge-offs                                           2,111          332        1,414          173           441
Provision for loan and lease losses                       3,548          959        1,509          781           641
Allowances assumed through acquisitions (1)                  --           --           --          850           607
---------------------------------------------------------------------------------------------------------------------
     Total additions                                      3,548          959        1,509        1,631         1,248
---------------------------------------------------------------------------------------------------------------------
Balance at end of period                                 $5,927       $4,490       $3,863       $3,768        $2,310
=====================================================================================================================
Ratio of net chargeoffs during the period to
  average loans and leases outstanding during the
  period                                                    .46%         .09%         .46%         .07%          .20%
=====================================================================================================================
Ratio of  allowance for loan and  lease  losses to
  non-performing loans and leases at end of period       103.96%      121.91%      177.28%      223.09%        56.69%
=====================================================================================================================
Ratio of  allowance for loan and  lease  losses to
  under-performing loans and leases at end of
  period(2)                                               73.75%       58.21%       78.84%       65.35%        56.69%
=====================================================================================================================

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


Deposits

         Certificates of deposit in amounts of $100,000 or more were $116.9 million, $56.9 million and $44.7 million at December 31, 1999, 1998 and 1997, including brokered certificates of deposits of $25.0 million, $20.0 million and $10.0 million, respectively.

         The following table presents the remaining maturity of certificates of deposits of $100,000 or more at December 31, 1999:

     -------------------------------------------------------------------------------------------------------------------
     Remaining Maturity                                              > 3 months         > 6 months        > 12 months
     At December 31, 1999                      3 months or less   through 6 months   through 12 months
     -------------------------------------------------------------------------------------------------------------------
     Certificates of Deposit $100,000 or more       $73,771             $13,646             $12,632            $16,846
     ===================================================================================================================


Short-Term Borrowings

         The following table presents certain information regarding short-term securities sold under agreement to repurchase:

---------------------------------------------------------------------------------------------------------
For the years ended December 31,                                        1999         1998        1997
---------------------------------------------------------------------------------------------------------

    Balance outstanding at end of period                               $47,145     $40,150       $21,546
    Weighted average interest rate at end of period                         5.51%       5.63%         5.92%
    Average balance outstanding                                        $28,162     $39,461       $10,653
    Weighted average interest rate during the period                      5.72%       5.70%         6.17%
    Maximum amount outstanding at any month-end during the period      $47,145     $60,003       $21,546


Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Asset Liability Management

         The major objectives of the Company's asset and liability management are to manage exposure to changes in the interest rate environment, ensure adequate liquidity and funding, preserve and build capital, and to maximize net interest income opportunities. The Company manages these objectives through its Asset Liability and Investment Committee. The Committee meets monthly to develop strategies that affect the future level of net interest income, liquidity and capital. The Committee utilizes cash flow forecasts, considers current economic conditions and the direction of interest rates, and manages the Bank's risk to such changes.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An institution is considered to be liability sensitive, or as having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. Conversely, an institution is considered to be asset sensitive, or as having a positive gap, when the amount of its interest-bearing liabilities maturing or repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative gap should result in an increase in net interest income, and in a rising interest rate environment, a negative gap should adversely affect net interest income. The converse would be true for a positive gap.

         However, shortcomings are inherent in a simplified gap analysis that may result in an institution with a nominally negative gap having interest rate behavior associated with an asset sensitive balance sheet. For example, although certain assets and liabilities may have a similar maturity or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating gap.

         Management believes that the simulation of net interest income in different interest rate environments provides a more meaningful measure of interest rate risk. Simulation analysis incorporates the potential of all assets and liabilities to mature or reprice as well as the probability that they will do so. Simulation in net interest income over a two-year period also incorporates the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, simulation analysis permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

         The Company's simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario. The flat rate model projects growth in the loan portfolio and projects the mix of accounts within the loan portfolio. In addition, the Company must also make certain assumptions regarding the movement of the rates on its assets and liabilities, especially its deposit rates.

         The Company projects net interest income in a rising rate scenario of 200 basis points over a 24-month period as well as a 200 basis point decrease in a declining rate scenario during this same period. The Company then determines its interest rate sensitivity by calculating the difference in net interest income in the rising and declining rate scenarios versus the flat rate scenario. Based on this analysis at December 31, 1999 the Company would experience an approximate 3.45% increase in net interest income over a one year period if rates rise 200 basis points in comparison to a flat rate scenario and an approximate 2.33% decrease in net interest income if rates decline 200 basis points.

         The following table presents the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities for various time periods based on the information and the assumptions set forth in the notes below.

                                Less than three      Three months to      One to five          Five to ten
                                     months             one year             years                years           Over ten years
At December 31, 1999           Amount  Yield/Rate   Amount  Yield/Rate  Amount  Yield/Rate  Amount  Yield/Rate  Amount  Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earnings assets(1)
  Deposits at other
    financial institutions    $ 24,278    5.25%   $     --        --%   $    --     --%    $    --       --%   $    --       --%
  Investment securities         19,456    4.36      16,885      7.34     13,982   7.30      10,824     7.53         --       --
  Mortgage-backed
    securities                   2,904    6.76      14,754      6.78     46,935   6.75      31,959     6.75     27,406     6.75
  Single family residential      5,280    7.77      14,241      7.66     14,931   7.35       3,931     7.46      1,071     7.64
  Commercial real estate
    loans                       15,649    8.90      25,045      8.71     99,656   8.31      19,689     8.24      3,096     7.95
  Construction Loans            48,227    9.14       7,036      8.34      3,979   8.70          --       --         --     0.00
  Consumer loans                 8,858    9.05       2,743      7.55     12,191   7.62       7,220     7.90      3,451     7.98
  Commercial business           81,830    9.50       8,197      7.86     22,928   8.17       3,962     7.81         --       --
  Lease financing                3,093   11.01      15,440     11.01     64,963  11.01          --       --         --       --
                              ------------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                  $209,575    8.32%   $104,341      8.29%  $279,565   8.54%    $77,585     7.43%   $35,024     7.00%
                              ======================================================================================================

Interest-bearing
  liabilities: (2)
  Money market deposits       $  1,168    2.90%   $  5,840      2.90%  $ 17,508   2.90%    $ 7,003     2.90%   $ 3,496     2.90%
  NOW and Super NOW              6,095    3.00      12,850      3.00     41,998   3.00      15,427     3.00      3,715     3.00
  Passbook and Statement
    Savings                        526    1.80       2,630      1.80     17,334   1.80       7,879     1.80      3,148     1.80
  Time deposits                115,569    4.94     113,669      5.15     79,930   5.75         330     7.08         18     4.88
  Short-term borrowings         12,766    5.68      38,000      5.53         --     --          --     0.00         --       --
  Long-term debt                 5,000    5.97      45,000      5.38     54,000   5.44       8,000     6.31         --       --
                              ------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities             $141,124    4.93%   $217,989      5.04%  $210,770   4.56%    $38,639     3.46%   $10,377     2.61%
                              ======================================================================================================

Excess (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities                 $ 68,451           $(113,648)            $ 68,795            $38,946             $24,647
                              ======================================================================================================

Cumulative excess
  (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities                 $ 68,451           $ (45,197)            $ 23,598            $62,544             $87,191
                              ======================================================================================================

Cumulative excess
  (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities as a percent
  of total assets                 8.94%              (5.90)%               3.08%              8.17%              11.39%
                              ======================================================================================================

(1) Adjustable and floating-rate items are included in the period in which interest rates are next scheduled to reprice rather than in the period in which they are due, and fixed rate loans are included in period in which they are scheduled to be repaid or are estimated to prepay. Loan balances have been reduced for non-accrual loans, which amounted to $5.7 million at December 31, 1999. Interest earning assets do not include loan loss reserves, deferred loan fees, and mark-to market adjustment on available for sale securities.

(2) Money market deposits, savings accounts, and NOW accounts are estimated in terms of repricing and balance sensitivity; the estimates are necessarily subjective due to the indeterminate maturity of the accounts.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition
(Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                                     1999        1998
------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from other financial institutions:
   Interest bearing                                                                               $ 24,278    $  6,498
   Non-interest bearing                                                                             15,648      14,189
Trading securities                                                                                   3,267          --
Investments and mortgage-backed securities:
   Available for sale at fair value (amortized cost:  $147,529 in 1999 and $165,118 in 1998)       149,518     164,368
   Held to maturity at amortized cost (fair value: $32,914 in 1999 and $12,547 in 1998)             34,309      12,401
Loans and leases (net of reserves: $5,927 in 1999 and $4,490 in 1998)                              497,738     394,246
Loans held for sale (fair value:  $25,326 in 1998)                                                      --      25,250
Investments in unconsolidated entities                                                              11,427       5,538
Premises and equipment, net                                                                         16,443      10,707
Accrued interest receivable                                                                          4,162       3,245
Net deferred income tax assets (liabilities)                                                      (1,506)        277
Other assets                                                                                        10,250      10,094
                                                                                                  --------    --------

         Total assets                                                                             $765,534    $646,813
                                                                                                  ========    ========

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
         Non-interest-bearing                                                                     $ 65,305    $ 54,934
         Interest-bearing                                                                          456,134     353,228
    Securities sold under agreement to repurchase:
         Short-term                                                                                 47,145      40,150
         Long-term                                                                                  24,000      35,000
   Other short-term borrowings                                                                       3,622       5,791
   Other long-term debt                                                                             85,000      83,475
   Subordinated debt                                                                                 3,000       3,000
   Payable for securities purchased                                                                  4,892       5,844
   Accrued interest payable                                                                          2,936       2,260
   Other liabilities                                                                                11,240       7,146
                                                                                                  --------    --------
         Total liabilities                                                                         703,274     590,828
                                                                                                  --------    --------

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding
   solely junior subordinated debentures of the Corporation                                         14,451      14,431

Commitments and contingencies (Note 15)
Shareholders' equity:
   Serial preferred stock--$.01 par value; 1,000,000 shares authorized but unissued                     --          --
   Junior participating preferred stock--$.01 par value; 1,010 shares authorized but unissued           --          --
   Common stock--$1 par value; 12,000,000 shares authorized; 5,680,000 and 5,263,000 shares
     issued and outstanding at December 31, 1999 and December 31, 1998, respectively                 5,680       5,263
   Treasury stock (152,000 and 177,000 shares at December 31, 1999 and December 31, 1998,
     respectively)                                                                                  (1,963)     (2,287)
   Unearned Employee Stock Ownership Plan shares (14,000 and 24,000 shares at December 31,
     1999 and December 31, 1998, respectively)                                                         (64)       (114)
   Unearned compensation--restricted stock awards                                                   (1,051)         --
   Capital surplus                                                                                  42,612      39,586
   Retained earnings (deficit)                                                                       1,361        (399)
   Net accumulated other comprehensive income (loss)                                                 1,234        (495)
                                                                                                  --------    --------

         Total  shareholders' equity                                                                47,809      41,554
                                                                                                  --------    --------

         Total liabilities, Corporation-obligated mandatorily redeemable capital securities
           and shareholders' equity                                                               $765,534    $646,813
                                                                                                  ========    ========


See Notes to Consolidated Financial Statements.

Consolidated Statements of Income
(Dollars in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                        1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and leases                                                                    $40,952        $35,468         $29,807
   Mortgage-backed securities                                                            8,008          8,686           6,065
   Investment securities                                                                 2,346          1,017             447
   Other                                                                                   868            158             178
                                                                                       -------       --------        --------
       Total interest income                                                            52,174         45,329          36,497
                                                                                       -------       --------        --------

Interest expense:
   Deposits                                                                             16,759         14,466          12,357
   Short-term borrowings                                                                 2,199          3,164           2,266
   Long-term debt                                                                        6,474          4,820           3,271
                                                                                       -------       --------        --------
       Total interest expense                                                           25,432         22,450          17,894
                                                                                       -------       --------        --------

Net interest income                                                                     26,742         22,879          18,603
Provision for loan and lease losses                                                      3,548            959           1,509
                                                                                       -------       --------        --------

Net interest income after provision for loan and lease losses                           23,194         21,920          17,094
                                                                                       -------       --------        --------

Non-interest income:
   Service charges on deposits                                                           2,097          1,663           1,451
   Lease financing fees                                                                  1,531          1,414           1,352
   Teleservices fee income                                                               3,406          1,034             663
   Mutual fund, annuity and insurance commissions                                        2,669             --              --
   Loan brokerage and advisory fees                                                      2,385          2,108             842
   Client warrant income                                                                 4,188             --              --
   Equity in unconsolidated entities                                                     2,524            222              --
   Gain on sale of mortgage servicing rights                                                --             --             978
   Gain (loss) from sale of securities                                                    (347)           533             226
   Gain (loss) on sale of loan and lease receivables                                       (20)           418             176
   Other                                                                                 2,560          1,268             954
                                                                                       -------       --------        --------
       Total non-interest income                                                        20,993          8,660           6,642
                                                                                       -------       --------        --------

Non-interest expense:
   Salaries and employee benefits                                                       17,586         11,272           8,554
   Occupancy                                                                             1,606          1,280           1,127
   Data processing                                                                       1,175          1,073           1,067
   Professional services                                                                 2,222          1,117           1,026
   Furniture, fixtures and equipment                                                     1,623          1,085             842
   Loan and real estate owned expenses, net                                                720            592             510
   Capital securities expense                                                            1,595          1,593             925
   Other                                                                                 7,446          4,664           3,996
                                                                                       -------       --------        --------
       Total non-interest expense                                                       33,973         22,676          18,047
                                                                                       -------       --------        --------
Income before income taxes and cumulative effect of accounting change                   10,214          7,904           5,689
Income tax expense                                                                       3,543          2,878           2,222
                                                                                       -------       --------        --------

Income before cumulative effect of accounting change                                     6,671          5,026           3,467
Cumulative effect of accounting change (net of tax benefit of $26)                          --            (46)             --
                                                                                       -------       --------        --------
Net income                                                                             $ 6,671       $  4,980        $  3,467
                                                                                       =======       ========        ========

Basic income per common share before cumulative effect of accounting change            $  1.21       $    .98        $    .78
Diluted income per common share before cumulative effect of accounting change             1.15            .89             .72
Basic net income per common share                                                         1.21            .97             .78
Diluted net income per common share                                                       1.15            .88             .72
Dividends per share                                                                        .17            .13             .09
Average common shares outstanding                                                    5,503,259      5,124,681       4,447,141
Diluted average common shares outstanding                                            5,810,089      5,627,588       4,809,070

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

For the years ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------------------
                                                                        Unearned
                                                                       Compensation                       Net Accumulated
                                                            Unearned   Restricted                             Other
                                         Common   Treasury    ESOP       Stock       Capital   Retained   Comprehensive
                                         Stock     Stock     Shares      Awards      Surplus   Earnings   Income (Loss)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              $3,847      $--    $(214)     $    --      $18,154     $(995)       $(198)
Issuance of common stock under
  employee benefit plans (35,005
  common shares; 9,825 ESOP shares)           35       --       50           --          112        --           --
Net income                                    --       --       --           --           --     3,467           --
Other comprehensive loss, net
  of tax (a)                                  --       --       --           --           --        --          658
Net comprehensive income
Acquisition of subsidiaries
  (53,097 common shares)                      53       --       --           --          747        35           --
Cash dividend declared                        --       --       --           --           --      (389)          --
Distribution of stock dividend
  (190,636 common shares;
  2,034 ESOP shares)                         191       --       --           --        1,937    (2,128)          --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               4,126       --     (164)          --       20,950       (10)         460

Issuance of common stock in stock
  offering (792,800 common shares)           793       --       --           --       13,468        --           --
Issuance of stock under employee
  benefit plans (47,774 common
  shares; 10,525 ESOP shares)                 48       --       50           --          334        --           --
Exercise of stock warrants (26,250            26       --       --           --          124        --           --
  common shares)
Net income                                    --       --       --           --           --     4,980           --
Other comprehensive loss, net of
  tax (a)                                     --       --       --           --           --        --         (955)
Net comprehensive income                      --       --       --           --           --        --
Purchase of treasury stock
  (231,000 treasury shares)                   --   (3,098)      --           --           --        --           --
Acquisition of subsidiary
  (54,003 treasury shares)                    --      811       --           --          (61)       --           --
Investment in unconsolidated
  subsidiary (21,153 common shares)           21       --       --           --          309        --           --
Cash dividend declared                        --       --       --           --           --      (658)          --
Distribution of stock dividend
  (249,653 common shares;
  300 treasury shares;
  1,644 ESOP shares)                         249       --       --           --        4,462    (4,711)          --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,  1998              5,263   (2,287)    (114)          --       39,586      (399)        (495)

Issuance of stock under employee
  benefit plans (21,772 common
  shares; 107,709 treasury shares;
  10,799 ESOP shares)                         22    1,319       50       (1,066)         134        --           --
Retirement of restricted stock
  awards (1,300 common shares)                (1)      --       --           15          (14)       --           --
Exercise of stock warrants
  (125,971 common shares;
  122,088 treasury)                          126    1,666       --           --         (442)       --           --
Early retirement of warrants                  --       --       --           --         (331)       --           --
Net income                                    --       --       --           --           --     6,671           --
Other comprehensive income, net
  of tax (a)                                  --       --       --           --           --        --        1,729
Net comprehensive income
Purchase of treasury stock
  (202,500 treasury shares)                   --   (2,661)      --           --           --        --           --
Cash dividend declared                        --       --       --           --           --      (962)          --
Distribution of stock dividend
  (269,997 common shares; 2,250
   treasury shares; 799 ESOP shares)         270       --       --           --        3,679    (3,949)          --
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $5,680  $(1,963)   $ (64)     $(1,051)     $42,612   $ 1,361       $1,234
===============================================================================================================================

---------------------------------------------------------------------


                                                           Total
                                         Comprehensive  Shareholders'
                                            Income        Equity
--------------------------------------------------------------------
Balance at December 31, 1996                              $20,594
Issuance of common stock under
  employee benefit plans (35,005
  common shares; 9,825 ESOP shares)                           197
Net income                                 $3,467           3,467
Other comprehensive loss, net
  of tax (a)                                  658            658
                                           ------
Net comprehensive income                   $4,125
                                           ======
Acquisition of subsidiaries
  (53,097 common shares)                                      835
Cash dividend declared                                       (389)
Distribution of stock dividend
  (190,636 common shares;
  2,034 ESOP shares)                                           --
---------------------------------------                  ------------
Balance at December 31, 1997                               25,362

Issuance of common stock in stock
  offering (792,800 common shares)                         14,261
Issuance of stock under employee
  benefit plans (47,774 common
  shares; 10,525 ESOP shares)                                 432
Exercise of stock warrants (26,250                            150
  common shares)
Net income                                 $4,980           4,980
Other comprehensive loss, net of
  tax (a)                                    (955)           (955)
                                           ------
Net comprehensive income                   $4,025
                                           ======

Purchase of treasury stock
  (231,000 treasury shares)                                (3,098)
Acquisition of subsidiary
  (54,003 treasury shares)                                    750
Investment in unconsolidated
  subsidiary (21,153 common shares)                           330
Cash dividend declared                                       (658)
Distribution of stock dividend
  (249,653 common shares;
  300 treasury shares;
  1,644 ESOP shares)                                           --
---------------------------------------                  ------------
Balance at December 31,  1998                              41,554

Issuance of stock under employee
  benefit plans (21,772 common
  shares; 107,709 treasury shares;
  10,799 ESOP shares)                                         459
Retirement of restricted stock
  awards (1,300 common shares)                                 --
Exercise of stock warrants
  (125,971 common shares;
  122,088 treasury)                                         1,350
Early retirement of warrants                                 (331)
Net income                                 $6,671           6,671
Other comprehensive income, net
  of tax (a)                                1,729           1,729
                                           ------
Net comprehensive income                   $8,400
                                           ======
Purchase of treasury stock
  (202,500 treasury shares)                                (2,661)
Cash dividend declared                                       (962)
Distribution of stock dividend
  (269,997 common shares; 2,250
   treasury shares; 799 ESOP shares)                           --
---------------------------------------                  ------------
Balance at December 31, 1999                              $47,809
=======================================                  ============


(a) Calculation of other comprehensive income
      (loss) net of tax:                                                1999       1998      1997
---------------------------------------------------------------------------------------------------
    Unrealized holding gains (losses) arising during                  $1,500      $(603)     $ 807
      the period, net of tax
    Less: Reclassification adjustment for gains(losses) included
      in net income, net of tax                                         (229)       352        149
                                                                      ------      -----      -----
    Other comprehensive income (loss), net of tax                     $1,729      $(955)     $ 658
                                                                      ======      =====      =====



See Notes to Consolidated Interim Financial Statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                       1999         1998          1997
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                      $   6,671    $   4,980    $   3,467
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                     1,587        1,483        1,187
     Provision for loan and lease losses                                               3,548          959        1,509
     Deferred income tax expense                                                         893           13        1,681
     Gain from mortgage banking activities                                                --           --         (978)
     Gain from sale of loans held for sale                                               (14)          --           --
     (Gain) loss from sales of loans and leases                                           34         (418)        (176)
     (Gain) loss from sales of securities available for sale                             347         (533)        (226)
     Realized loss on transfer of mortgage-backed securities                              --           72           --
     (Gain) loss on sale of ORE properties                                                --         (203)          10
     Amortization of deferred loan fees                                               (2,747)      (1,657)      (1,047)
     Amortization of premiums/accretion of discounts on securities                       903        1,076          693
     Client warrant income                                                            (4,188)          --           --
     Equity in unconsolidated entities                                                (2,524)        (222)          --
     Other, net                                                                          351          170           67
   Originations and purchases of loans held for sale                                 (11,365)     (25,250)          --
   Proceeds from sales of loans held for sale                                          9,476           --          105
   Repayments on loans held for sale                                                   4,766           --           --
   Increase in accrued interest receivable                                              (917)        (517)        (572)
   (Increase) decrease in other assets                                                  (203)      21,946        2,269
   Increase (decrease) in other liabilities                                              880      (28,029)       3,749
   Increase in accrued interest payable                                                  676          634          516
                                                                                   ---------    ---------    ---------
         Net cash flows provided by (used in) operating activities                     8,174      (25,496)      12,254
                                                                                   ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                                                (6,828)      (2,455)      (2,448)
  Purchases of investments and mortgage-backed securities available for sale         (40,273)    (168,637)     (20,479)
  Purchases of investment and mortgage-backed securities held to maturity            (12,428)      (8,350)     (12,988)
  Repayments on investment and mortgage-backed securities available for sale          32,902       28,440        8,767
  Repayments on investment and mortgage-backed securities held to maturity                --        8,788        8,409
  Proceeds from sales and calls of  investment and mortgage-backed securities
     available for sale                                                               17,132       65,241       16,969
  Maturities of investments available for sale                                            --           --        2,268
  Proceeds from sales of real estate owned                                                --          583        5,888
  Proceeds from sales of loan and lease receivables                                      875       28,343        3,418
  Purchases of loans and lease receivables                                            (4,180)     (10,079)          --
  Net increase in total loans and leases                                             (78,701)     (67,765)     (81,615)
  Net investments in unconsolidated entities                                          (3,365)      (5,144)        (172)
  Other, net                                                                            (375)          41
                                                                                   ---------    ---------    ---------
         Net cash flows used in investing activities                                 (95,241)    (130,994)     (71,983)
                                                                                   ---------    ---------    ---------
Cash flows from financing activities:
  Net increase in demand, NOW and savings deposits                                    11,038       49,796       15,037
  Net increase in time deposits                                                      102,795       14,044       17,392
  Net (decrease) increase in short-term borrowings                                   (14,205)      (6,927)         844
  Proceeds from issuance of long-term debt                                             9,000       90,000       20,000
  Dividends paid                                                                        (962)        (656)        (389)
  Proceeds from stock offerings and exercise of warrants                               1,350       14,411           --
  Retirement of warrants                                                                (331)          --           --
  Proceeds from issuance of stock under employee benefit plans                           282          221          100
  Purchase of treasury stock                                                          (2,661)      (3,098)          --
  Proceeds from issuance of capital securities                                            --           --       15,000
                                                                                   ---------    ---------    ---------
         Net cash flows provided by financing activities                             106,306      157,791       67,984
                                                                                   ---------    ---------    ---------
Net increase in cash and cash equivalents                                             19,239        1,301        8,255
Cash and cash equivalents:
   Beginning of year                                                                  20,687       19,386       11,131
                                                                                   ---------    ---------    ---------
   End of year                                                                     $  39,926    $  20,687    $  19,386
                                                                                   =========    =========    =========
Supplemental disclosures:
   Net conversion of loans receivable to real estate owned                         $      66    $      --    $   4,055
   Transfer of loans held for sale to portfolio                                       22,305           --           --
   Transfer of investment securities available for sale to held to maturity            9,464           --           --
   Transfer of mortgage-backed securities held to maturity to available for sale          --       40,147           --
   Exercise of client warrants                                                         3,256           --           --

Cash payments for:
      Income taxes                                                                 $   3,723    $   3,973    $     247
      Interest                                                                        24,756       21,816       17,530

See Notes to Consolidated Interim Financial Statements.

(1)      Summary of Significant Accounting Policies

         Progress Financial Corporation and its subsidiaries (the "Company") follow accounting principles and reporting practices which are in accordance with generally accepted accounting principles in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the period. Actual results could differ from such estimates.

         The material estimates relate to the determination of the allowance for loan and lease losses, the deferred tax asset valuation allowance, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan and lease losses and real estate owned, management obtains independent appraisals for collateral dependent loans and significant properties.

         The more significant accounting policies are summarized below. Certain prior period amounts have been reclassified when necessary to conform with current year classifications. Tabular information is presented in thousands of dollars.

Basis of Presentation

         The consolidated financial statements include the accounts of Progress Financial Corporation and its subsidiaries; Progress Bank (the "Bank"), Progress Realty Advisors, Inc. ("PRA"), Progress Capital Inc. ("PCI"), Procall Teleservices, Inc. ("PTI"), Progress Development Corp. ("PDC"), Progress Financial Resources, Inc. ("PFR"), and Progress Capital Management, Inc. ("PCM"). All significant intercompany transactions and balances have been eliminated.

         Significant estimates are made by management in determining the allowance for loan and lease losses and carrying values of real estate owned. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan and lease losses and carrying value of real estate assets is dependent, to a great extent, on general and other conditions that may be beyond the Company's control, it is at least reasonably possible that the Company's estimates of the allowance for loan and lease losses and the carrying values of the real estate assets could differ materially in the near term.

         The earnings of the Company depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and leases and investments, and the interest paid on its interest-bearing liabilities; such as deposits and borrowings. Accordingly, the operations of the Company are subject to broad risks and uncertainties surrounding its exposure to changes in the interest rate environment.

Cash and Cash Equivalents

         The Company's cash and due from other financial institutions are classified as cash and cash equivalents, which have an original maturity of three months or less.

Trading, Investment and Mortgage-Backed Securities

         The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires debt and equity securities to be classified and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and are reported at fair value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading securities are classified as "securities available for sale" and are reported at fair value with unrealized gains and losses excluded from earnings, but reported as a separate component of shareholders' equity, net of deferred income taxes.

         Investment and mortgage-backed securities classified as available for sale include such items that management intends to use as part of its asset-liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other strategic factors. When an investment or mortgage-backed security is sold, any gain or loss is recognized utilizing the specific identification method.

Real Estate Owned

         Real estate acquired in partial or full satisfaction of loans are classified as real estate owned ("REO"). Prior to transferring a real estate loan to REO, it is written down to the lower of cost or estimated fair value less estimated selling costs (net realizable value) through a charge to the allowance for loan and lease losses. Subsequently, valuations are periodically performed by management, and any decline in net realizable value is charged to operations. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are only capitalized when carrying value does not exceed net realizable value. If a sale of real estate owned results in a gain or loss, the gain or loss is charged to operations as incurred.

Investments in Unconsolidated Entities

         Investments in unconsolidated entities consist of partnerships, corporate joint ventures and other investments in which the Company owns 50% or less of the common stock. Investments in unconsolidated entities which the Company has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All others are accounted for under the cost method.

Premises and Equipment

         Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed based on the estimated useful lives of the assets using the straight-line method. Gains and losses are recognized upon disposal of the assets. Maintenance and repairs are recorded as expenses.

Federal Income Taxes

         The Company and its subsidiaries file a consolidated Federal income tax return. Certain items of income and expense (primarily net operating losses, depreciation, provision for loan and lease losses, and real estate owned losses) are reported in different periods for tax purposes. Deferred taxes are provided on such temporary differences existing between financial and income tax reporting subject to the deferred tax asset realization criteria required under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109".)

Loans Held for Sale

         Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. Net unrealized losses are charged to income in the period in which they arise.

Loans and Leases

         Loans and leases are stated at the principal amount outstanding, excluding unearned interest and allowance for loan and lease losses and including unamortized initial direct costs.

         The company originates direct finance leases accounted for in accordance with SFAS No. 13 "Accounting for Leases." Under this method, the excess of minimum rentals plus estimated residual value over the cost of equipment is recorded as unearned income and amortized over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

         The accrual of interest on commercial loans and leases is discontinued when they become 90 days past due and when, in management's judgment, it is determined that a reasonable doubt exists as to their collectibility. The accrual of interest is also discontinued on residential mortgage and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by real estate and have a loan to value ratio less than 75% for first mortgage loans and 60% for second mortgage loans. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

         Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to yield. The unamortized balance of such net loan origination fees is reported on the Company's consolidated statements of financial condition as part of loans. Lease origination and commitment fees and related costs are deferred and the amount is amortized as an adjustment to the related asset's yield.

Allowance for Loan and Lease Losses

         An allowance for loan and lease losses is maintained at a level that management considers adequate to provide for potential losses in the loan and lease portfolio. Management's periodic evaluation of the adequacy of the allowance is based upon examination of the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses includes reserves for impaired loans. All non-accrual loans are considered impaired loans. The measurement of impaired loans may be based on the present value of expected future cash flows discounted at the historical effective rate or based on the fair value of the underlying collateral. Impairment criteria are applied to the loan portfolio exclusive of smaller balance homogeneous loans such as residential mortgages and consumer loans which are evaluated collectively for impairment.

Treasury Stock

         The Company accounts for treasury stock purchases at cost. Shares are reissued on a FIFO (first-in-first-out) basis.

Earnings Per Share

         The Company presents "Earnings Per Share" on a basic per-share amount for income from continuing operations and on a diluted basis. The per share results of operations were computed by dividing net income by the weighted average number of shares outstanding during the period. Shares outstanding do not include treasury shares and Employee Stock Ownership Plan ("ESOP") shares that were purchased and unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers Accounting for Employees Stock Ownership Plans." Prior period amounts have been restated to reflect stock dividends paid during 1999 and 1998.

Accounting for Derivative Instruments

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company chose to adopt SFAS 133 in 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements. As permitted under SFAS 133, the Company transferred $40.1 million, gross of unrealized losses of $276,000 and net of realized losses of $72,000, of mortgage-backed securities from the held to maturity to the available for sale portfolio in the third quarter of 1998. The realized loss of $46,000, net of tax benefit of $26,000, was presented as the cumulative effect of accounting change on the Consolidated Statement of Operations.

         Under SFAS 133 client warrants are considered derivatives and should be marked to market through earnings if readily convertible to cash. At December 31, 1999, the Company owned warrants on common stock in approximately 32 companies which were not readily convertible to cash as they contained certain conditions which precluded their convertibility; and hence, have not been included in assets. If, in the future, those conditions were to be satisfied and the underlying common stock were to become marketable, the warrants would be recorded at fair value as an adjustment to current earnings.

(2)      Acquisitions

         The following acquisitions were accounted for as purchases. Goodwill on these transactions has been recorded in other assets and will be amortized on the straight-line basis over 15 years.

                                                              Date        Purchase
                                                           Completed       Price        Shares Issued     Goodwill
----------------------------------------------------------------------------------------------------------------------
Primary Capital Corp.                                       11/20/98         $750     54,003 Treasury         $823
Atlantic Mortgage & Investment Company                      12/22/97          900     31,821 Common            934
Progress Realty Advisors, L.P.                              10/17/97          300     21,276 Common            144
Allied Commercial Mortgage and Asset Management             10/16/97          488            --                484

         On January 14, 1998, the Company acquired PAM Holding Corporation and its subsidiaries, PAM Financial and PAM Investment Company, which had audited assets and shareholders' equity of $15.5 million and $235,000 respectively, at December 31, 1997. The transaction was accounted for under the pooling of interests method of accounting during 1998 and accordingly, prior year financial statements have been restated to reflect the impact of the transaction. The Company issued 61,835 shares of common stock for all of PAM Holding Corporation's common shares outstanding.

         On November 20, 1998, the Company acquired Primary Capital Corp., a Pennsylvania based leasing company with assets of approximately $1.1 million. The transaction was recorded under the purchase method of accounting and generated goodwill amounting to $823,000.

(3)      Cash and Due from Other Financial Institutions

         Progress Bank is required by the Federal Reserve Board to maintain reserves based principally on deposits outstanding and are included in cash and due from other financial institutions. At December 31, 1999 and 1998, required reserves were $3.9 million and $4.8 million, respectively.

(4)      Trading Securities

         Trading securities at December 31, 1999 were equity securities acquired through the exercise of client warrants. The change in net unrealized holding gains on trading securities that has been included in client warrant income were $2.7 million during 1999. The Company held no trading securities in 1998.

(5)      Investment and Mortgage-Backed Securities

         The Bank is required under current Office of Thrift Supervision ("OTS") regulations to maintain defined levels of liquidity and utilizes certain investments that qualify as liquid assets. To meet these requirements, the Bank utilizes deposits with the Federal Home Loan Bank of Pittsburgh ("FHLB") and United States government and agency obligations. The following tables detail the amortized cost, carrying value and estimated fair value of the Company's investments and mortgage-backed securities:

                                                           Gross         Gross       Estimated
                                            Amortized   Unrealized    Unrealized        Fair        Carrying
       At December 31, 1999                   Cost         Gains        Losses         Value          Value
       ---------------------------------------------------------------------------------------------------------
       Available for Sale:
       ---------------------------------------------------------------------------------------------------------
         Equity Investments                $   4,564      $7,598      $    --         $  12,162     $  12,162
         U.S. Government Agencies             17,107          --          330            16,777        16,777
         Corporate bonds                       1,900          --          207             1,693         1,693
         Mortgage-backed securities          123,958           2        5,074           118,886       118,886
       ---------------------------------------------------------------------------------------------------------
       Total available for sale
         securities                        $ 147,529      $7,600      $ 5,611         $ 149,518     $ 149,518
       =========================================================================================================
       Held to Maturity:
       ---------------------------------------------------------------------------------------------------------
         Federal Home Loan Bank Stock      $   4,923      $   --      $    --         $   4,923     $   4,923
         U.S. Government Agencies             14,581          30          356            14,255        14,581
         Municipal bonds                      14,805           1        1,070            13,736        14,805
       ---------------------------------------------------------------------------------------------------------
       Total held to maturity securities   $  34,309      $   31      $ 1,426         $  32,914     $  34,309
       =========================================================================================================

                                                           Gross         Gross       Estimated
                                            Amortized   Unrealized    Unrealized        Fair        Carrying
       At December 31, 1998                   Cost         Gains        Losses         Value          Value
       ---------------------------------------------------------------------------------------------------------
       Available for Sale:
       ---------------------------------------------------------------------------------------------------------
         Equity Investments                $   4,714      $  197      $   224         $   4,687     $   4,687
         U.S. Government Agencies              2,000           1           --             2,001         2,001
         Corporate bonds                       1,895          --          265             1,630         1,630
         Municipal bonds                       9,599          16           24             9,591         9,591
         Mortgage-backed securities          146,910         168          619           146,459       146,459
       ---------------------------------------------------------------------------------------------------------
       Total available for sale
         securities                        $ 165,118      $  382      $ 1,132         $ 164,368     $ 164,368
       =========================================================================================================
       Held to Maturity:
       ---------------------------------------------------------------------------------------------------------
       Federal Home Loan Bank Stock        $   4,923      $   --      $    --         $   4,923     $   4,923
       U.S. Government Agencies                7,478         146           --             7,624         7,478
       ---------------------------------------------------------------------------------------------------------
       Total held to maturity securities   $  12,401      $  146      $    --         $  12,547     $  12,401
       =========================================================================================================

         Investment and mortgage-backed securities pledged as collateral for FHLB borrowings amounted to $30.1 million and $33.7 million at December 31, 1999 and 1998, respectively. Investment securities pledged to the Federal Reserve Bank for Small Business Administration loans amounted to $970,000 and $1.0 million at December 31, 1999 and 1998, respectively. Investment and mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $85.3 million and $86.1 million at December 31, 1999 and 1998, respectively. Investment and mortgage-backed securities pledged as collateral for public funds amounted to $14.1 million and $15.6 million at December 31, 1999 and 1998, respectively. Investment and mortgage-backed securities pledged to the Federal Reserve Bank to secure borrowings and Treasury, Tax and Loan balances amounted to $2.7 million and $2.2 million at December 31, 1999 and 1998, respectively.

         The amortized cost and estimated fair value of the Company's debt securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to the right to call or prepay such obligations with or without prepayment penalties. Mortgage-backed securities mature over the life of the security through regular principal payments and are subject to prepayment risk.

                                                                     Amortized       Estimated Fair
         At December 31, 1999                                          Cost              Value
         -------------------------------------------------------------------------------------------
         Available for Sale:
            Due one year or less                                   $  1,107             $  1,107
            Due after one year through five years                     1,000                  970
            Due five years through ten years                         15,000               14,700
            Due after ten years                                       1,900                1,693
            Mortgage-backed securities                              123,958              118,886
         -------------------------------------------------------------------------------------------
                   Total debt securities available for sale        $142,965             $137,356
         ===========================================================================================
         Held to Maturity:
            Due after ten years                                    $ 29,386             $ 27,991
         -------------------------------------------------------------------------------------------
                    Total debt securities held to maturity         $ 29,386             $ 27,991
         ===========================================================================================

         Proceeds from sales of investment and mortgage-backed securities available for sale were $15.9 million, $63.2 million and $14.5 million in 1999, 1998 and 1997, respectively. Proceeds from calls of investment and mortgage-backed securities available for sale were $1.2 million, $2.0 million and $2.5 million in 1999, 1998 and 1997, respectively.

         Total realized gains in 1999, 1998 and 1997 on the sale of investment and mortgage-backed securities classified as available for sale were $439,000, $824,000 and $448,000, respectively. Total realized losses in 1999, 1998 and 1997 on the sale of investment and mortgage-backed securities classified as available for sale was $446,000, $291,000 and $221,000, respectively. Net realized gains included above on the sale of equity securities available for sale acquired through the exercise of client warrants during 1999 of $349,000 was recorded in client warrant income. Additionally, realized gains on calls of mortgage-backed securities in 1999 were $8,000.

         During 1999, the Company transferred $9.7 million in investments securities from the available for sale to the held to maturity category. The investments were transferred at fair value. Unrealized losses, net of tax, on the date of transfer amounted to $89,000. At December 31, 1999 the remaining unrealized losses, net of tax, were $79,000 and are reported in net accumulated other comprehensive income.

         During 1998, the Company implemented SFAS 133, resulting in the transfer of $40.1 million, gross of unrealized losses of $276,000, and net of realized losses of $72,000, of mortgage-backed securities previously held to maturity to the available for sale portfolio.

(6)      Loans and Leases, Net

         The components of loans and leases at December 31, 1999 and 1998 are detailed below:

          At December 31,                                                                      1999          1998
         -----------------------------------------------------------------------------------------------------------
          Single-family residential real estate                                            $ 40,554      $ 50,086
          Commercial real estate                                                            162,588       109,130
          Construction (net of loans in process of  $51,975 and $88,175, respectively)       58,813        44,546
          Consumer loans                                                                     34,918        27,807
          Credit card receivables                                                                --           931
          Commercial business                                                               119,807        92,737
          Lease financing                                                                   103,536        87,856
          Unearned income                                                                   (16,551)      (14,357)
          Allowance for loan and lease losses                                                (5,927)       (4,490)
         -----------------------------------------------------------------------------------------------------------
          Total loans and leases, net                                                      $497,738      $394,246
         ===========================================================================================================

         For the years ended December 31, 1999 and 1998, the average recorded investment in impaired loans was approximately $4.5 million and $2.6 million, respectively. At December 31, 1999 and 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 "Accounting by Creditors for Impairment of a Loan" totaled $5.7 million and $3.7 million, respectively.

         The Company is a lessor of equipment and machinery under agreements expiring at various dates through the Year 2006. At December 31, 1999, the components of lease financing are as follows:

             2000                                                     $ 40,513
             2001                                                       31,359
             2002                                                       19,458
             2003                                                        8,547
             2004                                                        2,933
             2005                                                          386
             2006                                                          340
             ------------------------------------------------------------------
             Total future minimum lease payments receivable
                 including estimated residual value of $7,611          103,536
             Unearned income                                           (16,551)
             ------------------------------------------------------------------
             Total lease financing receivables                        $ 86,985
             ==================================================================

         At December 31, 1999, 1998, and 1997, the Company was servicing loans, including participations sold, in the amounts of $240.4 million, $179.6 million and $131.4 million, respectively, for the benefit of others.

         Loans receivable from executive officers and directors, including loans and leases to related persons and entities, consisted of the following activity:

         For the years ended December 31,                 1999             1998             1997
         ----------------------------------------------------------------------------------------------
         Balances at beginning of year                   $3,327           $   659           $1,205
          Additional loans and leases granted             5,535             3,034              161
          Repayments                                     (2,637)             (366)            (325)
          Other changes                                      --                --             (382)
         ----------------------------------------------------------------------------------------------
         Balances at end of year                         $6,225            $3,327           $  659
         ==============================================================================================

         Other changes resulted from the charge off of loans and leases to a company in which a related party had an equity interest.

         The following is a summary of the activity in the allowance for loan and lease losses:

         For the years ended December 31,                      1999              1998              1997
         -------------------------------------------------------------------------------------------------------
         Balance at beginning of year                         $4,490             $3,863          $3,768
         Provisions for loan and lease losses                  3,548                959           1,509
         Losses charged against the allowance                 (2,554)              (755)         (1,667)
         Recoveries on charge-off loans                          443                423             253
         -------------------------------------------------------------------------------------------------------
         Balance at end of year                               $5,927             $4,490          $3,863
         =======================================================================================================

(7)      Loans Held for Sale

         The Company had no loans held for sale at December 31, 1999. At December 31, 1998 the Bank held $25.3 million in commercial real estate loans classified as held for sale and carried at the lower of aggregate cost or market value.

(8)      Investments in Unconsolidated Entities

         Investments in Unconsolidated Entities at December 31, 1999 and 1998 are detailed below:

         At December 31,                                                        1999           1998
         ---------------------------------------------------------------------------------------------
         Investment in Ben Franklin/Progress Capital Fund, L.P. (A)          $ 4,771         $1,315
         Other investments in unconsolidated entities (B)                      6,656          4,223
         ---------------------------------------------------------------------------------------------
         Total                                                               $11,427         $5,538
         =============================================================================================

     (A) The Company owns approximately 36% of the Ben Franklin/Progress Capital Fund, L.P. ("Ben Franklin"), which was formed on December 30, 1997, and accounts for its investment under the equity method. Financial statements for Ben Franklin are filed herewith as Exhibit
          99. Condensed financial data of Ben Franklin follows:

              For the years ended December 31,                                1999           1998           1997
              -----------------------------------------------------------------------------------------------------
              Summary of Operations
              --------------------------------------------------------
              Revenues                                                     $   357         $  235           $  7
              Expenses                                                         294            298              4
              Net increase in investment valuation                           6,725            --              --
              -----------------------------------------------------------------------------------------------------
                 Net increase (decrease) in partners' capital
                     resulting from operations                             $ 6,788         $  (63)          $  3
              -----------------------------------------------------------------------------------------------------
                The Company's equity (loss) in Ben Franklin                $ 2,822         $  (17)          $ --
              =====================================================================================================

              --------------------------------------------------------
              At December 31,                                                 1999           1998
              --------------------------------------------------------------------------------------
              Balance Sheet Data
              --------------------------------------------------------
              Assets:
                Venture capital investments, at fair value                 $ 9,830         $3,300
                Cash and temporary investments                               2,258            740
                Other assets                                                   100             57
              --------------------------------------------------------------------------------------
                     Total assets                                          $12,188         $4,097
              ======================================================================================
              Liabilities and Partners' Capital:
                Liabilities                                                $    36         $  543
                Partners' capital                                           12,152          3,554
              --------------------------------------------------------------------------------------
                     Total liabilities and partners' capital               $12,188         $4,097
              ======================================================================================

     (B) Includes a $4.0 million and a $2.2 million investment at December 31, 1999 and 1998, respectively, in New Seasons Assisted Living Communities Series "C" preferred stock, accounted for under the cost method; a $2.1 million and a $2.0 million investment at December 31, 1999 and 1998, respectively, in Progress Development I L.P., owned 50% by the Company and accounted for under the equity method; and a $861,000 investment at December 31, 1999 in NewSpring Venture Fund, L.P., accounted for under the equity method.

(9)      Premises and Equipment

         Land, office buildings and equipment, at cost, are summarized by major classification:

         ------------------------------------------------------------------------------------------------------
         At December 31,                                             Estimated Life         1999       1998
         ------------------------------------------------------------------------------------------------------
         Premises and Equipment Occupied by Company:
           Land                                                                           $ 2,931     $ 1,162
           Buildings and leasehold improvements                  (40 years or lease         7,468       5,894
                                                                 term)
           Furniture, fixtures and equipment                     (3-5 years)               12,836       9,731
         ------------------------------------------------------------------------------------------------------
                                                                                           23,235      16,787
           Accumulated depreciation                                                        (8,849)     (7,707)
         ------------------------------------------------------------------------------------------------------
              Total premises and equipment occupied by Company                             14,386       9,080
         ------------------------------------------------------------------------------------------------------
         Property Held for Lease:
           Buildings and leasehold improvements                  (40 years or lease         2,205       1,732
                                                                 term)
           Accumulated depreciation                                                          (148)       (105)
         ------------------------------------------------------------------------------------------------------
              Total property held for lease                                                 2,057       1,627
         ------------------------------------------------------------------------------------------------------
         Total Premises and Equipment, Net                                                $16,443     $10,707
         ======================================================================================================

         Depreciation expense for the years ended December 31, 1999, 1998 and 1997, was $1.5 million, $1.1 million and $870,000, respectively.

         At December 31, 1999, the Company leased a number of its office facilities. The leases provide a schedule of minimum rent for each lease year or provide for a minimum rental for each lease year as a stated percentage increase or based upon the consumer price index increase. Generally, the leases provide for the option to renew with specified terms. At December 31, 1999, minimum future non-cancelable rental payments under operating leases are as follows:

             -------------------------------------------------------------
             Premises and Equipment Occupied by Company:
             -------------------------------------------------------------
             2000                                                 $1,389
             2001                                                  1,160
             2002                                                  1,102
             2003                                                  1,080
             2004                                                    903
             -------------------------------------------------------------
             Total                                                $5,634
             =============================================================

         Rental expense for the years ended December 31, 1999, 1998, and 1997 was $1.2 million, $914,000 and $691,000, respectively.

         The Company was the lessor of office space on two of its properties. The leases provide a schedule of minimum rent for each lease year and several leases provide for the option to renew with specified terms. At December 31, 1999, minimum future non-cancelable rental payments to be received under operating leases are as follows:

             ------------------------------------------------------------
             Property Held for Lease:
             ------------------------------------------------------------
             2000                                                $  436
             2001                                                   426
             2002                                                   405
             2003                                                   204
             2004                                                    --
             -------------------------------------------------------------
             Total                                               $1,471
             =============================================================

(10)     Other Assets

         The following items are included in other assets:

             At December 31,                          1999              1998
             ----------------------------------------------------------------
             Mortgage servicing rights              $   157           $   129
             Accounts receivable                      3,046             3,396
             Goodwill                                 4,914             5,130
             Other real estate owned                     66                --
             Other assets                             2,067             1,439
             ----------------------------------------------------------------
             Total                                  $10,250           $10,094
             ================================================================

         Mortgage servicing rights include $68,000 and $34,000 of purchased mortgage servicing rights at December 31, 1999 and 1998, respectively; and, $89,000 and $95,000 at December 31, 1999 and 1998, respectively, of originated mortgage servicing rights which have been capitalized in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At December 31, 1999, 1998 and 1997, the Company was servicing loans, including participations sold, in the amounts of $240.4 million, $179.6 million and $131.4 million, respectively, for the benefit of others. In 1997 the Company sold $347.4 million of purchased mortgages servicing rights which resulted in a gain of $978,000.

(11)     Securities Sold Under Agreement to Repurchase

         U. S. agency investment and mortgage-backed securities sold under repurchase agreements are detailed below by date of maturity:

--------------------------------------------------------------------------------------------------------------------------
                                                                             Less than
December 31, 1999                                           Overnight         30 days        30-90 days    Over 90 days*
--------------------------------------------------------------------------------------------------------------------------
(including accrued interest):
     Carrying value                                           $--             $6,126          $18,863         $55,513
     Market value                                              --              6,126           18,863          55,513
   Repurchase borrowings (including accrued interest)          --              5,497           16,669          49,389
   Average borrowing interest rate                             --%              5.53%            5.93%           5.31%
--------------------------------------------------------------------------------------------------------------------------

* Includes $24.0 million in long-term securities purchased under agreement to repurchase at fixed rates ranging between 4.93% and 5.71%, and maturities ranging from February 1, 2001 through June 20, 2003.

         Included in the above table are U. S. agency investment and mortgage-backed securities including accrued interest sold under agreement to repurchase with Salomon Brothers which exceed the repurchase liability adjusted for accrued interest by $8.4 million. The weighted average maturity of these repurchase agreements is 13 months. During 1999 $15.0 million in securities purchased under agreement to repurchase were transferred from long-term to short-term as maturities became less than one year.

(12)     Other Long-Term Debt

         Other long-term debt at December 31, 1999 and 1998 consist of the following:

         -----------------------------------------------------------------------------
         At December 31,                                   1999           1998
         -----------------------------------------------------------------------------
         FHLB borrowings                                  $85,000        $83,000
         Other long-term borrowings                            --            475
         -----------------------------------------------------------------------------
         Total                                            $85,000        $83,475
         =============================================================================

         At December 31, 1999 there were $10.0 million in variable rate FHLB long-term borrowings at three-month LIBOR plus 8 basis points. At December 31, 1999 the Company had $75.0 million of FHLB long-term borrowings that contained a provision whereby, at the option of the FHLB, the borrowing may be converted to a LIBOR adjustable rate advance for the remaining term of the advance. However, the Company may choose not to accept the adjustable rate advance and would have the option, at that time, to put the borrowing back to the FHLB without penalty. At December 31, 1999, FHLB borrowings were secured by approximately $150.1 million in certain investment and mortgage-backed securities and $73.3 million in certain mortgage loans.

          During 1999, approximately $475,000 in other long-term debt was reclassified to other short-term borrowings as its maturity become less than one year.

(13)     Subordinated Debt

         The subordinated debt consists of 12 units of $250,000 notes payable June 30, 2004. The notes are redeemable at the Company's option at a price of 105% of par after July 1, 1996, declining annually thereafter to par on and after July 1, 2003. Interest is paid quarterly. The terms of the notes limit the Company's aggregate amount of long-term senior indebtedness to an amount equal to or less than the Company's net worth. At December 31, 1999, the Company's net worth was $44.8 million greater than its aggregate long-term senior indebtedness.

(14)     Income Taxes

         Income tax expense, including the tax benefit of $26,000 on the cumulative effect of accounting change in 1998, consisted of the following:

         -------------------------------------------------------------------------------------
         For the years ended December 31,                 1999         1998          1997
         -------------------------------------------------------------------------------------
         Current:
           Federal                                       $2,664        $2,752       $  381
           State                                            (14)           87          160
         Deferred:
           Federal                                          888           (71)       1,672
           State                                              5            84            9
         -------------------------------------------------------------------------------------
           Total income tax expense                      $3,543        $2,852       $2,222
         =====================================================================================

         The provision for income taxes differs from the statutory rate due to the following:

         -------------------------------------------------------------------------------------------------------
         For the years ended December 31,                                   1999         1998          1997
         -------------------------------------------------------------------------------------------------------
         Tax at statutory rate                                             $3,473        $2,663       $1,934
         State tax, net of Federal effect                                      (6)          113          171
         Interest on non-taxable loans and securities                        (140)          (10)          (8)
         Other                                                                216            86          125
         -------------------------------------------------------------------------------------------------------
         Total income tax expense                                          $3,543        $2,852       $2,222
         =======================================================================================================

         Deferred income taxes reflect the impact of differences between the financial statement and tax basis of assets and liabilities and available tax carryforwards. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

         -----------------------------------------------------------------------------------------
         At December 31,                                                    1999         1998
         -----------------------------------------------------------------------------------------
         Deferred tax assets:
           Unrealized loss on securities available for sale               $    --       $   255
           Provision for loan and lease losses                              1,927         1,389
           Investments in unconsolidated entities                              --            74
           Other                                                              154            --
         -----------------------------------------------------------------------------------------
           Total deferred tax assets                                        2,081         1,718
         -----------------------------------------------------------------------------------------
         Deferred tax liabilities:
           Unrealized gain on securities available for sale                   636            --
           Unrealized gain on trading securities                              396            --
           Direct finance lease receivable                                  1,654         1,221
           Investments in unconsolidated entities                             793            --
           Depreciation and amortization                                       57            64
           Deposit insurance premiums                                          18            37
           Other                                                               33           119
         -----------------------------------------------------------------------------------------
           Total deferred tax liabilities                                   3,587         1,441
         -----------------------------------------------------------------------------------------
         Net deferred tax assets (liabilities)                            $(1,506)      $   277
         =========================================================================================

         A valuation allowance has not been provided at December 31, 1999 and 1998 since management believes it is more likely than not that the deferred tax assets will be realized.

(15)     Commitments and Contingencies

         The Company is a party to various financial instruments required in the normal course of business to meet the financing needs of its customers, which are not included in the Consolidated Statements of Financial Condition at December 31, 1999. Management does not expect any material losses from these transactions. The Company's involvement in such financial instruments is summarized as follows:

         --------------------------------------------------------------------------------------------------------
         At December 31,                                                                  1999            1998
         --------------------------------------------------------------------------------------------------------
                                                                                      Contract or Notional Amount
                                                                                     ----------------------------
         Amounts representing credit risk:
         Commitments to extend credit (including unused lines of credit)                 $223,925       $210,584
         Standby letters of credit, financial guarantees and other letters of credit        3,983          3,551

         The Company uses the same credit policies in extending commitments and letters of credit as it does for on-balance sheet instruments. The Company controls its exposure to loss from these agreements through credit approval processes and monitoring procedures. Letters of credit and commitments to extend credit are generally issued for one year or less and may require payment of a fee. The total commitment amounts do not necessarily represent future cash disbursements, as many of the commitments expire without being drawn upon. The Company may require collateral in extending commitments, which may include cash, accounts receivable, securities, real or personal property, or other assets. For those commitments which require collateral, the value of the collateral generally equals or exceeds the amount of the commitment.

          The majority of the Company's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts.

         At December 31, 1999, the Company was party to a number of lawsuits. While any litigation has an element of uncertainty, after reviewing these actions with legal counsel, management is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of the Company.

(16)     Related Party Transactions

         The Company receives management fees from Ben Franklin and other unconsolidated entities for accounting and advisory services. For the years ended December 31, 1999 and 1998, the Company recorded management fees from Ben Franklin of $272,000 and $270,000, respectively. Aggregate management fees from other unconsolidated entities were $414,000 during 1999; there were no management fees from other unconsolidated entities in 1998. There were no management fees recorded in 1997.

         Ben Franklin has a certificate of deposit and a money market account with the Bank totaling $2.3 million and $740,000 at December 31, 1999 and 1998, respectively.

(17)     Benefit Plans

         The Company has a savings plan under Section 401(K) of the Internal Revenue Code available to all full-time employees. The plan allows employees to contribute part of their pretax or after-tax income according to specified guidelines. The Company matches a percentage of the employee contributions up to a certain limit. The expense amounted to $284,000, $206,000, and $178,000 for the years 1999, 1998 and 1997, respectively.

(18)     Capital Securities

         During 1997 the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's recently formed subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). The Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.5 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities.

(19)     Shareholders' Equity

         On May 15, 1998 the Company completed a secondary offering of 792,800 shares of common stock at a price of $19.50 per share. During 1998, the Company announced a plan to repurchase up to 356,000 shares of common stock of which 231,000 shares had been repurchased at December 31, 1998 and the remaining were repurchased during 1999. In 1999, the Company announced the authorization of a new stock repurchase program under which the Company may repurchase up to 280,000 or five percent, of its outstanding common stock of which 186,000 common shares were repurchased.

         In 1994, the Company completed the sale of $3.0 million in subordinated debentures in a private placement. Nine whole units and six half units were sold, ranging from $125,000 to $250,000 in principal amount of 8.25% subordinated notes due in 2004 and warrants to purchase 13,781 to 27,562 shares of common stock. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.44. The warrants were exercisable in whole or in part, at any time prior to June 30, 1999. During 1999 and 1998, 248,059 and 26,250 shares were issued under these warrants. Interest on the subordinated debentures is payable quarterly. The subordinated debentures are due June 30, 2004 and are redeemable after July 1, 1996.

         On April 25, 1990, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company to shareholders of record at the close of business on May 11, 1990. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $40.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

         Employee Stock Ownership Plan

         The Company's ESOP is a defined contribution plan covering all full-time employees of the Company who have one year of service and are age 21 or older. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company follows the provisions of SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans" in accounting for the ESOP. In January 1996, the ESOP borrowed funds from a third party and purchased 50,000 shares (54,878 shares after the effects of the stock dividends) of the Company's stock for the ESOP trust. Cash contributions to the ESOP have been determined based on the ESOP's total debt service less dividends paid on ESOP shares. Compensation expense of the ESOP was $154,000, $170,000, and $98,000 for 1999, 1998, and 1997, respectively. Interest expense on the borrowings was $8,000, $13,000, and $17,000 for 1999, 1998, and 1997, respectively. As of
December 31, 1999, the Company had a remaining guaranteed ESOP obligation of $74,000 included in other short-term borrowings. Of the 54,878 shares, 40,867 shares have been allocated and the 14,011 unallocated shares are reported as a reduction of shareholders' equity. At December 31, 1999, the unallocated shares had a fair value of $177,000.

         Employee Stock Purchase Plan

         In April 1996, the Company established an Employee Stock Purchase Plan ("ESPP") under which 112,956 shares were reserved for issuance. Employees can elect to purchase shares in the Company at 95% of the market price of the Company's stock on certain dates throughout the year. During 1999, 1998 and 1997, 18,722, 8,556 and 9,479 shares, respectively, were issued to employees through their participation in the ESPP. These transactions increased shareholders' equity $220,000, $106,000 and $68,000 during 1999, 1998 and 1997, respectively.

         Restricted Stock Award Plan

         In February 1999 the Board of Directors adopted a Restricted Stock Award Plan under which 81,375 shares of common stock were reserved for grant to certain employees of the Company's subsidiary Progress Financial Resources, Inc. The awards have a five-year vesting period and are accounted for in accordance with Accounting Principles Board Opinion No. 25, and related interpretations, which provide for compensation expense to be measured at the grant date and recognized as the awards vest. During 1999, the Company granted 13,657 and 65,521 shares, issued at market prices of $11.89 and $13.80, respectively. Retirements during 1999 amounted to 1,300 shares. The Company accrued $184,000 in compensation expense relating to the awards in 1999.

         Stock Incentive Plan and Directors' Stock Option Plan

         In 1993, as amended in 1997, 1998 and 1999, the Board of Directors adopted a Stock Incentive Plan which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights to key employees. The per share exercise price of an incentive stock option shall at least equal the fair market value of a share of Common Stock on the date the option is granted, and the per share exercise price of a non-qualified stock option shall at least equal the greater of par value or 85% of fair market value of a share of Common Stock on the date the option is granted. Under this plan, 603,425 shares of common stock were reserved for issuance of which 134,445 shares remained for future grants at December 31, 1999. All options were granted at the fair market value and have a one- to five-year vesting period.

         Under the Directors' Plan, which was also adopted in February 1993, and amended in 1997, each non-employee director of the Company will receive non-qualified options to purchase 579 shares (or such less number of shares as remain to be granted pursuant to the Directors' Plan) with an exercise price equal to the fair market value of a share of Common Stock on the date the option is granted. Additional options may be granted based on the level of business referrals to the Company. A total of 103,986 authorized but unissued shares of Common Stock have been reserved for issuance pursuant to the Directors' Plan. At December 31, 1999, 23,950 shares remained in the reserve for future grants.

         Options granted under each of these plans are exercisable during the period specified in each option agreement and expire no later than the tenth anniversary of the date the option was granted. The average remaining term of outstanding options at December 31, 1999 was 5.98 years. Changes in total options outstanding during 1999, 1998, and 1997 are as follows:

         For the year ended December 31, 1999         Shares Under Option     Option Price Per Share
         -------------------------------------------------------------------------------------------
         Outstanding at beginning of year                      501,988         $  .91 to $16.44
         Granted during year                                    99,502         $11.90 to $15.00
         Exercised during year                                 (35,342)        $  .91 to $13.25
         Forfeited during year                                 (40,767)        $ 7.13 to $14.97
         -------------------------------------------------------------------------------------------
         Outstanding at end of year                            525,381         $ 3.02 to $16.44
         ===========================================================================================
         Options exercisable at end of year                    405,115         $ 3.02 to $16.44
         ===========================================================================================
         For the year ended December 31, 1998
         -------------------------------------------------------------------------------------------
         Outstanding at beginning of year                      475,281         $  .91 to $14.97
         Granted during year                                    82,093         $11.79 to $16.44
         Exercised during year                                 (39,218)        $  .91 to $  7.86
         Forfeited during year                                 (16,168)        $ 4.75 to $  7.12
         -------------------------------------------------------------------------------------------
         Outstanding at end of year                            501,988         $  .91 to $16.44
         ===========================================================================================
         Options exercisable at end of year                    365,704         $  .91 to $14.97
         ===========================================================================================
         For the year ended December 31, 1997
         -------------------------------------------------------------------------------------------
         Outstanding at beginning of year                      319,086         $  .91 to $10.83
         Granted during year                                   181,720         $ 7.12 to $14.97
         Exercised during year                                 (25,525)        $ 1.00 to $10.83
         Forfeited during year                                      --                       --
         -------------------------------------------------------------------------------------------
         Outstanding at end of year                            475,281         $  .91 to $14.97
         ===========================================================================================
         Options exercisable at end of year                    304,875         $  .91 to $  7.12
         ===========================================================================================

         The weighted average exercise price of options outstanding at December 31, 1999, 1998 and 1997, was $9.65, $6.53 and $4.17 per share, respectively.

         Pro Forma Stock Based Compensation

         In October 1995, the FASB issued the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for the Company January 1, 1996. The Company adopted the disclosure-only provision of SFAS 123 and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the various Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, the net income and net income per share for the years ended December 31, 1999, 1998 and 1997 would have been changed to the pro forma amounts indicated below:

         ----------------------------------------------------------------------------------------------
         For the year ended December 31,                    1999              1998                1997
         ----------------------------------------------------------------------------------------------
         Pro forma net income                              $6,415            $4,787              $3,281
         Pro forma net income per share                     $1.17             $0.93               $0.74
         Pro forma diluted net income per share             $1.10             $0.85               $0.68

         The fair value of Company stock options used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, dividend yield of 1.41%, 1.03% and 1.02%; expected volatility of 37.28%, 33.38% and 31.99%; risk free interest rate of 6.19%, 5.01% and 6.43%; and an expected holding period of 7 years, 7 years and 7 years, respectively.

         Earnings Per Share

         The following table presents a summary of per share data and the amounts for the periods included. All prior period information has been restated to relflect the 5% stock dividends distributed to shareholders on August 31, 1999 and August 31, 1998.

                                                                                                              Per Share
         For the year ended December 31, 1999                                       Income        Shares        Amount
         -------------------------------------------------------------------------------------------------------------
         Basic Earnings Per Share:
         Income available to common shareholders                                     $6,671     5,503,259        $1.21
         Effect of Dilutive Securities:
         Warrants                                                                        --        73,034
         Options                                                                         --       233,796
                                                                                                ---------
         Diluted Earnings Per Share:
         Income available to common shareholders and assumed conversions             $6,671     5,810,089        $1.15
                                                                                     ======     =========        =====
         For the year ended December 31, 1998
         -------------------------------------------------------------------------------------------------------------
         Basic Earnings Per Share:
         Income available to common shareholders before cumulative effect of
         accounting change                                                           $5,026     5,124,681        $0.98
         Cumulative effect of accounting change (net of tax benefit of $26)             (46)           --         (.01)
                                                                                     ------                      -----
         Income available to common shareholders                                      4,980     5,124,681        $0.97
                                                                                                                 =====
         Effect of Dilutive Securities:
         Warrants                                                                         --      210,413
         Options                                                                          --      292,494
                                                                                                ---------
         Diluted Earnings Per Share:
         Income available to common shareholders and assumed conversions before
         cumulative effect of accounting change                                       5,026     5,627,588        $0.89
         Cumulative effect of accounting change (net of tax benefit of $26)             (46)                      (.01)
                                                                                     ------                      -----
         Income available to common shareholders and assumed conversions             $4,980     5,627,588        $0.88
                                                                                     ======     =========        =====
         For the year ended December 31, 1997
         -------------------------------------------------------------------------------------------------------------
         Basic Earnings Per Share:
         Income available to common shareholders                                     $3,467     4,447,141        $0.78
         Effect of Dilutive Securities:
         Warrants                                                                        --       159,730
         Options                                                                         --       202,199
                                                                                                ---------
         Diluted Earnings Per Share:
         Income available to common shareholders and assumed conversions             $3,467     4,809,070        $0.72
                                                                                     ======     =========        =====

         Capital Resources

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991; regulations implementing the prompt corrective action provision of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations. The prompt corrective action regulations defined specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be considered "well capitalized," an institution must generally have a tangible equity ratio of at least 2%, a Tier 1 or leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

         At December 31, 1999 and 1998, the Bank's tangible equity ratio was 6.30% and 6.61%, Tier 1 or leverage capital ratio was 6.30% and 6.61%, Tier 1 risk-based capital ratio was 8.90% and 9.57% and total risk-based capital ratio was 10.01% and 10.59%, respectively. These ratios were based on tangible equity of $47.1 million and $41.6 million, Tier 1 or leverage capital of $47.1 million and $41.6 million, Tier 1 risk-based capital of $47.1 million and $41.6 million and total risk-based capital of $53.0 million and $46.1 million, respectively. In addition these ratios were based on adjusted total assets of $747.8 million and $630.0 million , and risk-weighted assets of $529.3 million and $434.9 million at December 31, 1999 and 1998, respectively. As of December 31, 1999, the Bank is classified as "well capitalized."

         The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, leverage, and risk-based capital at December 31, 1999 and 1998:

         ---------------------------------------------------------------------------------------------------------
                                                                          Tier 1 or       Tier 1           Total
                                                           Tangible       Leverage      Risk-Based      Risk-Based
         At December 31, 1999                               Equity         Capital        Capital         Capital
         ---------------------------------------------------------------------------------------------------------
         Total qualifying capital                          $47,112          $47,112       $47,112         $53,006
         Capital ratio                                       6.30%            6.30%         8.90%          10.01%
         Minimum capital adequacy requirement              $14,955          $29,910       $21,174         $42,348
         Minimum capital adequacy ratio                      2.00%            4.00%         4.00%           8.00%
         Regulatory capital excess                         $32,157          $17,202       $25,938         $10,658
         ---------------------------------------------------------------------------------------------------------
                                                                          Tier 1 or       Tier 1           Total
                                                           Tangible       Leverage      Risk-Based      Risk-Based
         At December 31, 1998                               Equity         Capital        Capital         Capital
         ---------------------------------------------------------------------------------------------------------
         Total qualifying capital                          $41,614          $41,614       $41,614         $46,068
         Capital ratio                                       6.61%            6.61%         9.57%          10.59%
         Minimum capital adequacy requirement              $12,600          $25,200       $17,396         $34,792
         Minimum capital adequacy ratio                      2.00%            4.00%         4.00%           8.00%
         Regulatory capital excess                         $29,014          $16,414       $24,218         $11,276

         Dividend Restrictions

         The Bank's ability to pay dividends is restricted by certain regulations. Under the current regulations, the Bank is not permitted to pay cash dividends or repurchase any of its capital stock if such payment or repurchase would cause its regulatory capital to be reduced below either the amount of the liquidation account or the regulatory capital requirements applicable to it. An institution that exceeds its fully phased in capital requirement could, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year of up to 100% of its current net income plus the amount that would reduce its "surplus capital ratio" (the excess capital over its fully phased-in capital requirement) to less than one-half of its surplus capital ratio at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. A savings institution that does not meet its minimum regulatory capital requirements cannot make any capital distributions without prior OTS approval. Because the Bank is the primary source of working capital for the Company, the Company's ability to pay dividends is therefore limited. The Company paid cash dividends of $.17 per share during 1999.

(20)     Fair Value of Financial Instruments

         Fair values for financial instruments were based on various assumptions and estimates as of a specific point in time, represent liquidation values and may vary significantly from amounts that will be realized in actual transactions. In addition, certain financial instruments such as lease contracts, and all non-financial instruments were excluded from the fair value disclosure requirements. Therefore, the fair values presented below should not be construed as the underlying value of the Company.

         The following methods and assumptions were used to estimate the fair value of selected financial instruments at December 31, 1999 and 1998:

         Cash and due from other financial institutions: Current carrying amounts reported in the statement of financial condition for cash and short-term instruments approximate estimated fair value.

         Trading securities: Current carrying amounts reported in the statement of financial condition for trading securities are at fair value.

         Investments and mortgage-backed securities: Fair values for investments and mortgage-backed securities were based on current quoted market prices.

         Loans, excluding leases: For variable rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying values. The estimated fair values for certain mortgage loans (e.g., one- to- four-family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions. The fair value of non-accruing loans was estimated using discounted cash flow analyses, with incremental discount rates which consider credit risk and other relevant factors. The fair values for all other loans were estimated by discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

         Accrued interest receivable: Current carrying amounts reported in the statement of financial condition for interest receivable approximate estimated fair value.

         Deposits: Fair values disclosed for deposits with no stated maturity (checking, NOW, savings, and money market accounts) are, by definition, equal to the amount payable on demand at December 31, 1999 and 1998 (i.e., current carrying amounts). Fair values for deposits with stated maturity dates (time deposits) were estimated with a discounted cash flow calculation that uses current borrowing rates for advances with comparable terms and maturities. Current carrying amounts of escrow deposits approximate estimated fair value.

         Short-term borrowings: Current carrying amounts of Federal Home Loan Bank advances, borrowings under repurchase agreements and other short-term borrowings approximate estimated fair value.

         Long-term and subordinated debt: Fair value of long-term borrowings are estimated using a discounted cash flow calculation that uses current borrowing rates for advances with comparable terms and maturities.

         Accrued interest payable: Current carrying amounts reported in the statement of financial condition approximate estimated fair value.

         Commitments to extend credit and letters of credit: The majority of the Company's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts.

         The carrying amounts and fair values of the Company's financial instruments were as follows:

         -----------------------------------------------------------------------------------------------------
          At December 31,                                              1999                      1998
         -----------------------------------------------------------------------------------------------------
                                                              Carrying     Estimated    Carrying     Estimated
                                                                Value     Fair Value      Value     Fair Value
                                                              ------------------------------------------------
          Financial assets:
             Cash and due from other financial institutions    $ 39,926    $ 39,926      $ 20,687    $ 20,687
             Trading securities                                   3,267       3,267            --          --
             Investments and mortgage-backed securities         183,827     182,432       176,769     176,915
             Loans, excluding lease receivables (1)             416,680     413,767       350,487     354,769
             Accrued interest receivable                          4,162       4,162         3,245       3,245
             Mortgage servicing rights                              157         157           129         129
          Financial liabilities:
             Deposits                                          $521,439    $523,169      $408,162    $410,004
             Short-term borrowings                               50,767      50,767        45,941      45,941
             Long-term and subordinated debt                    112,000     114,441       121,475     120,093
             Accrued interest payable                             2,936       2,936         2,260       2,260

         (1) Includes loans held for sale

(21)     Subsequent Events

         In January 2000, the Company acquired KMR Management, Inc. ("KMR"), a Pennsylvania based corporation. KMR which will operate as a wholly owned subsidiary of the Company, and will provide financial and operational management consulting services for commercial clients. The acquisition was accounted for under the purchase method of accounting. The purchase price was $1.0 million, which included the issuance of 60,000 treasury shares. Goodwill of $1.0 million was created in the transaction, which will be amortized over a ten-year period.

(22) Condensed Financial Information of Progress Financial Corporation (Parent Company Only)

         Condensed Statements of Financial Condition
         ---------------------------------------------------------------------------------------------------------
         At December 31,                                                                         1999       1998
         ---------------------------------------------------------------------------------------------------------
         Assets:
              Cash on deposit with subsidiary                                                   $   189    $    --
              Interest-earning deposits                                                               7
              Investment in Bank                                                                 46,664     44,750
              Investment in non-bank subsidiaries                                                20,098      8,035
              Investment in unconsolidated entities                                                 863          2
              Investments available for sale                                                      1,107        213
              Loans and advances to subsidiaries                                                  3,362      5,788
              Other assets                                                                          332      1,147
                                                                                                -------    -------
                  Total assets                                                                  $72,622    $59,935
                                                                                                =======    =======

         Liabilities and shareholders' equity:
         Liabilities:
              Subordinated debt                                                                 $ 3,000    $ 3,000
              Employee Stock Ownership Plan note payable                                             74        127
              Accounts payable to subsidiaries                                                    7,183        445
              Other liabilities                                                                     105        378
                                                                                                -------    -------
                  Total liabilities                                                              10,362      3,950

         Corporation-obligated mandatorily redeemable capital securities of subsidiary
         trust holding solely junior subordinated debentures of the Corporation                  14,451     14,431

         Shareholders' equity:
              Serial preferred stock                                                                 --         --
              Common stock                                                                        5,680      5,263
              Treasury stock                                                                     (1,963)    (2,287)
              Unearned Employee Stock Ownership Plan shares                                         (64)      (114)
              Unearned compensation--restricted stock awards                                     (1,051)        --
              Capital surplus                                                                    42,612     39,586
              Retained earnings (deficit)                                                         1,361       (399)
              Net accumulated other comprehensive income (loss)                                   1,234       (495)
                                                                                                -------    -------
                  Total shareholders' equity                                                     47,809     41,554
                                                                                                -------    -------
                  Total liabilities, Corporation-obligated mandatorily redeemable capital
                  securities and shareholders' equity                                           $72,622    $59,935
                                                                                                =======    =======

         Condensed Statements of Operations

         For the years ended December 31,                                                1999         1998         1997
         ---------------------------------------------------------------------------------------------------------------
         Dividends from equity investment                                               $    1       $   12       $    5
         Management fees from subsidiaries                                                 441           --          130
         Investment advisory fees                                                           52           --           --
         Equity in undistributed income of subsidiaries                                  9,086        6,171        3,848
         Loss in unconsolidated entities                                                  (112)          --           --
         Gain (loss) on sale of  investments available for sale                            (23)         246           --
         Interest income                                                                    11            9          498
                                                                                        ------       ------       ------
              Total income                                                               9,456        6,438        4,481
                                                                                        ------       ------       ------
         Interest expense                                                                  266          287          279
         Professional services                                                              82          136            5
         Management fee to Bank                                                            927           --           --
         Capital securities expense                                                      1,595        1,593          925
         Miscellaneous expense                                                           1,159           70            9
                                                                                        ------       ------       ------
              Total expense                                                              4,029        2,086        1,218
                                                                                        ------       ------       ------
         Income before income taxes                                                      5,427        4,352        3,263
         Income tax expense (benefit)                                                   (1,244)        (628)        (204)
                                                                                        ------       ------       ------
                  Net income                                                            $6,671       $4,980       $3,467
                                                                                        ======       ======       ======
         Condensed Statements of Cash Flows

         For the years ended December 31,                                                1999         1998         1997
         ---------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
              Net income                                                                $6,671       $4,980       $3,467
              Add(deduct) items not affecting cash flow from operating activities:
                Equity in income of subsidiaries                                        (9,086)      (6,171)      (3,848)
                Loss in unconsolidated entities                                            112           --           --
                (Gain) loss on sale of investments available for sale                       23         (246)          --
                Amortization of deferred debt issuance cost                                 29           38           31
                Amortization of Company owned life insurance                                13           --           --
                Net (increase) decrease in accounts receivable and other assets          3,381       (2,915)      (4,674)
                Net increase in accounts payable and other liabilities                   6,619          678          105
                                                                                        ------       ------       ------
                    Net cash flows provided by (used in) operating activities            7,762       (3,636)      (4,919)
                                                                                        ------       ------       ------
         Cash flows from investment activities:
                Capital contributions and additional investment in subsidiaries         (6,726)      (9,652)      (9,736)
                Dividends from subsidiaries                                              3,620        1,259          973
                Investments in unconsolidated entities                                    (973)          --           --
                Proceeds from sales of investments available for sale                      120        1,185           --
                Purchases of investments available for sale                             (1,107)          --       (1,068)
                Purchase of Company owned life insurance                                  (125)          --           --
                                                                                        ------       ------       ------
                    Net cash flows used in investment activities                        (5,191)      (7,208)      (9,831)
                                                                                        ------       ------       ------
         Cash flows from financing activities:
                Repayment of ESOP debt                                                     (53)         (49)         (44)
                Purchase of treasury stock                                              (2,661)      (3,098)          --
                Retirement of warrants                                                    (331)          --           --
                Net proceeds from stock offering and exercise of warrants                1,350       14,411           --
                Net proceeds from issuance of common stock under employee benefit
                  plans                                                                    282          221          100
                Dividends paid                                                            (962)        (656)        (389)
                Proceeds from issuance of capital securities                                --           --       15,000
                                                                                        ------       ------       ------
                    Net cash flows provided by (used in) financing activities           (2,375)      10,829       14,667
                                                                                        ------       ------       ------
         Net increase (decrease) in cash and cash equivalents                              196          (15)         (83)
         Cash and cash equivalents:
         Beginning of year                                                                  --           15           98
                                                                                        ------       ------       ------
         End of year                                                                    $  196       $   --       $   15
                                                                                        ======       ======       ======

             These statements should be read in conjunction with the
              other notes to the consolidated financial statements.

[PricewaterhouseCoopers LOGO]



                        Report of Independent Accountants


To the Shareholders and Board of Directors of Progress Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Progress Financial Corporation and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
26 January 2000

Selected Quarterly Consolidated Financial Data (Unaudited)

The following table represents quarterly financial data for the period indicated. In the opinion of management, this information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. Reclassifications have been made to certain previously reported amounts to conform with the 1999 classifications. Prior period per share information has been restated to reflect the 5% stock dividend to shareholders on August 31, 1999.

                                       Dec. 31,   Sept. 30,  Jun. 30,   Mar. 31,   Dec.31, Sept. 30,  Jun. 30,  Mar. 31,
                                         1999       1999       1999      1999        1998    1998      1998       1998
------------------------------------------------------------------------------------------------------------------------
Interest income                         $13,976    $13,168   $12,733    $12,297    $12,353  $12,266   $10,778    $9,932
Interest expense                          6,810      6,406     6,134      6,082      6,141    6,251     5,317     4,741
------------------------------------------------------------------------------------------------------------------------
Net interest income                       7,166      6,762     6,599      6,215      6,212    6,015     5,461     5,191
Provision for loan and lease losses       1,225        658     1,216        449        300      233       224       202
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan and lease losses               5,941      6,104     5,383      5,766      5,912    5,782     5,237     4,989
Non-interest income                       6,865      7,116     4,250      2,762      2,255    2,338     2,262     1,805
Non-interest expense                      9,855      9,753     7,921      6,444      5,800    5,927     5,730     5,219
------------------------------------------------------------------------------------------------------------------------
Income before income taxes and
  cumulative effect of accounting         2,951      3,467     1,712      2,084      2,367    2,193     1,769     1,575
  change
Income tax expense                          990      1,210       582        761        850      801       648       579
------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                       1,961      2,257     1,130      1,323      1,517    1,392     1,121       996
Cumulative effect of accounting
  change, net of tax benefit                 --         --        --         --         --      (46)       --        --

------------------------------------------------------------------------------------------------------------------------
Net income                              $ 1,961    $ 2,257   $ 1,130    $ 1,323    $ 1,517  $ 1,346   $ 1,121    $  996
========================================================================================================================
Basic income per common share before
  cumulative effect of accounting          $.35       $.40      $.21       $.25       $.28     $.26      $.22      $.22
  change
Diluted income per common share
  before cumulative effect of               .34        .39       .19        .23        .26      .24       .20       .19
  accounting change
Basic income per common share               .35        .40       .21        .25        .28      .25       .22       .22
Diluted income per common share             .34        .39       .19        .23        .26      .23       .20       .19
Dividends per share                         .05        .04       .04        .04        .04      .03       .03       .03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained in the section titled "Election of Directors" in the Company's definitive Proxy Statement for the 2000 Annual Meeting to be held April 25, 2000 (the "Proxy Statement"), with respect to the Directors of the Company is incorporated herein by reference.

Item 11. Executive Compensation

         The information appearing in the section titled "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing in the section titled "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" and "Election of Directors" (with respect to security ownership by Directors) in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information appearing in the caption "Indebtedness of Management" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. Financial data schedules are not required under the related instructions of the Securities and Exchange Commission or are inapplicable and, therefore, have been omitted.

b. The following exhibits are incorporated by reference herein or are filed as part of this Annual Report.

  No.                              Exhibits
  ---                              --------

 *3.1 Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987)

 *3.2 By-Laws (Exhibit 3.2 to the Company's Registration Statement No. 33-3685 on Form S-4, filed with the Securities and Exchange Commission (the "SEC") on March 3, 1986)

 *3.3 Certificate of Amendment of Certificate of Incorporation dated May 13, 1998. (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 29, 1999)

 *4.1 Amended and Restated Declaration of Trust relating to Progress Capital Trust I, dated as of June 3, 1997, between Progress Financial Corporation and the trustees named therein. (Exhibit 4.4 to the Company's Registration Statement on Form S-4, filed with the SEC on October 22, 1997)

 *4.2 Indenture, dated as of June 3, 1997, between Progress Financial Corporation and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable Interest Debentures due 2027 of Progress Financial Corporation. (Exhibit 4.1 to the Company's Registration Statement on Form S-4, filed with the SEC on October 22, 1997)

 *4.3 Series B Capital Securities Guarantee Agreement, dated as of December 11, 1997, relating to the Capital Securities of Progress Capital Trust
         I. (Exhibit 4.6 to the Company's Registration Statement on Form S-4, filed with the SEC on October 22, 1997)

 10.1     1993 Stock Incentive Plan as amended.

*10.2 1993 Directors' Stock Option Plan as amended in 1997. (Appendix B to the Company's Definitive Proxy on Form DEF 14A, filed with the SEC on April 7, 1997)

*10.3 Employment Agreement between Progress Financial Corporation, Progress Bank and W. Kirk Wycoff dated March 1, 1997. (Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 29, 1999)

*10.4 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and Michael B. High dated October 2, 1998. (Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999)

*10.5 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and H. Wayne Griest dated November 17, 1998. (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999)

*10.6 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and Eric J. Morgan dated October 2, 1998. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999)

*10.7 Restricted Stock Award Plan dated February 17, 1999. (Exhibit 4 on the Company's Registration Statement on Form S-8, File Number 333-72543 filed with the SEC on February 18, 1999)

 21      Subsidiaries of the Registrant

 23      Consent of Independent Accountants for Progress Financial Corporation

 27      Financial Data Schedule

 99      Audited financial statements for Ben Franklin/Progress Capital Fund,
         L.P.

*  Incorporated by reference.

c. Reports on Form 8-K filed for the quarter ended December 31, 1999:

         1.    On November 1, 1999, the Company filed a Current Report under
               Item 5 announcing its Third Quarter 1999 earnings and declaration of its Fourth Quarter 1999 cash dividend.

         2.    On November 1, 1999, the Company filed a Current Report under
               Item 5 announcing its repurchase program to repurchase up to 280,000 shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.


                         Progress Financial Corporation

    March 7, 2000                    BY: /s/ W./ Kirk Wycoff
---------------------                    ---------------------------------------
       Date                              W. Kirk Wycoff, Chairman, President and
                                         Chief Executive Officer


Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ W. Kirk Wycoff                                              March 7, 2000
-----------------------------------                          -------------------
W. Kirk Wycoff, Chairman, President                                  Date
and Chief Executive Officer

/s/ John E. F. Corson                                           March 7, 2000
-----------------------------------                          -------------------
John E. Flynn Corson, Director                                       Date

/s/ William O. Daggett, Jr.                                     March 7, 2000
-----------------------------------                          -------------------
William O. Daggett, Jr., Director                                    Date

/s/ G. Daniel Jones                                             March 7, 2000
-----------------------------------                          -------------------
G. Daniel Jones, Director                                            Date

/s/ Joseph R. Klinger                                           March 7, 2000
-----------------------------------                          -------------------
Joseph R. Klinger, Director                                          Date

/s/ Paul M. LaNoce                                              March 7, 2000
-----------------------------------                          -------------------
Paul M. LaNoce, Director                                             Date

/s/ A. John May                                                 March 7, 2000
-----------------------------------                          -------------------
A. John May, III, Director                                           Date

/s/ William L. Mueller                                          March 7, 2000
-----------------------------------                          -------------------
William L. Mueller, Director                                         Date

/s/ Kevin J. Silverang                                          March 7, 2000
-----------------------------------                          -------------------
Kevin J. Silverang, Director                                         Date

/s/ Charles J. Tornetta                                         March 7, 2000
-----------------------------------                          -------------------
Charles J. Tornetta, Director                                        Date

/s/ Michael B. High                                             March 7, 2000
-----------------------------------                          -------------------
Michael B. High, Sr. Vice President                                  Date
and Chief Financial Officer