Form 10-Q
period 2000-03-31
PROGRESS FINANCIAL CORP
filed 2000-05-12
CIK 790183

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2000.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the transition period from _________ to ___________________.

Commission File Number: 0-14815


                         Progress Financial Corporation

             (Exact name of registrant as specified in its charter)

Delaware                                                        23-2413363
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


4 Sentry Parkway
Suite 200
Blue Bell, Pennsylvania                                           19422
------------------------                                        ---------
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

Yes     X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)                              5,510,025
------------------------------                    ------------------------------
  Title of Each Class                              Number of Shares Outstanding
                                                        as of April 30, 2000

                         Progress Financial Corporation

                                Table of Contents

                     PART I - Interim Financial Information

                                                                         Page

Item 1.Interim Financial Statements

       Consolidated Interim Statements of Financial Condition as of
       March 31, 2000 (unaudited) and December 31, 1999 (audited)..........3

       Consolidated Interim Statements of Operations for the
       three months ended March 31, 2000 and 1999 (unaudited)..............4

       Consolidated Interim Statements of Changes in Shareholders'
       Equity and Comprehensive Income for the three months
       ended March 31, 2000 and 1999 (unaudited)...........................5

       Consolidated Interim Statements of Cash Flows for the
       three months ended March 31, 2000 and 1999 (unaudited)..............6

       Notes to Consolidated Interim Financial Statements (unaudited)......7

Item 2.Management's Discussion and Analysis of Financial Condition and
       Results of Operations (unaudited)..................................12

Item 3.Quantitative and Qualitative Disclosures About Market Risk.........16



                           PART II - Other Information

Item 1.Legal Proceedings..................................................17

Item 2.Changes in Securities..............................................17

Item 3.Defaults upon Senior Securities....................................17

Item 4.Submission of Matters to a Vote of Security Holders................17

Item 5.Other Information..................................................17

Item 6.Exhibits and Reports on Form 8-K...................................17

       Signatures.........................................................18

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Consolidated Interim Statements of Financial Condition

(Dollars in thousands)                                                                       March 31,       December 31,
                                                                                               2000              1999

                                                                                            (unaudited)        (audited)
Assets
Cash and due from banks:
   Non-interest-earning                                                                     $  18,687          $ 15,648
   Interest-earning                                                                            19,668            24,278
Trading securities                                                                                 --             3,267
Investment and mortgage-backed securities:
   Available for sale at fair value (amortized cost:  $170,280 in 2000 and $147,529 in        167,329           149,518
1999)

   Held to maturity at amortized cost (fair value:  $33,151 in 2000 and $32,914 in 1999)       34,578            34,309
Loans and leases, net (net of  reserves:  $5,618 in 2000 and $5,927 in 1999)                  535,084           497,738
Investments in unconsolidated entities                                                         10,833            11,427
Premises and equipment, net                                                                    18,083            16,443
Other assets                                                                                   18,487            12,906
                                                                                             --------          --------
       Total assets                                                                          $822,749          $765,534
                                                                                             ========          ========
Liabilities and Shareholders' Equity
Liabilities:
     Deposits:
         Non-interest-bearing                                                                $ 80,230          $ 65,305
         Interest-bearing                                                                     467,410           456,134
     Short-term borrowings                                                                     71,111            50,767
     Other liabilities                                                                         35,149            19,068
     Long-term debt:
         Federal Home Loan Bank advances                                                       85,000            85,000
         Other debt                                                                            20,000            24,000
     Subordinated debt                                                                          3,000             3,000
                                                                                              -------          --------
     Total liabilities                                                                        761,900           703,274
                                                                                              -------          --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation                          14,456            14,451
Commitments and contingencies (Note 8)
Shareholders' equity:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares authorized but            --                --
        unissued

     Common stock - $1 par value; 12,000,000 shares authorized: 5,692,000 and 5,680,000 shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively;
        including treasury shares of 143,000 and 152,000, and unallocated shares held by the Employee Stock Ownership Plan of 11,000 and 14,000 at March 31, 2000
        and December 31, 1999, respectively.                                                    5,692             5,680
     Other common shareholders' equity, net                                                    42,724            40,895
     Net accumulated other comprehensive income (loss)                                         (2,023)            1,234
                                                                                             --------          --------
     Total shareholders' equity                                                                46,393            47,809
                                                                                             --------          --------
       Total liabilities, Corporation-obligated mandatorily redeemable capital
       securities and shareholders' equity                                                   $822,749          $765,534

                                                                                            ========          ========

See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Operations (unaudited)
(Dollars in thousands, except per share data)


                                                                       For the Three Months
                                                                          Ended March 31,
                                                                         2000         1999
                                                                         ----         ----
Interest income:
   Loans and leases, including fees                                    $11,945      $ 9,557
   Mortgage-backed securities                                            2,064        2,125
   Investment securities                                                   963          422
   Other                                                                   239          193
                                                                       -------      -------
       Total interest income                                            15,211       12,297
                                                                       -------      -------
Interest expense:
   Deposits                                                              5,209        3,768
   Short-term borrowings                                                   888          665
   Long-term and subordinated debt                                       1,518        1,649
                                                                        ------      -------
       Total interest expense                                            7,615        6,082
                                                                        ------      -------
Net interest income                                                      7,596        6,215
Provision for loan and lease losses                                      1,058          449
                                                                        ------      -------
Net interest income after provision for loan and lease losses            6,538        5,766
                                                                        ------      -------
Non-interest income:
   Service charges on deposits                                             542          420
   Lease financing fees                                                    387          387
   Mutual fund, annuity and insurance commissions                          879          480
   Teleservices fee income                                                 944          243
   Loan brokerage and advisory fees                                        521          523
   Loss on sale of securities                                             (112)        (160)
   Equity (loss) in unconsolidated entities                               (955)          56
   Client warrant income                                                 2,600           --
   Fees and other                                                        1,018          813
                                                                       -------      -------
       Total non-interest income                                         5,824        2,762
                                                                       -------      -------
Non-interest expense:
   Salaries and employee benefits                                        5,370        3,504
   Occupancy                                                               639          345
   Data processing                                                         407          218
   Furniture, fixtures and equipment                                       525          290
   Professional services                                                   706          367
   Capital securities expense                                              399          398
   Other                                                                 2,001        1,322
                                                                       -------      -------
       Total non-interest expense                                       10,047        6,444
                                                                       -------      -------
Income before income taxes                                               2,315        2,084
Income tax expense                                                         777          761
                                                                       -------      -------
       Net income                                                      $ 1,538      $ 1,323
                                                                       =======      =======
Basic earnings per common share                                           $.28         $.25
                                                                          ====         ====
Diluted earning per common share                                          $.27         $.23
                                                                          ====         ====
Dividends per common share                                                $.05         $.04
                                                                          ====         ====
Basic average common shares outstanding                              5,568,668    5,353,839
                                                                     =========    =========
Diluted average common shares outstanding                            5,772,301    5,755,879
                                                                     =========    =========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income (unaudited)
(Dollars in thousands)


                                                                                                 Net
                                                                Unearned                      Accumulated
                                                    Unearned  Compensation                     Other                     Total
                                     Common Treasury  ESOP    Restricted  Capital Retained Comprehensive Comprehensive Shareholders'
                                      Stock  Stock    Shares    Stock     Surplus Earnings     Income        Income       Equity
                                                                                               (Loss)        (Loss)
                                     -----------------------------------------------------------------------------------------------

For the three months ended March 31, 2000:

Balance at December 31, 1999         $5,680 $(1,963)  $(64)    $(1,051)    $42,612  $1,361    $1,234                     $47,809
Issuance of stock under employee
  benefit plans (12,252 common shares;
  2,197 treasury shares;
  2,731 ESOP shares)                     12      29     13         192         147      --        --                         393
Net income                               --      --     --          --          --   1,538        --       $1,538          1,538
Other comprehensive loss,
  net of tax (a)                         --      --     --          --          --      --    (3,257)      (3,257)        (3,257)
                                                                                                          --------
Comprehensive loss                       --      --     --          --          --      --        --      $(1,719)
                                                                                                          ========
Purchase of treasury stock
  (53,000 treasury shares)               --    (611)    --          --          --      --        --                        (611)
Acquisition of subsidiary                --     800     --          --          --      --        --                         800
    (60,000 treasury shares)
Cash dividend declared                   --      --     --          --          --    (279)       --                        (279)
                                     ------ -------   ----      ------     -------  ------   -------                     -------
Balance at March 31, 2000            $5,692 $(1,745)  $(51)      $(859)    $42,759  $2,620   $(2,023)                    $46,393
                                     ====== =======   ====      ======     =======  ======   =======                     =======

For the three months ended March 31, 1999:

Balance at December 31, 1998         $5,263 $(2,287) $(114)      $  --     $39,586  $ (399)    $(495)                    $41,554
Issuance of stock under employee
  benefit plans (7,562 common shares;
  107,709 treasury  shares; 2,580 ESOP    8   1,319     12      (1,066)       (91)      --        --                         182
  shares)
Net income                               --      --     --          --         --    1,323        --       $1,323          1,323
Other comprehensive loss,net of tax(a)   --      --     --          --         --       --      (376)        (376)          (376)
                                                                                                           -------
Comprehensive income                     --      --     --          --         --       --                 $  947
Purchase of treasury stock                                                                                 ======
   (37,500 treasury shares)              --    (472)    --          --         --       --        --                        (472)
Retirement of stock warrants             --      --     --          --       (331)      --        --                        (331)
Cash dividend declared                   --      --     --          --         --     (203)       --                        (203)
                                     ------  -------  ----      ------    -------   ------     -----                      ------
Balance at March 31, 1999            $5,271 $(1,440) $(102)    $(1,066)   $39,164     $721     $(871)                    $41,677
                                     ====== ======== ======    ========   =======   ======     =====                     =======




(a)  For the three  months ended March 31,                                    2000      1999
                                                                              ----      ----
     Calculation of other comprehensive loss net of tax:
     Unrealized holding losses arising during the period, net of tax        $(3,331)    $(482)
     Less: Reclassification for losses included in net income, net of tax       (74)     (106)
                                                                            -------     -----
     Other comprehensive loss, net of tax                                   $(3,257)    $(376)
                                                                            =======     =====



See Notes to Consolidated Interim Financial Statements


Consolidated Interim Statements of Cash Flows (unaudited)
(Dollars in thousands)
For the three months ended March 31,                                                                        2000           1999
Cash flows from operating activities:                                                                       ----           ----
   Net income                                                                                              $1,538          $1,323
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                                            663             419
     Provision for loan and lease losses                                                                    1,058             449
     Client warrant income                                                                                 (2,600)             --
     Loss on sale of securities available for sale                                                            112             160
     Gain on sale of loans and leases                                                                         (35)             --
     Accretion of deferred loan and lease fees and expenses                                                  (734)           (519)
     Amortization of premiums/accretion of discounts on securities                                             91             317
     (Equity) loss in unconsolidated entities                                                                 955             (56)
     Other, net                                                                                               (35)             52
   Proceeds from sales of loans held for sale                                                                  --           4,451
   Originations of loans held for sale                                                                         --          (7,020)
   Repayments on loans held for sale                                                                           --           4,723
   Net proceeds from sales of trading securities                                                              996              --
   (Increase) decrease in other assets                                                                        538            (676)
   Increase (decrease) in other liabilities                                                                15,173          (5,385)
                                                                                                           ------          ------
         Net cash flows provided by (used in) operating activities                                         17,720          (1,762)
                                                                                                           ------          ------
Cash flows from investing activities:
   Capital expenditures                                                                                    (2,153)           (552)
   Purchases of investments and mortgage-backed securities available for sale                             (26,447)           (800)
   Purchases of investment securities held to maturity                                                       (261)         (6,346)
   Repayments on investment and mortgage-backed securities available for sale                               3,807          11,831
   Proceeds from sales and calls of investment and mortgage-backed securities available for sale            1,795           4,793
   Proceeds from sale of loans and leases                                                                   5,935              --
   Net increase in loans and leases                                                                       (43,570)        (13,701)
   Other, net                                                                                                (200)            --
                                                                                                          -------         -------
          Net cash flows used in investing activities                                                     (61,094)         (4,775)
                                                                                                          -------         -------
Cash flows from financing activities:
   Net increase in demand, NOW and savings deposits                                                        26,927            2,180
   Net increase (decrease) in time deposits                                                                  (726)          24,528
   Net increase (decrease) in short-term borrowings                                                        16,344           (6,072)
   Proceeds from issuance of long-term debt                                                                    --            4,000
   Dividends paid                                                                                            (279)            (203)
   Purchase of treasury  shares                                                                              (611)            (472)
   Retirement of stock warrants                                                                                --             (331)
   Net proceeds from issuance of stock under employee benefit plans                                           148              131
                                                                                                          -------          -------
          Net cash flows provided by financing activities                                                  41,803           23,761
                                                                                                          -------          -------
Net increase (decrease) in cash and cash equivalents                                                       (1,571)          17,224
Cash and cash equivalents:
   Beginning of year                                                                                       39,926           20,687
                                                                                                          -------          -------
   End of period                                                                                          $38,355          $37,911
                                                                                                          =======          =======
Supplemental disclosures:
   Non-monetary transfers:
       Treasury shares issued in purchase of subsidiary                                                   $   800          $    --
                                                                                                          =======          =======
       Transfer of loans held for sale to loans held in portfolio                                         $    --          $ 2,822
                                                                                                          =======          =======


See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


(1)    Basis of Presentation

       In the opinion of management, the financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles in the
       United States. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2000. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Procall Teleservices, Inc., Progress Development Corp., Progress Capital Management, Inc. and Progress Financial Resources, Inc. All significant intercompany transactions have been eliminated.

(2)    New Developments

       On March 22, 2000, EMAX Solutions Partners, Inc., ("EMAX"), a corporation on which the Company holds warrants, announced that it was acquired by SciQuest.com ("SQST"). The warrants were obtained through the Company's Specialized Lending Division which provides customized financial services to leading edge companies in technology, health care and insurance. The Company holds warrants to purchase 15,600 common shares of EMAX at an average exercise price of $4.82 per share. In accordance with the terms of the acquisition, the Company's warrants can be exchanged into 7,598 warrants to purchase common shares of SQST at an average exercise price of $2.35. At May 3, 2000, the closing sales price of a share of common stock of SQST on The Nasdaq(R) Market was $15.3125.

       In January 2000, the Company acquired KMR Management, Inc. ("KMR"), a Pennsylvania based corporation. KMR provides financial and operational management consulting services for commercial clients. The acquisition was accounted for under the purchase method of accounting. The purchase price was $1.0 million, which included the issuance of 60,000 treasury shares. Goodwill of $1.0 million was created in the transaction, which will be amortized over a ten-year period.

(3)    Shareholders' Equity

       Stock Repurchase Program

       On October 27, 1999, the Company announced the authorization of a new stock repurchase program. The Company may repurchase up to 280,000 shares, or five percent, of its outstanding common stock. Under this new program 76,800 shares were repurchased during 1999 and 53,000 shares were repurchased during the three months ended March 31, 2000.

       Earnings per Share

       The following table presents a summary of per share data and amounts for the periods included. All prior period information has been restated to reflect the 5% stock dividend distributed to stockholders on August 31, 1999.

                                                                       For the three months ended March 31,
    (Dollars in thousands, except per share
    data)                                                         2000                                     1999
                                                      ---------------------------------     -------------------------------------
                                                                              Per Share                                Per Share
                                                       Income     Shares       Amount        Income      Shares         Amount
                                                       ------     ------      ---------      ------      ------        ---------
    Basic Earnings Per Share

      Income available to common shareholders          $1,538    5,568,668      $.28         $1,323      5,353,839       $.25
    Effect of Dilutive Securities:                                              ====                                     ====
       Warrants                                            --           --                       --        168,337
       Options                                             --      203,633                       --        233,703
                                                                 ---------                               ---------

    Diluted Earnings Per Share
       Income available to common shareholders
       and assumed conversions                         $1,538    5,772,301      $.27         $1,323      5,755,879       $.23
                                                       ======    =========      ====         ======      =========       ====

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

       At March 31, 2000, the Bank's tangible equity ratio was 6.22%, Tier 1 or leverage ratio was 6.22%, Tier 1 risk-based capital ratio was 9.05%, and total risk-based capital ratio was 10.06%. As of March 31, 2000, the Bank was classified as "well capitalized."

(4)    Investment and Mortgage-Backed Securities

       The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                     Cost          Gains        Losses       Fair Value     Value
                                                   ---------    ----------    ----------     ----------    --------
       At March 31,  2000
       Available for Sale:
          Equity investments                         $ 6,011      $4,264        $  794       $  9,481      $  9,481
          U.S. Government Agencies                    21,000          --           524         20,476        20,476
          Corporate bonds                              2,431          --           221          2,210         2,210
          Mortgage-backed securities                 140,838          --         5,676        135,162       135,162
                                                    --------      ------        ------       --------      --------
            Total available for sale                $170,280      $4,264        $7,215       $167,329      $167,329
                                                    ========      ======        ======       ========      ========
       Held to Maturity:
          Federal Home Loan Bank Stock              $  4,923      $   --        $   --       $  4,923      $  4,923
          U.S. Government Agencies                    14,842          25           347         14,520        14,842
          Municipal bonds                             14,813           1         1,106         13,708        14,813
                                                    --------      ------        ------       --------      --------
            Total held to maturity                  $ 34,578      $   26        $1,453       $ 33,151      $ 34,578
                                                    ========      ======        ======       ========      ========

                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                      Cost         Gains        Losses       Fair Value      Value
                                                   ---------    ----------    ---------      ----------    --------
       At December 31, 1999
       Available for Sale:
         Equity investments                         $  4,564      $7,598        $   --       $ 12,162      $ 12,162
         U.S. Government Agencies                     17,107          --           330         16,777        16,777
         Corporate bonds                               1,900          --           207          1,693         1,693
         Mortgage-backed securities                  123,958           2         5,074        118,886       118,886
                                                    --------      ------        ------       --------      --------
            Total available for sale                $147,529      $7,600        $5,611       $149,518      $149,518
                                                    ========      ======        ======       ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  4,923      $   --        $   --       $  4,923      $  4,923
         U.S. Government Agencies                     14,581          30           356         14,255        14,581
         Municipal bonds                              14,805           1         1,070         13,736        14,805
                                                    --------      ------        ------       --------      --------
        Total held to maturity                      $ 34,309      $   31        $1,426       $ 32,914      $ 34,309
                                                    ========      ======        ======       ========      ========

(5)    Loans and Leases, Net

       The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                                March 31, 2000                 December 31, 1999
                                                             --------------                 -----------------
                                                         Amount          Percent         Amount          Percent
                                                         -----           -------         ------          -------
       Commercial business                              $ 147,433          27.27%       $ 119,807          23.79%
       Commercial real estate                             164,897          30.50          162,588          32.28
       Construction, net of loans in process               57,597          10.65           58,813          11.68
       Single family residential real estate               42,359           7.83           40,554           8.05
       Consumer loans                                      34,663           6.41           34,918           6.93
       Lease financing                                    111,518          20.62          103,536          20.56
       Unearned income                                    (17,765)         (3.28)         (16,551)         (3.29)
                                                         --------         ------         --------         ------
          Total loans and leases                          540,702         100.00%         503,665         100.00%
         Allowance for loan and lease losses               (5,618)        ======           (5,927)        ======
                                                         --------                        --------
              Net loans and leases                       $535,084                        $497,738
                                                         ========                        ========

(6)    Allowance for Loan and Lease Losses

       The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

                                                                    For the Three Months
                                                                       Ended March 31,
       (Dollars in thousands)                                       2000           1999
                                                                    ----           ----
       Balance beginning of period                                 $5,927         $4,490
       Charge-offs:
          Commercial business                                       1,033             --
          Single family residential real estate                        23             58
          Consumer loans                                               --              1
          Lease financing                                             477            101
                                                                   ------          -----
               Total charge-offs                                    1,533            160
                                                                   ------          -----
       Recoveries:
          Commercial business                                           4              6
          Consumer loans                                                2              9
          Lease financing                                             160             60
                                                                   ------          -----
               Total recoveries                                       166             75
                                                                   ------          -----
       Net charge-offs (recoveries)                                 1,367             85
       Additions charged to operations                              1,058            449
                                                                   ------         ------
       Balance at end of period                                    $5,618         $4,854
                                                                   ======         ======

(7) Investments in Unconsolidated Entities

    Investments in  Unconsolidated Entities at March 31, 2000 and
    December 31, 1999 are detailed below:

                                                                         March 31,    December 31,
    (Dollars in thousands)                                                 2000           1999
    -----------------------------------------------------------------------------------------------
     Investment in Ben Franklin/Progress Capital Fund, L.P. (A)         $  3,916       $  4,771
     Other investments in unconsolidated entities                          6,917          6,656
    -----------------------------------------------------------------------------------------------
     Total Investments in Unconsolidated Entities                        $10,833        $11,427
     ==============================================================================================

     (A) The Company owns approximately 36% of the Ben Franklin/Progress Capital Fund, L.P.("Ben Franklin"), which was formed on December 30, 1997, and accounts for its investment under the equity method. Condensed financial data of Ben Franklin follows:

                                                                          For the three months ended
                                                                                    March 31,
              (Dollars in thousands)                                          2000            1999
               -------------------------------------------------------------------------------------

              Summary of Operations

              --------------------------------------------------------
              Revenues                                                    $    114            $78
              Expenses                                                          69             69
              Net decrease in fair value of venture capital
                  investments                                               (2,093)            --
              --------------------------------------------------------------------------------------
              Net increase (decrease) in partners' capital
                     resulting from operations                             $(2,048)           $ 9
              ======================================================================================
               The Company's equity (loss) in Ben Franklin                 $  (854)           $ 3
              ======================================================================================

                                                                          March 31,     December 31,
              (Dollars in thousands)                                        2000           1999
              --------------------------------------------------------------------------------------
              Balance Sheet Data
              --------------------------------------------------------
              Assets:
                Venture capital investments, at fair value                 $ 6,632        $ 9,830
                Cash and temporary investments                               3,343          2,258
                Other assets                                                   149            100
              --------------------------------------------------------------------------------------
                     Total assets                                          $10,124        $12,188
              ======================================================================================
              Liabilities and Partners' Capital:
                Liabilities                                                $    20        $    36

                Partners' capital                                           10,104         12,152
              --------------------------------------------------------------------------------------
                Total liabilities and partners' capital                    $10,124        $12,188
              ======================================================================================


(8)    Commitments and Contingencies

       At March 31, 2000, the Company had $224.6 million in loan commitments to extend credit, including unused lines of credit, and $6.0 million in letters of credit outstanding.

(9)    Segments

       The following table sets forth selected financial information by business segment for the periods indicated:

                                                      Equipment      Real Estate
                                         Banking       Leasing        Advisory      Teleservices      Other         Total
                                         -------      ---------      -----------    ------------      -----         -----
       (Dollars in thousands)
       Assets at:
              March 31, 2000             $715,075      $92,703         $2,115          $1,772        $11,084       $822,749
              December 31, 1999           659,750       85,159          2,380           1,715         16,530        765,534

       Revenues for:
         the three months ended
              March 31,  2000               7,216        1,620            580           1,053          2,951         13,420
              March 31,  1999               6,441        1,415            614             373            134          8,977

       Net income for:
         the three months ended
              March 31, 2000                  671          261             14              53            539          1,538
              March 31, 1999                1,415          348            (38)              6           (408)         1,323

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 2000 data.

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

                                     SUMMARY

The Company recorded net income of $1.5 million or diluted earnings per share of $.27 for the three months ended March 31, 2000 compared to $1.3 million or $.23, respectively, for the three months ended March 31, 1999. Return on average shareholders' equity was 12.81% and return on average assets was .79% for the three months ended March 31, 2000 compared to 12.88% and .82%, respectively, for the three months ended March 31, 1999.

Net interest income increased to $7.6 million from $6.2 million, and the net interest margin increased to 4.28% from 4.13%, comparing the three months ended March 31, 2000 and 1999. The Company has effectively managed its increasing cost of funds by deploying capital into higher yielding investments and variable rate loans which resulted in a $1.4 million increase in net interest income. Non-interest income increased $3.1 million primarily due to $2.6 million of client warrant income which was recorded due to the expiration of restrictions on client warrants. Those gains were partially offset by net unrealized losses in the mezzanine and venture capital funds amounting to $955,000 during the first quarter. These losses represent a partial reversal of unrealized gains reported in the fourth quarter of 1999. Additionally, fee based income increased $1.4 million, primarily due to teleservices fees and mutual fund, annuity and insurance commissions. These increases were offset by a $609,000 increase in the provision for loan and lease losses, primarily due to a commercial loan charge-off and a more aggressive leasing charge-off policy, which was implemented in the second quarter of 1999, and by a $3.6 million increase in non-interest expense as a result of our objectives to diversify our business and grow the Company.

Total assets increased to $822.7 million at March 31, 2000 from $765.5 million at December 31, 1999 primarily due to loan growth. Total deposits increased to $547.6 million at March 31, 2000 from $521.4 million at December 31, 1999. Deposit growth was primarily the result of new commercial business customer relationships and retail branch expansion.

                               FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet its funding requirements for loan and lease commitments, scheduled debt repayments, operating expenses, and deposit withdrawals. The Bank is the primary source of working capital for the Company. At March 31, 2000, the Bank met all regulatory capital liquidity requirements. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. At March 31, 2000, the Bank's liquidity ratio of 8.74% was in excess of the current minimum requirement.

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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the three months ended March 31, 2000, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. For the three months ended March 31, 2000, cash was provided by operating activities. Cash was used in investing activities primarily due to net origination of loans and purchases of mortgage-backed securities. Cash was provided by financing activities, primarily due to net increases in demand deposits and short-term borrowings.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                           March 31,       December 31,        March 31,
(Dollars in thousands)                                                       2000             1999               1999
                                                                           ---------       ------------        ---------
Loans and leases accounted for on a non-accrual basis                       $4,139            $5,701            $4,407
REO, net of related reserves                                                    --                66                --
                                                                            ------            ------            ------
     Total non-performing assets                                            $4,139            $5,767            $4,407
Accruing loans 90 or more days past due                                      4,569             2,336             2,123
                                                                            ------            ------            ------
     Total underperforming assets                                           $8,708            $8,103            $6,530
                                                                            ======            ======            ======
Non-performing assets as a percentage of net loans and leases
   and other real estate owned                                                 .77%             1.16%             1.02%
                                                                            ======            ======            ======
Non-performing assets as a percentage of total assets                          .50%              .75%              .66%
                                                                            ======            ======            ======
Underperforming assets as a percentage of net loans and leases
   and other real estate owned                                                1.63%             1.63%             1.51%
                                                                            ======            ======            ======
Underperforming assets as a percentage of total assets                        1.06%             1.06%              .98%
                                                                            ======            ======            ======
Allowance for loan and lease losses                                         $5,618            $5,927            $4,854
                                                                            ======            ======            ======
Ratio of allowance for loan and lease losses to
   non-performing loans and leases at end of period                         135.73%           103.96%           110.14%
                                                                            ======            ======            ======
Ratio of allowance for loan and lease losses to
    underperforming loans and leases at end of period                        64.52%            73.75%           74.33%
                                                                            ======            ======            =====

Non-performing assets decreased to $4.1 million at March 31, 2000 from $5.7 million at December 31, 1999, and from $4.4 million at March 31, 1999. The decrease in non-performing assets since December 31, 1999 was primarily related to the charge-off of a portion of a large commercial business loan. The $4.1 million of non-accrual loans at March 31, 2000 consisted of $996,000 of lease financing, $1.6 million of loans secured by single family residential property, $1.0 million of commercial business loans, $155,000 of commercial mortgages and $364,000 in consumer loans.

Accruing loans 90 or more days past due increased from $2.3 million at December 31, 1999 to $4.6 million at March 31, 2000. This increase was primarily due to an increase in accruing 90-day-or-more delinquent commercial business loans. The $4.6 million of accruing loans 90 or more days past due at March 31, 2000 consisted of $2.4 million of commercial mortgages, $1.7 million of commercial business loans, $493,000 in construction loans and $7,000 in lease financing.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                             March 31, 2000          December 31, 1999          March 31, 1999
(Dollars in thousands)                      Amount     Percent      Amount      Percent      Amount       Percent
                                            ------     -------      ------      -------      ------       -------
Delinquencies:
     30 to 59 days                          $ 5,086       .94%    $ 7,488        1.49%      $ 7,312        1.68%
     60 to 89 days                            1,342       .25       1,288         .26         3,320         .76
     90 or more days                          4,569       .85       2,336         .46         2,123         .49
                                            -------      ----     -------        ----       -------        ----
     Total                                  $10,997      2.04%    $11,112        2.21%      $12,755        2.93%
                                            =======      ====     =======        ====       =======        ====

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


For the Three Months Ended March 31,                                       2000                          1999
                                                             ---------------------------   --------------------------
(Dollars in thousands)                                       Average              Yield/   Average             Yield/
                                                             Balance   Interest    Rate    Balance   Interest   Rate
                                                             -------   --------   ------   -------   --------  ------
Interest-earning assets:
   Interest-earning deposits                                 $16,945    $ 239      5.67%   $16,294    $ 193     4.80%
   Trading securities                                          1,077       --        --         --       --       --
   Investment securities(1)                                   65,847    1,043      6.37     31,131      467     6.08
   Mortgage-backed securities (1)                            116,534    2,064      7.12    139,048    2,125     6.20
   Commercial business loans                                 130,946    2,899      8.90     95,429    2,064     8.77
   Commercial real estate loans (4)                          166,847    3,602      8.68    137,349    2,937     8.67
   Construction loans                                         59,720    1,519     10.23     44,280    1,092    10.00
   Single family residential real estate loans                40,686      759      7.50     49,358      897     7.37
   Consumer loans                                             34,853      677      7.81     28,956      571     8.00
   Lease financing                                            88,474    2,497     11.35     73,389    1,996    11.03
                                                             -------   ------     -----    -------   ------    -----
   Total interest-earning assets                             721,929   15,299      8.52    615,234   12,342     8.14
                                                             -------   ------     -----    -------   ------    -----
Non-interest-earning assets:
   Cash                                                       16,426                       13,770
   Allowance for loan and lease losses                        (5,994)                      (5,165)
   Other assets                                               46,394                       29,512
                                                             -------                       ------
   Total non-interest-earning assets                          56,826                       38,117
                                                             -------                       ------
     Total assets                                           $778,755                     $653,351
                                                            ========                     ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                       $83,141      641      3.10   $78,084      534     2.77
     Money market accounts                                    35,855      266      2.98    36,142      240     2.69
     Passbook and statement savings                           31,452      139      1.78    31,753      155     1.98
     Time deposits                                           306,189    4,163      5.47   219,496    2,839     5.25
                                                            --------    -----     -----  --------    -----     ----
   Total interest-bearing deposits                           456,637    5,209      4.59   365,475    3,768     4.18
   Short-term borrowings                                      62,383      888      5.73    44,191      665     6.10
   Long-term debt                                            110,000    1,518      5.55   123,395    1,649     5.42
                                                            --------    -----     -----  --------    -----     ----
   Total interest-bearing liabilities                        629,020    7,615      4.87   533,061    6,082     4.63
                                                            --------    -----     -----   -------    -----     ----
Non-interest-bearing liabilities:
   Non-interest-bearing deposits                              69,559                       52,049
   Other liabilities                                          17,425                       12,150
                                                             -------                      -------
   Total non-interest-bearing liabilities                     86,984                       64,199
                                                             -------                      -------
     Total liabilities                                       716,004                      597,260
                                                             -------                      -------
Capital securities                                            14,453                       14,433
Stockholders' equity                                          48,298                       41,658
                                                            --------                     --------
     Total liabilities, capital securities and              $778,755                     $653,351
     stockholders' equity                                   ========                     ========
Net interest income:                                                   $7,684                       $6,260
                                                                       ======                       ======
Interest rate spread (2)                                                           3.65%                        3.51%
                                                                                   =====                        =====
Net interest margin (3)                                                            4.28%                        4.13%
                                                                                   =====                        =====
Average interest-earning assets to average                                       114.77%                      115.42%
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

(4) Includes loans held for sale.

Net interest income, on a tax-equivalent basis, amounted to $7.7 million for the three months ended March 31, 2000 in comparison with $6.3 million for the same period in 1999. Average earning assets for the first quarter of 2000 were $721.9 million compared to $615.2 million for the same period in 1999. The growth in assets relates to higher loan and lease production. Average loans and leases increased $92.8 million to $521.5 million compared to the same quarter of 1999. Consequently, tax-equivalent net interest income for the first quarter of 2000 increased $1.4 million or 23% over the same period in 1999. The net interest margin increased 15 basis points primarily due to a 14 basis point increase in the Company's interest rate on earning assets over its cost of funds.

Provision for Loan and Lease Losses

During the quarter ended March 31, 2000, the Company recorded a $1.1 million provision for loan and lease losses compared with $449,000 for the comparable period in 1999. The increase of $609,000 was the result of a large commercial business loan liquidation and partial charge-off and a more aggressive charge-off policy implemented in the second quarter of 1999 for the lease portfolio. The current level of delinquent and nonaccrual leases has declined from $7.2 million at March 31, 1999 to $1.5 million at March 31, 2000.

At March 31, 2000, the allowance for possible loan and lease losses amounted to $5.6 million or 1.04% of total loans and leases and 135.73% of total non-performing loans and leases. At December 31, 1999, the allowance for possible loan and lease losses amounted to $5.9 million or 1.18% of total loans and leases and 103.96% of total non-performing loans and leases.

Non-Interest Income

Non-interest income for the quarter ended March 31, 2000 amounted to $5.8 million, compared to $2.8 million for the same period in 1999. The Company recognized $2.6 million of client warrant income during the period due to the expiration of restrictions on the sale of warrants to acquire common stock of US Interactive, Inc., RAVISENT Technologies, Inc. and EMAX Solutions Partners, Inc. Teleservices fee income increased $701,000 over the first quarter of 1999 due to revenue from new inbound clients. Mutual fund, annuity and insurance commissions increased $399,000 over the first quarter of 1999. Service charges on deposits increased $122,000 over the first quarter of 1999. These increases were partially offset by net unrealized losses in the mezzanine and venture capital funds amounting to $955,000 during the quarter.

Non-interest Expense

Total non-interest expense was $10.0 million for the quarter ended March 31, 2000 compared to $6.4 million for the quarter ended March 31, 1999. The increase in non-interest expense for the quarter ended March 31, 2000 over the comparable quarter in 1999 was primarily due to increases in salaries and employee benefits of $1.9 million as a result of additional employees to staff three new bank branches, recent acquisitions, the staffing of Progress Capital Management, Inc. to pursue our SBIC license, and from other new positions established within the Company. Occupancy and furniture, fixtures and equipment expenses increased $529,000 mainly due to a new operations center, new branch openings and recent acquisitions. Professional services expense increased $339,000 due to consulting and legal costs associated with recent acquisitions and the increased usage of an interactive voice response system in handling new inbound clients. The $679,000 increase in other non-interest expense included nonrecurring system conversion related expenses of approximately $124,000. The Company experienced increases in loan expense, advertising, state franchise taxes, telephone and goodwill amortization as it expanded its non-banking businesses, and opened three new bank branches and a new operations center since the first quarter of 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Item 7A, filed with the Securities and Exchange Commission on March 29, 2000. The market risk of the Company has not experienced any significant changes as of March 31, 2000.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

    (27) Financial Data Schedule for the three months ended March 31, 2000

(b) Reports on Form 8-K

    On March 23, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 the announcement of its fourth quarter 1999 earnings, declaration of its 1st quarter 2000 cash dividend and distribution of an earnings package to analysts.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Progress Financial Corporation

May 11, 2000                             /s/ W. Kirk Wycoff
------------------                       ---------------------------------------
  Date                                   W. Kirk Wycoff, Chairman, President and
                                         Chief Executive Officer




May 11, 2000                             /s/ Michael B. High
------------------                       ---------------------------------------
  Date                                   Michael B. High,
                                         Executive Vice President and
                                         Chief Financial Officer