Form 10-Q
period 2000-06-30
PROGRESS FINANCIAL CORP
filed 2000-08-14
CIK 790183

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000.

                                       OR

[       ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to _____________.

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

Yes     X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($1.00 par value)                        5,525,262
  ------------------------------             ----------------------------
       Title of Each Class                   Number of Shares Outstanding
                                                as of July 31, 2000

                         Progress Financial Corporation

                                Table of Contents

                     PART I - Interim Financial Information

                                                                          Page

Item 1.Interim Financial Statements

       Consolidated Interim Statements of Financial Condition as of
       June 30, 2000 (unaudited) and December 31, 1999 (audited)............3

       Consolidated Interim Statements of Operations for the
       three and six months ended June 30, 2000 and 1999 (unaudited)........4

       Consolidated Interim Statements of Changes in
       Shareholders' Equity and Comprehensive Income for
       the six months ended June 30, 2000 and 1999 (unaudited)..............5

       Consolidated Interim Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited).............................6

       Notes to Consolidated Interim Financial Statements (unaudited).......7

Item 2.Management's Discussion and Analysis of Financial Condition and
       Results of Operations (unaudited)...................................13

Item 3.Quantitative and Qualitative Disclosures About Market Risk..........19



                           PART II - Other Information

Item 1.Legal Proceedings...................................................20

Item 2.Changes in Securities...............................................20

Item 3.Defaults upon Senior Securities.....................................20

Item 4.Submission of Matters to a Vote of Security Holders.................20

Item 5.Other Information...................................................20

Item 6.Exhibits and Reports on Form 8-K....................................20

       Signatures..........................................................21

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Consolidated Interim Statements of Financial Condition

(Dollars in thousands)                                                                        June 30,       December 31,
                                                                                                2000             1999
                                                                                             ----------      -----------
                                                                                             (unaudited)      (audited)
Assets
Cash and due from banks:
   Non-interest-earning                                                                      $ 16,926          $ 15,648
   Interest-earning                                                                            18,658            24,278
Trading securities                                                                                 --             3,267
Investment and mortgage-backed securities:
   Available for sale at fair value (amortized cost:$187,182 in 2000 and $147,529 in 1999)    181,609           149,518
   Held to maturity at amortized cost (fair value:  $33,440 in 2000 and $32,914 in 1999)       35,103            34,309
Loans and leases, net (net of  reserves:  $6,527 in 2000 and $5,927 in 1999)                  535,354           497,738
Investments in unconsolidated entities                                                         10,022            11,427
Premises and equipment, net                                                                    17,609            15,600
Other assets                                                                                   24,028            15,968
Net assets of discontinued teleservices operations                                                 --             1,188
                                                                                             --------          --------
       Total assets                                                                          $839,309          $768,941
                                                                                             ========          ========
Liabilities and Shareholders' Equity
Liabilities:

     Deposits:
         Non-interest-bearing                                                                $ 79,213          $ 65,305
         Interest-bearing                                                                     491,120           456,134
     Short-term borrowings                                                                     72,630            50,767
     Other liabilities                                                                         16,590            22,475
     Long-term debt:
         Federal Home Loan Bank advances                                                      100,500            85,000
         Other debt                                                                            15,000            24,000
     Subordinated debt                                                                          3,000             3,000
                                                                                             --------          --------
     Total liabilities                                                                        778,053           706,681
                                                                                             --------          --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation                          14,461            14,451
Commitments and contingencies (Note 10)
Shareholders' equity:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares authorized but            --                --
        unissued
     Common stock - $1 par value;  12,000,000 shares  authorized:  5,692,000 and
            5,680,000  shares  issued  and  outstanding  at June  30,  2000  and
            December  31,  1999,  respectively;  including  treasury  shares  of
            169,000 and 152,000, and unallocated shares held by the
            Employee Stock Ownership Plan of 0 an 14,000 at June 30, 2000                       5,692             5,680
            and December 31, 1999, respectively.
     Other common shareholders' equity, net                                                    44,852            40,895
     Net accumulated other comprehensive income (loss)                                         (3,749)            1,234
                                                                                             --------          --------
     Total shareholders' equity                                                                46,795            47,809
                                                                                             --------          --------
       Total liabilities, Corporation-obligated mandatorily redeemable capital
       securities and shareholders' equity                                                   $839,309          $768,941
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Operations (unaudited)
(Dollars in thousands, except per share data)

                                                                       For the Three Months       For the Six Months
                                                                          Ended June 30,            Ended June 30,
                                                                        2000         1999          2000        1999
                                                                        ----         -----         ----        ----
Interest income:
   Loans and leases, including fees                                   $12,506       $10,071      $24,451     $19,628
   Mortgage-backed securities                                           2,462         1,969        4,526       4,094
   Investment securities                                                1,016           526        1,979         948
   Other                                                                  347           167          586         360
                                                                      -------       -------      -------     -------
       Total interest income                                           16,331        12,733       31,542      25,030
                                                                      -------       -------      -------     -------
Interest expense:
   Deposits                                                             5,632         3,880       10,841       7,648
   Short-term borrowings                                                1,082           575        1,970       1,240
   Long-term and subordinated debt                                      1,686         1,679        3,204       3,328
                                                                      -------       -------      -------     -------
       Total interest expense                                           8,400         6,134       16,015      12,216
                                                                      --------      -------      -------     -------

Net interest income                                                     7,931         6,599       15,527      12,814
Provision for loan and lease losses                                     1,175         1,216        2,233       1,665
                                                                      -------       -------      -------     -------
Net interest income after provision for loan and lease losses           6,756         5,383       13,294      11,149
                                                                      -------       -------      -------     -------
Non-interest income:
   Service charges on deposits                                            687           521        1,229         941
   Lease financing fees                                                   374           401          664         669
   Mutual fund, annuity and insurance commissions                         960           574        1,839       1,054
   Loan brokerage and advisory fees                                       541           652        1,062       1,175
   Gain (loss) on sale of securities                                        2             4         (110)       (156)
   Equity (loss) in unconsolidated entities                            (1,042)           48       (1,997)        104
   Client warrant income                                                  985           482        3,585         482
   Fees and other                                                       1,417           578        2,532       1,510
                                                                      -------       -------      -------     -------
       Total non-interest income                                        3,924         3,260        8,804       5,779
                                                                      -------       -------      -------     -------
Non-interest expense:
   Salaries and employee benefits                                       5,087         3,885        9,871       7,159
   Occupancy                                                              513           291        1,108         607
   Data processing                                                        231           263          636         480
   Furniture, fixtures and equipment                                      560           394        1,028         653
   Professional services                                                  524           397        1,139         763
   Capital securities expense                                             399           399          798         797
   Other                                                                1,828         1,631        3,756       3,014
                                                                      -------       -------      -------     -------
       Total non-interest expense                                       9,142         7,260       18,336      13,473
                                                                      -------       -------      -------     -------

Income from continuing operations before income taxes                   1,538         1,383        3,762       3,455
Income tax expense                                                        529           447        1,268       1,202
                                                                      -------       -------      -------     -------
       Income from continuing operations                                1,009           936        2,494       2,253
Discontinued operations (Note 2):
   Gain on sale of discontinued teleservices operations,net of tax      1,513            --        1,513          --
   Income from discontinued teleservices operations, net of tax            61           194          114         200
                                                                      -------       -------      -------     -------
              Net income                                              $ 2,583       $ 1,130      $ 4,121     $ 2,453
                                                                      =======       =======      =======     =======

Basic income from continuing operations per common share                 $.18          $.17         $.45        $.42
                                                                        =====         =====        =====        ====
Diluted income from continuing operations per common share               $.18          $.16         $.44        $.39
                                                                        =====         =====        =====        ====
Basic earnings per common share                                          $.46          $.21         $.74        $.46
                                                                        =====         =====        =====        ====
Diluted earning per common share                                         $.45          $.19         $.72        $.42
                                                                        =====         =====        =====        ====
Dividends per common share                                               $.05          $.04         $.10        $.08
                                                                        =====         =====        =====        ====
Basic average common shares outstanding                             5,519,440     5,457,518    5,544,054   5,385,965
                                                                   ==========    ==========   ==========   =========
Diluted average common shares outstanding                           5,720,185     5,834,733    5,743,395   5,767,923
                                                                   ==========    ==========   ==========   =========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income (unaudited)
(Dollars in thousands)

                                                                                                Net
                                                                Unearned                     Accumulated
                                                      Unearned Compensation                    Other                      Total
                                      Common Treasury   ESOP   Restricted Capital Retained Comprehensive Comprehensive Shareholders'
                                       Stock  Stock    Shares    Stock    Surplus Earnings    Income        Income        Equity
                                                                                              (Loss)        (Loss)
                                      ------ -------- -------- ---------- ------- -------- ------------- ------------- -------------

For the six months ended June 30, 2000:

Balance at December 31, 1999          $5,680  $(1,963)  $(64)    $(1,051)   $42,612  $1,361    $1,234                      $47,809
Issuance of stock under employee
  benefit plans (12,252 common shares;
  3,654 treasury shares;                  12       48     64         192        207      --        --                          523
  14,011 ESOP shares)
Net income                                --       --     --          --         --   4,121        --      $ 4,121           4,121
Other comprehensive loss,
  net of tax (a)                          --       --     --          --         --      --    (4,983)      (4,983)         (4,983)
                                                                                                           -------
Comprehensive loss                        --       --     --          --         --      --        --      $  (862)
                                                                                                           =======
Purchase of treasury stock
  (81,000 treasury shares)                --     (920)    --          --         --      --        --                         (920)
Acquisition of subsidiary                 --      800     --          --         --      --        --                          800
    (60,000 treasury shares)
Cash dividend declared                    --       --     --          --         --    (555)       --                         (555)
                                       ------  ------   -----      ------   -------  ------   -------                      -------
Balance at June 30, 2000               $5,692 $(2,035)  $ --      $  (859)  $42,819  $4,927   $(3,749)                     $46,795
                                       ====== =======   =====     =======   =======  ======   =======                      =======


For the six  months ended June 30, 1999:

Balance at December 31, 1998           $5,263 $(2,287) $(114)     $   --    $39,586   $(399)    $(495)                     $41,554
Exercise of stock warrants
 (125,971 common shares; 122,088
  treasury shares)                        126   1,666     --          --       (442)     --        --                        1,350
Issuance of stock under employee
  benefit plans (8,113 common shares;
  107,709 treasury  shares;
  5,315 ESOP shares)                        8   1,319     25      (1,066)       (59)     --        --                          227
Net income                                 --      --     --          --         --   2,453        --         $2,453         2,453
Other comprehensive loss,
  net of tax (a)                           --      --     --          --         --      --    (1,401)        (1,401)       (1,401)
                                                                                                              ------
Comprehensive income                       --      --     --          --         --      --                   $1,052
                                                                                                              ======
Purchase of treasury stock
   (52,500 treasury shares)                --    (698)    --          --         --      --        --                         (698)
Retirement of stock warrants               --      --     --          --       (331)     --        --                         (331)
Cash dividend declared                     --      --     --          --         --    (408)       --                         (408)
                                       ------  ------  -----      ------    -------  ------   -------                       ------
Balance at June 30, 1999               $5,397  $   --  $ (89)    $(1,066)   $38,754  $1,646   $(1,896)                     $42,746
                                       ======  ======  =====     =======    =======  ======   =======                      =======



(a)      For the six months ended June 30,                                        2000      1999
                                                                                  ----      ----
  Calculation of other comprehensive loss net of tax:
  Unrealized holding losses arising during the period, net of tax              $(5,055)  ($1,504)
  Less: Reclassification for losses included in net income, net of tax             (72)     (103)
                                                                               -------   -------
  Other comprehensive loss, net of tax                                         $(4,983)  $(1,401)
                                                                               ========  ========



See Notes to Consolidated Interim Financial Statements

Consolidated Interim Statements of Cash Flows (unaudited)
(Dollars in thousands)

For the six months ended June 30,                                                              2000           1999
----------------------------------                                                             ----           ----
Cash flows from operating activities:
   Income from continuing operations                                                          $2,494         $2,253
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                             1,317            373
     Provision for loan and lease losses                                                       2,233          1,665
     Client warrant income                                                                    (3,585)          (482)
     Loss on sale of securities available for sale                                               110            156
     (Gain) loss on sale of loans and leases                                                    (159)            34
     Accretion of deferred loan and lease fees and expenses                                   (1,166)        (1,187)
     Amortization of premiums/accretion of discounts on securities                               151            578
     (Equity) loss in unconsolidated entities                                                  1,997           (104)
     Other, net                                                                                  162             93
   Proceeds from sales of loans held for sale                                                    --           4,451
   Originations of loans held for sale                                                           --         (11,261)
   Repayments on loans held for sale                                                             --           4,737
   Net proceeds from sales of trading securities                                                996              --
   (Increase) decrease in other assets                                                          636             702
   Increase (decrease) in other liabilities                                                  (3,259)         (6,182)
                                                                                             ------         -------
     Net cash flows provided by (used in) continuing operations                               1,927          (4,174)
     Net cash flows used in discontinued teleservices operations                             (1,923)           (277)
                                                                                             ------         -------
          Net cash flows provided by (used in) operating activities                               4          (4,451)
Cash flows from investing activities:
   Capital expenditures                                                                      (3,035)         (1,683)
   Purchases of investments and mortgage-backed securities available for sale               (47,404)         (1,050)
   Purchases of investment securities held to maturity                                         (778)         (6,594)
   Repayments on investment and mortgage-backed securities available for sale                 7,595          21,862
   Proceeds from sales and calls of investment and
     mortgage-backed securities available for sale                                            3,058           6,440
   Proceeds from sale of loans and leases                                                     6,447             875
   Proceeds from sale of discontinued teleservices operations                                 4,935              --
   Net increase in loans and leases                                                         (50,663)        (31,785)
   Net investment in unconsolidated entities                                                   (231)         (1,952)
   Other, net                                                                                  (200)           (250)
                                                                                            -------         -------
          Net cash flows used in investing activities                                       (80,276)        (14,137)
                                                                                            -------        --------
Cash flows from financing activities:
   Net increase in demand, NOW and savings deposits                                          30,422            3,748
   Net increase in time deposits                                                             18,472           33,218
   Net increase (decrease) in short-term borrowings                                           2,863          (17,256)
   Proceeds from issuance of long-term debt                                                  25,500            4,000
   Dividends paid                                                                              (555)            (408)
   Purchase of treasury shares                                                                 (920)            (698)
   Proceeds from exercise of stock warrants                                                      --            1,350
   Retirement of stock warrants                                                                  --             (331)
   Net proceeds from issuance of stock under employee benefit plans                             148              134
                                                                                            -------          -------
          Net cash flows provided by financing activities                                    75,930           23,757
                                                                                            -------          -------
Net increase (decrease) in cash and cash equivalents                                         (4,342)           5,169
Cash and cash equivalents:
   Beginning of year                                                                         39,926           20,687
                                                                                            -------          -------
   End of period                                                                            $35,584          $25,856
                                                                                            =======          =======
Supplemental disclosures:
   Non-monetary transfers:
       Treasury shares issued in purchase of subsidiary                                     $   800          $    --
                                                                                            =======          =======
       Transfer of loans held for sale to loans held in portfolio                           $    --          $18,177
                                                                                            =======          =======
       Transfer investments available for sale to investments held to maturity              $    --          $ 9,464
                                                                                            =======          =======
    Cash payments for:
       Income taxes for continuing operations                                               $   473          $ 1,780
       Income taxes for discontinued operations                                             $   176          $    22
                                                                                            =======          =======
       Interest for continuing operations                                                   $16,143          $11,245
                                                                                            =======          =======

See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

(1)    Basis of Presentation

       In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles in the United States. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2000. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Development Corp., Progress Capital Management, Inc. and Progress Financial Resources, Inc. All significant intercompany transactions have been eliminated.

(2)    Discontinued Operations

       During the second quarter of 2000, the Company decided to sell its teleservicing assets to move toward focusing on its core financial services competencies. Prior period information has been restated for the discontinuance of this operation.

       On May 19, 2000, the Company sold the assets of Procall Teleservices, Inc., its business-to-business teleservices subsidiary. The Company recognized a gain on this sale of $2.5 million pretax, $1.5 million net of tax of $1.0 million, or diluted earnings per share of $.26, during the second quarter of 2000. Income from discontinued teleservices operations for the three months ended June 30,2000 amounted to $103,000 pre-tax ($61,000,net of taxes of $42,000) compared to $329,000 pre-tax($194,000, net of taxes of $135,000)for the three months ended June 30, 1999.
       Income from discontinued teleservices operations for the six months ended June 30, 2000 amounted to $194,000 pre-tax($114,000,net of taxes of $80,000)compared to $341,000 pre-tax ($200,000, net of taxes of $141,000)
       for the six months ended June 30, 1999.

(3)    Subsequent Events

       In July 2000, the Company issued 6,000 shares, or $6.0 million, of 11.445% trust preferred securities, $1,000 liquidation amount per security, due July 19, 2030 (the "Trust Preferred Securities"), in a private offering managed by First Union Securities, Inc. The Trust Preferred Securities represent undivided beneficial interests in Progress Capital Trust II, a statutory business trust created under the laws of Delaware (the "Trust II"), which was established by the Company for the purpose of issuing the Trust Preferred Securities. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust II's obligations under the Trust Preferred Securities. Net proceeds from the sale of the securities will be used for general purposes, including but not limited to, capital contributions to the Bank to fund its growth and for repurchases of the Company's common stock under its existing stock repurchase program.

(4)    New Developments

       On June 1, 2000, M-Corp., a corporation on which the Company held warrants, was acquired by Ramesys Holdings Limited ("Ramesys"). The warrants were obtained through the Company's Specialized Lending Division, which provides customized financial services to leading edge companies in technology, health care and insurance. The Company received a cash distribution and a convertible note from Ramesys; a total value of approximately $61,000 was recorded in client warrant income.

       On March 22, 2000, EMAX Solutions Partners, Inc., ("EMAX"), a corporation on which the Company held warrants, obtained through the Company's
       Specialized Lending Division, announced that it was acquired by SciQuest.com ("SQST"). The Company held warrants to purchase 15,600 common shares of EMAX at an average exercise price of $4.82 per share. In accordance with the terms of the acquisition, the Company's warrants could be exchanged into 7,598 warrants to purchase common shares of SQST at an average exercise price of $2.35. During the second quarter of 2000 the Company sold its warrants on EMAX back to the company. Client warrant income of $163,000 for the three months ended June 30, 2000, $340,000 for the six months ended June 30, 2000, was recognized on these warrants.

       In January 2000, the Company acquired KMR Management, Inc. ("KMR"); a Pennsylvania based corporation which provides financial and operational management consulting services for commercial clients. The acquisition was accounted for under the purchase method of accounting. The purchase price was $1.0 million, which included the issuance of 60,000 treasury shares. Goodwill of $1.0 million was created in the transaction, which will be amortized over a ten-year period.

(5)    Shareholders' Equity

       Stock Repurchase Program

       On October 27, 1999, the Company announced the authorization of a new stock repurchase program to repurchase up to 280,000 shares, or five percent, of its outstanding common stock. Under this new program 76,800 shares were repurchased during 1999 and 80,500 shares were repurchased during the six months ended June 30, 2000.

       Earnings per Share

       The following table presents a summary of per share data and amounts for the periods included. All prior period information has been restated to reflect the 5% stock dividend distributed to stockholders on August 31, 1999.

                                                                          For the three months ended June 30,
    (Dollars in thousands, except per share data)                    2000                                     1999
                                                       ----------------------------------     -------------------------------------
                                                                                 Per Sare                                 Per Share
                                                          Income      Shares       Amount        Income       Shares        Amount
                                                          ------      ------     --------        ------       ------      ---------
    Basic Earnings Per Share:

      Income from continuing operations available
         to common shareholders                           $1,009     5,519,440      $.18        $ 936       5,457,518         $.17
      Income from discontinued teleservices operations     1,574     5,519,440       .28          194       5,457,518          .04
                                                         -------                    ----        -----                         ----
      Total income available to common shareholders        2,583     5,519,440      $.46        1,130       5,457,518         $.21
                                                                                    ====                                      ====
    Effect of Dilutive Securities:
       Warrants                                               --            --        --           --         124,121           --
       Options                                                --       200,745        --           --         253,094           --
                                                                     ---------                              ---------
    Diluted Earnings Per Share:
      Income from continuing operations available
        to common shareholders and assumed conversions     1,009     5,720,185      $.18          936       5,834,733         $.16
      Income from discontinued teleservices operations     1,574     5,720,185       .27          194       5,834,733          .03
                                                         -------                    ----        -----                         ----
    Total income available to common shareholders and
      assumed conversions                                 $2,583     5,720,185      $.45       $1,130       5,834.733         $.19
                                                          ======     =========      ====       ======       =========         ====

                                                                            For the six months ended June 30,
    (Dollars in thousands, except per share data)                    2000                                   1999
                                                         ---------------------------------     ---------------------------------
                                                                                Per Share                                 Per Share
                                                         Income     Shares       Amount        Income        Shares         Amount
                                                         ------     ------      ---------      ------        ------       ---------
    Basic Earnings Per Share:

      Income from continuing operations available
         to common shareholders                          $2,494    5,544,054        $.45       $2,253       5,385,965         $.42
      Income from discontinued teleservices operations    1,627    5,544,054         .29          200       5,385,965          .04
                                                         ------                     ----       ------                         ----
      Total income available to common shareholders       4,121    5,544,054        $.74        2,453       5,385,965         $.46
                                                                                    ====                                      ====
    Effect of Dilutive Securities:
       Warrants                                              --           --          --           --         138,447          --
       Options                                               --      199,341          --           --         243,511          --
                                                                   ---------                                  -------
    Diluted Earnings Per Share:
      Income from continuing operations available
        to common shareholders and assumed conversions    2,494    5,743,395        $.44        2,253       5,767,923        $.39
      Income from discontinued teleservices operations    1,627    5,743,395         .28          200       5,767,923         .03
                                                         ------                     ----        -----                        ----
      Total income available to common shareholders and
         assumed conversions                             $4,121    5,743,395        $.72       $2,453       5,767.923        $.42
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

       At June 30, 2000, the Bank's tangible equity ratio was 6.42%, Tier 1 or leverage ratio was 6.42%, Tier 1 risk-based capital ratio was 9.24%, and total risk-based capital ratio was 10.37%. As of June 30, 2000, the Bank was classified as "well capitalized."

(6)    Investment and Mortgage-Backed Securities

       The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                     Cost         Gains         Losses       Fair Value      Value
                                                   ---------    ----------    ----------     ----------    --------
       At June 30, 2000
       Available for Sale:
          Equity investments                        $  6,515      $1,595        $1,965      $   6,145     $   6,145
          U.S. Government Agencies                    21,000          --           486         20,514        20,514
          Corporate bonds                              2,432          --           261          2,171         2,171
          Mortgage-backed securities                 157,235         124         4,580        152,779       152,779
                                                  ----------      ------        ------       --------      --------
            Total available for sale                $187,182      $1,719        $7,292       $181,609      $181,609
                                                  ==========      ======        ======       ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  5,175     $    --       $    --        $ 5,175    $    5,175
         U.S. Government Agencies                     15,108          15           446         14,677        15,108
         Municipal bonds                              14,820          --         1,232         13,588        14,820
                                                  -----------    -------       -------       --------     ----------
            Total held to maturity                 $  35,103     $    15        $1,678       $ 33,440     $  35,103
                                                  ==========     =======        ======       ========     =========


                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                       Cost        Gains         Losses     Fair Value       Value
                                                  ----------   -----------   -----------    ----------     --------
       At December 31, 1999
       Available for Sale:
         Equity investments                         $  4,564      $7,598        $   --       $ 12,162      $ 12,162
         U.S. Government Agencies                     17,107          --           330         16,777        16,777
         Corporate bonds                               1,900          --           207          1,693         1,693
         Mortgage-backed securities                  123,958           2         5,074        118,886       118,886
                                                    --------     -------       -------       --------      --------
             Total available for sale               $147,529      $7,600        $5,611       $149,518      $149,518
                                                    ========      ======        ======       ========      ========

       Held to Maturity:
         Federal Home Loan Bank Stock               $  4,923       $  --        $   --      $   4,923     $   4,923
         U.S. Government Agencies                     14,581          30           356         14,255        14,581
         Municipal bonds                              14,805           1         1,070         13,736        14,805
                                                    --------       -----        ------      ---------     ---------
            Total held to maturity                  $ 34,309       $  31        $1,426      $  32,914     $  34,309
                                                    ========       =====        ======      =========     =========

(7)    Loans and Leases, Net

     The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                                June 30, 2000                  December 31, 1999
                                                             -------------                  -----------------
                                                         Amount          Percent         Amount          Percent
                                                         ------          -------         ------          -------
       Commercial business                             $  149,790          27.64%      $  119,807          23.79%
       Commercial real estate                             171,459          31.64          162,588          32.28
       Construction, net of loans in process               44,752           8.26           58,813          11.68
       Single family residential real estate               40,281           7.43           40,554           8.05
       Consumer loans                                      37,901           6.99           34,918           6.93
       Lease financing                                    116,172          21.44          103,536          20.56
       Unearned income                                    (18,474)         (3.40)         (16,551)         (3.29)
                                                        ----------       ----------     ----------       --------
       Total loans and leases                             541,881         100.00%         503,665         100.00%
                                                                          =======                         =======
         Allowance for loan and lease losses               (6,527)                         (5,927)
                                                        ----------                       ---------
              Net loans and leases                       $535,354                        $497,738
                                                        ==========                       =========

(8)    Allowance  for  Loan and Lease Losses

       The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

                                                                 For the Three Months           For the Six Months
                                                                    Ended June 30,                Ended June 30,
       (Dollars in thousands)                                       2000       1999               2000       1999
                                                                    ----       ----               ----       ----
       Balance beginning of period                                 $5,618     $4,854             $5,927     $4,490
       Charge-offs:
          Commercial business                                          --         --              1,033         --
          Single family residential real estate                        29         --                 52         58
          Consumer loans                                               --         --                 --          1
          Lease financing                                             513      1,184                990      1,285
                                                                    -----      -----              -----     ------
               Total charge-offs                                      542      1,184              2,075      1,344
                                                                    -----      -----              -----     ------
       Recoveries:
          Commercial business                                          60          7                 64         13
          Commercial real estate                                        7         --                  7         --
          Consumer loans                                                8          3                 10         12
          Lease financing                                             201         88                361        148
                                                                    -----      -----              -----       -----
               Total recoveries                                       276         98                442        173
                                                                    -----      -----              -----       ----
         Net charge-offs (recoveries)                                 266      1,086              1,633      1,171
         Additions charged to operations                            1,175      1,216              2,233      1,665
                                                                  --------     -----             ------     ------
        Balance at end of period                                    $6,527    $4,984             $6,527     $4,984
                                                                  ========    ======            =======     ======

(9)  Investments in Unconsolidated Entities

     Investments in Unconsolidated Entities at June 30, 2000 and December 31, 1999 are detailed below:

                                                                              June 30,    December 31,
         (Dollars in thousands)                                                 2000          1999
         --------------------------------------------------------------- ------------- ------------------
         Investment in Ben Franklin/Progress Capital Fund, L.P. (A)         $  2,999       $  4,771
         Other investments in unconsolidated entities                          7,023          6,656
         --------------------------------------------------------------- ------------- ------------------
         Total Investments in Unconsolidated Entities                        $10,022        $11,427
         =============================================================== ============= ==================


(A)           The Company owns  approximately  36% of the Ben  Franklin/Progress
              Capital Fund, L.P. ("Ben Franklin"),  which was formed on December
              30, 1997, and accounts for its investment under the equity method.
              Condensed financial data of Ben Franklin follows:

                                                                          For the six months ended
                                                                                  June 30,
              (Dollars in thousands)                                          2000            1999
              --------------------------------------------------------------------- ----------------
              Summary of Operations
              --------------------------------------------------------
              Revenues                                                    $    218           $166
              Expenses                                                         140            139
              Net decrease in fair value of venture capital
                  investments                                               (4,398)           --
              -------------------------------------------------------- ------------- ----------------
                 Net increase (decrease) in partners' capital
                     resulting from operations                            $ (4,320)          $ 27
              ======================================================== ============= ================
                 The Company's equity (loss) in Ben Franklin              $ (1,802)          $ 10
              ======================================================== ============= ================


                                                                         June 30,       December 31,
              (Dollars in thousands)                                        2000            1999
              -------------------------------------------------------- ------------- ----------------
              Balance Sheet Data
              --------------------------------------------------------
              Assets:
                Venture capital investments, at fair value                 $ 5,887       $  9,830
                Cash and temporary investments                               1,837          2,258
                Other assets                                                   111            100
              -------------------------------------------------------- ------------- ----------------
                     Total assets                                          $ 7,835        $12,188
              ======================================================== ============= ================
              Liabilities and Partners' Capital:
                Liabilities                                                $     3       $     36
                Partners' capital                                            7,832         12,152
              -------------------------------------------------------- ------------- ----------------
                     Total liabilities and partners' capital               $ 7,835        $12,188
              ======================================================== ============= ================


(10)   Commitments and Contingencies

       At June 30, 2000, the Company had $206.6 million in loan commitments to extend credit, including unused lines of credit, and $9.7 million in letters of credit outstanding.

(11)   Segments

       The following table sets forth selected financial information by business segment for the periods indicated:

                                                                 Equipment     Real Estate
                                                    Banking       Leasing        Advisory        Other        Total
                                                    -------      ---------     -----------       -----        -----
       (Dollars in thousands)

       Assets of continuing operations at:
              June 30, 2000                         $727,162         $97,669         $2,249      $12,229      $839,309
              December 31, 1999                      659,750          85,159          2,380       20,464       767,753

       Revenues from continuing operations for:
         the three months ended
              June 30, 2000                            7,874          1,780             610        1,591        11,855
              June 30, 1999                            6,498          1,425           1,053           883        9,859
         the six months ended
              June 30, 2000                           15,090          3,400           1,190        4,651        24,331
              June 30, 1999                           12,939          2,840           1,667        1,147        18,593
       Income from continuing operations for:
         the three months ended
              June 30, 2000                            1,070            370              42         (423)        1,059
              June 30, 1999                            1,232          (137)              19         (178)          936
         the six months ended
              June 30, 2000                            1,741            631              56           116        2,544
              June 30, 1999                            2,647           (211)            (19)         (586)       2,253

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

When used in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, not undertake, and specifically disclaims any obligation, to publicly release any revision which may be made to such forward-looking statements to reflect events or circumstances after the date of such statements. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                                     SUMMARY

The Company recorded net income of $2.6 million, or diluted earnings per share of $.45, for the three months ended June 30, 2000 compared to $1.1 million, or $.19, respectively, for the three months ended June 30, 1999. Income from continuing operations amounted to $1.0 million, or diluted earnings per share of $.18, for the three months ended June 30, 2000 compared to $936,000 or $.16, respectively, for the three months ended June 30, 1999. During the second quarter of 2000 the Company sold the assets of Procall Teleservice, Inc., its teleservices operations resulting in a gain of $2.5 million pretax, $1.5 million net of tax or diluted earnings per share of $.26. Return on average shareholders' equity was 22.69% and return on average assets was 1.27% for the three months ended June 30, 2000 compared to 10.60% and .68%, respectively, for the three months ended June 30, 1999.

The Company recorded net income of $4.1 million, or diluted earnings per share of $.72, for the six months ended June 30, 2000 compared to $2.5 million, or $.42, respectively, for the six months ended June 30, 1999. Income from continuing operations amounted to $2.5 million, or diluted earnings per share of $.44, for the six months ended June 30, 2000 compared to $2.3 million or $.39, respectively, for the six months ended June 30, 1999. During the second quarter of 2000 the Company sold the assets of its teleservices operations resulting in a gain of $2.5 million pretax, $1.5 million net of tax or diluted earnings per share of $.26. Return on average shareholders' equity was 17.60% and return on average assets was 1.04% for the six months ended June 30, 2000 compared to 11.72% and .75%, respectively, for the six months ended June 30, 1999.

Net interest income increased to $7.9 million from $6.6 million, and the net interest margin decreased slightly to 4.25% from 4.29%, comparing the three months ended June 30, 2000 and 1999. Despite numerous rate increases by the Federal Reserve, the Company has sufficiently managed its increasing cost of funds by deploying capital into higher yielding investments and variable rate loans which resulted in a $1.4 million increase in tax equivalent net interest income.

Net interest income increased to $15.5 million from $12.8 million, and the net interest margin increased slightly to 4.26% from 4.21%, comparing the six months ended June 30, 2000 and 1999. The Company has effectively managed its increasing cost of funds by deploying capital into higher yielding investments and variable rate loans which resulted in a $2.8 million increase in tax equivalent net interest income.

Non-interest income increased $664,000 for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to a $1.6 million increase in fee income of which: $565,000 was generated by the Company's subsidiary Progress Capital Management, Inc. ("PCM"), which manages the mezzanine debt and venture capital funds; $432,000 from bank-related fees; and $386,000 from mutual fund, annuity and insurance commissions. Client warrant income increased $503,000 due to the expiration of restrictions on client warrants. These gains were partially offset by net decrease of $1.1 million in the equity of unconsolidated subsidiaries primarily due to unrealized losses in the mezzanine and venture capital funds during the second quarter. These losses represent a partial reversal of unrealized gains reported in the fourth quarter of 1999. Non-interest expense increased by $1.9 million primarily due to growth in the Company's financial services operations.

Non-interest income increased $3.0 million for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to a $3.1 million increase in client warrant income which was recorded due to the expiration of restrictions on client warrants and a $2.3 million increase in fee income of which: $774,000 was generated by the Company's subsidiary PCM, which manages the mezzanine debt and venture capital funds; $785,000 from mutual fund, annuity and insurance commissions; and $537,000 from bank-related fees. Those gains were partially offset by net unrealized losses in the mezzanine and venture capital funds resulting in a net decrease of $2.1 million in the equity in unconsolidated subsidiaries. These losses represent a partial reversal of unrealized gains reported in the fourth quarter of 1999. These increases were offset by a $568,000 increase in the provision for loan and lease losses, primarily due to a commercial loan charge-off during the first quarter of 2000, a more aggressive leasing charge-off policy, which was implemented in the second quarter of 1999, and loan and lease growth. Non-interest expense increased $4.9 million primarily due to growth in the Company's financial services operations.

Total assets increased to $839.3 million at June 30, 2000 from $768.9 million at December 31, 1999 primarily due to loan growth of $38.2 million and an increase in mortgage-backed securities of $33.9 million. Total deposits increased to $570.3 million at June 30, 2000 from $521.4 million at December 31, 1999. Deposit growth was primarily the result of new commercial business customer relationships and retail branch expansion.

                               FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet its funding requirements for loan and lease commitments, scheduled debt repayments, operating expenses, and deposit withdrawals. The Bank is the primary source of working capital for the Company. At June 30, 2000, the Bank met all regulatory capital liquidity requirements. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. At June 30, 2000, the Bank's liquidity ratio of 10.13% was in excess of the current minimum requirement.

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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the six months ended June 30, 2000, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. For the six months ended June 30, 2000, cash was provided by operating activities. Cash was used in investing activities primarily due to net origination of loans and purchases of mortgage-backed securities. Cash was provided by financing activities, primarily due to net increases in demand deposits and issuance of long-term borrowings.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                          June 30,        December 31,        June 30,
(Dollars in thousands)                                                      2000              1999              1999
                                                                            ----              ----              ----
Loans and leases accounted for on a non-accrual basis                     $  4,027            $5,701            $4,776
Other real estate owned, net of related reserves                             5,692                66                --
                                                                         ---------           -------            ------
     Total non-performing assets                                             9,719             5,767            $4,776
Accruing loans 90 or more days past due                                      3,049             2,336             5,210
                                                                          --------           -------            ------
     Total underperforming assets                                          $12,768            $8,103            $9,986
                                                                           =======            ======            ======
Non-performing assets as a percentage of net loans and leases
   And other real estate owned                                               1.80%             1.16%             1.06%
                                                                           =======            ======             =====
Non-performing assets as a percentage of total assets                        1.16%              .75%              .72%
                                                                          ========           =======            ======
Underperforming assets as a percentage of net loans and leases
   And other real estate owned                                               2.36%             1.63%             2.21%
                                                                           =======             =====             =====
Underperforming assets as a percentage of total assets                       1.52%             1.05%             1.50%
                                                                            ======             =====            ======

Allowance for loan and lease losses                                         $6,527            $5,927            $4,984
                                                                            ======            ======            ======
Ratio of allowance for loan and lease losses to
   Non-performing loans and leases at end of period                        162.08%           103.96%           104.36%
                                                                           =======           =======           =======
Ratio of allowance for loan and lease losses to
    Underperforming loans and leases at end of period                       92.24%            73.75%            49.91%
                                                                          ========           =======          ========

Non-performing assets increased to $9.7 million at June 30, 2000 from $5.8 million at December 31, 1999, and from $4.8 million at June 30, 1999. The increase in non-performing assets since December 31, 1999 was primarily related to $5.7 million in residential real estate development projects, classified as other real estate owned, acquired by the Company through deeds in lieu of foreclosure as a result of defaulted loans. The $4.0 million of non-accrual loans at June 30, 2000 consisted of $988,000 of lease financing, $1.1 million of loans secured by single family residential property, $1.0 million of commercial business loans, $568,000 of commercial mortgages and $379,000 in consumer loans.

Accruing loans 90 or more days past due increased from $2.3 million at December 31, 1999 to $3.0 million at June 30, 2000. This increase was primarily due to an increase in accruing 90-day-or-more delinquent commercial business loans. The $3.0 million of accruing loans 90 or more days past due at June 30, 2000 consisted of $1.6 million of commercial mortgages, $1.4 million of commercial business loans, and $59,000 in lease financing.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                             June 30, 2000          December 31, 1999          June 30, 1999
                                             --------------         -----------------          -------------
(Dollars in thousands)                     Amount     Percent      Amount      Percent      Amount       Percent
                                           ------     -------      ------      -------      ------       -------
Delinquencies:
     30 to 59 days                           $1,808     .33%      $ 7,488      1.49%       $ 3,684         .81%
     60 to 89 days                            1,447     .27         1,288       .26          2,792         .61
     90 or more days                          3,049     .56         2,336       .46          5,210        1.14
                                             ------    ----       -------      ----        -------        ----
      Total                                  $6,304    1.16%      $11,112      2.21%       $11,686        2.56%
                                             ======    ====       =======      =====       =======        ====

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

For the Three Months Ended June 30,                                     2000                          1999
                                                                        -----                         ----
(Dollars in thousands)                                       Average              Yield/   Average              Yield/
                                                             Balance   Interest    Rate    Balance   Interest    Rate
                                                             -------   --------   ------   -------   --------   ------
Interest-earning assets:
 Interest-earning deposits                                    $22,015      $347     6.34%   $13,326     $ 167     5.03%
   Trading securities                                              --        --      --          --        --       --
   Investment securities(1)                                    65,198     1,095     6.75     35,810       574     6.43
   Mortgage-backed securities (1)                             134,391     2,462     7.37    124,458     1,969     6.35
   Commercial business loans                                  140,605     3,194     9.14    104,634     2,209     8.47
   Commercial real estate loans (5)                           172,716     3,808     8.87    142,565     3,065     8.62
   Construction loans                                          50,959     1,333    10.52     48,784     1,227    10.09
   Single family residential real estate loans                 41,205       774     7.55     47,136       863     7.34
   Consumer loans                                              36,850       740     8.08     30,229       590     7.83
   Lease financing                                             95,065     2,665    11.27     74,013     2,117    11.44
                                                              -------    ------    -----    -------    ------    -----
     Total interest-earning assets                            759,004    16,418     8.70    621,155    12,781     8.25
                                                             --------    ------    -----    -------    ------    -----
Non-interest-earning assets:
   Cash                                                        15,146                        15,349
   Allowance for loan and lease losses                         (5,827)                       (4,812)
   Other assets                                                51,834                        32,430
                                                             --------                        ------
   Total non-interest-earning assets                           61,153                        43,967
                                                             --------                        ------
      Total assets                                           $820,157                      $664,122
                                                             ========                      ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                       $ 93,225       774     3.34    $79,942       530     2.66
     Money market accounts                                     36,234       281     3.12     34,632       236     2.73
     Passbook and statement savings                            30,699       134     1.76     32,161       152     1.90
     Time deposits                                            312,146     4,443     5.72    231,197     2,962     5.14
                                                              -------     -----    -----   --------     -----    -----
   Total interest-bearing deposits                            472,304     5,632     4.80    377,932     3,880     4.12
   Short-term borrowings                                        72505     1,082     6.00     38,137       575     6.05
   Long-term debt                                             115,875     1,686     5.85    124,505     1,679     5.41
                                                              -------     -----    -----   --------     -----    -----
   Total interest-bearing liabilities                         660,684     8,400     5.11    540,574     6,134     4.55
                                                              -------     -----    -----   --------     -----    -----
Non-interest-bearing liabilities:
   Non-interest-bearing deposits                               72,505                        54,101
   Other liabilities                                           23,689                        12,234
                                                              -------                        ------
   Total non-interest-bearing liabilities                      99,235                        66,335
                                                              -------                       -------
     Total liabilities                                        759,919                       606,909
                                                              -------                       -------
Capital securities                                             14,458                        14,438
Stockholders' equity                                           45,780                        42,775
                                                              -------                       -------
     Total liabilities, capital securities and               $820,157                      $664,122
     stockholders' equity                                    ========                      ========
Net interest income:                                                     $8,018                        $6,647
                                                                         ======                        ======
Interest rate spread (2)                                                            3.59                          3.70
Effect of net interest-free funding sources(3)                                       .66                           .59
                                                                                   -----                          ----
Net interest margin (4)                                                             4.25%                         4.29%
                                                                                  ======                         =====
Average interest-earning assets to average                                        114.88%                       114.91%
                                                                                  =======                       =======
interest-bearing liabilities

(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair values that are reflected as a component of stockholders' equity.

(2) Represents   the   difference   between  the  weighted   average   yield  on
    interest-earning assets, and the weighted average cost of interest-bearing liabilities.

(3) Represents the effect on the net interest margin of the difference between non-interest earning assets and non-interest-bearing liabilities, capital securities and shareholders equity.

(4) Represents net interest income divided by average interest-earning assets.

(5) Includes loans held for sale.

Net interest income, on a tax-equivalent basis, increased $1.4 million, and the net interest margin decreased slightly to 4.25% from 4.29%, comparing the three months ended June 30, 2000 and 1999, despite numerous rate increases by the Federal Reserve. The Company's cost of funds increased 56 basis points, whereas its rate on earning assets increased 45 basis points and the positive effect of net interest-free funding sources increased 7 basis points in comparison with the three months ended June 30, 1999.

For the Six Months Ended June 30,

                                                                        2000                          1999
                                                                        -----                         ----
(Dollars in thousands)                                       Average              Yield/   Average              Yield/
                                                             Balance   Interest    Rate    Balance   Interest    Rate
                                                             -------   --------   ------   -------   --------   ------
Interest-earning assets:
   Interest-earning deposits                                  $19,376     $ 586     6.08%   $14,810     $ 360     4.90%
   Trading securities                                             527        --      --          --        --
   Investment securities(1)                                    65,534     2,138     6.56     33,471     1,041     6.27
   Mortgage-backed securities (1)                             125,452     4,526     7.26    131,753     4,094     6.27
   Commercial business loans                                  135,760     6,093     9.03    100,031     4,273     8.61
   Commercial real estate loans (5)                           169,801     7,410     8.78    139,957     6,002     8.62
   Construction loans                                          55,375     2,852    10.36     46,532     2,319    10.05
   Single family residential real estate loans                 40,939     1,533     7.53     48,247     1,760     7.36
   Consumer loans                                              35,850     1,417     7.95     29,592     1,161     7.91
   Lease financing                                             91,769     5,162    11.31     73,801     4,113    11.24
                                                              -------    ------    -----    -------    ------    -----
   Total interest-earning assets                              740,383    31,717     8.61    618,194    25,123     8.20
                                                              -------    ------    -----    -------    ------    -----
Non-interest-earning assets:
   Cash                                                        15,826                        14,559
   Allowance for loan and lease losses                         (5,911)                       (4,705)
   Other assets                                                48,709                        30,690
                                                              -------                        ------
   Total non-interest-earning assets                           58,624                        40,544
                                                              -------                        ------
     Total assets                                            $799,007                      $658,738
                                                             ========                      ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                        $88,160     1,415     3.23    $79,013     1,064     2.72
     Money market accounts                                     36,022       547     3.05     35,387       476     2.71
     Passbook and statement savings                            31,077       273     1.77     31,957       307     1.94
     Time deposits                                            309,140     8,606     5.60    225,347     5,801     5.19
                                                              -------    ------    -----   --------     -----     ----
   Total interest-bearing deposits                            464,399    10,841     4.69    371,704     7,648     4.15
   Short-term borrowings                                       66,772     1,971     5.93     41,361     1,240     6.05
   Long-term debt                                             113,643     3,204     5.67    123,753     3,328     5.42
                                                              -------    ------    -----   --------    ------    -----
    Total interest-bearing liabilities                        644,814    16,015     4.99    536,818    12,216     4.59
                                                              -------    ------    -----   --------    ------    -----
Non-interest-bearing liabilities:
   Non-interest-bearing deposits                               72,537                        53,075
   Other liabilities                                           20,092                        12,191
                                                              -------                        ------
   Total non-interest-bearing liabilities                      92,629                        65,266
                                                              -------                        ------
     Total liabilities                                        737,443
                                                              -------
Capital securities                                             14,471                        14,438
Stockholders' equity                                           47,093                        42,216
                                                              -------                        ------
     Total liabilities, capital securities and               $799,007                      $658,738
       stockholders' equity                                  ========                      ========
Net interest income:                                                    $15,702                       $12,907
                                                                        =======                       =======
Interest rate spread (2)                                                            3.62                          3.61
Effect of net interest-free funding sources(3)
                                                                                     .64                           .60
                                                                                  ------                         -----
Net interest margin (4)                                                             4.26%                         4.21%
                                                                                  ======                        ======
Average interest-earning assets to average                                        114.82%                       115.16%
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

(3) Represents the effect on the net interest margin of the difference between non-interest earning assets and non-interest-bearing liabilities, capital securities and shareholders equity.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

(5) Includes loans held for sale.

Net interest income, on a tax-equivalent basis, increased $2.8 million and the net interest margin increased slightly to 4.26% from 4.21%, comparing the six months ended June 30, 2000 and 1999. The Company has effectively managed its increasing cost of funds by deploying capital into higher yielding investments and variable rate loans. Average loans and leases increased $91.3 million and investment securities increased $32.1 million comparing the six months ended June 30, 2000 to the same period in 1999. The Company's cost of funds increased 40 basis points, whereas its rate on earning assets increased 41 basis points and the positive effect of net interest-free funding sources increased 4 basis points in comparison with the six months ended June 30, 1999.

Provision for Loan and Lease Losses

During the three months ended June 30, 2000, the Company recorded a $1.2 million provision for loan and lease losses; a slight decrease compared with the same period in 1999. The provision was the result of loan and lease growth compared to the second quarter of 1999 when a more aggressive charge-off policy was implemented for the lease portfolio and a significant provision was made for deterioration within the lease portfolio.

During the six months ended June 30, 2000, the Company recorded a $2.2 million provision for loan and lease losses compared with $1.7 million for the comparable period in 1999. The increase of $568,000 was the result of a large commercial business loan liquidation and partial charge-off during the first quarter of 2000, loan and lease growth, and a more aggressive charge-off policy implemented in the second quarter of 1999 for the lease portfolio.

At June 30, 2000, the allowance for possible loan and lease losses amounted to $6.5 million or 1.20% of total loans and leases and 162.08% of total non-performing loans and leases. At December 31, 1999, the allowance for possible loan and lease losses amounted to $5.9 million or 1.18% of total loans and leases and 103.96% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the three months ended June 30, 2000 amounted to $3.9 million, compared to $3.3 million for the same period in 1999. The Company recognized $985,000 of client warrant income during the 2000 period primarily due to the expiration of restrictions on the sale of warrants to acquire common stock of Internet Capital Group. Management fees increased $565,000, which were primarily generated by the Company's subsidiary PCM, which manages the mezzanine debt and venture capital funds. Mutual fund, annuity and insurance commissions increased $386,000 over the three months ended June 30, 1999. Service charges on deposits increased $166,000 over the three months ended June 30, 1999. Other Bank related fees increased $266,000 over the three months ended June 30, 1999. These gains were partially offset by a net decrease of $1.1 million in the equity of unconsolidated subsidiaries primarily due to unrealized losses in the mezzanine and venture capital funds during the second quarter. These losses represent a partial reversal of unrealized gains reported in the fourth quarter of 1999.

Non-interest income for the six months ended June 30, 2000 amounted to $8.8 million, compared to $5.8 million for the same period in 1999. The Company recognized $3.6 million of client warrant income during the 2000 period due to the expiration of restrictions on the sale of warrants to acquire common stock of Internet Capital Group, US Interactive, Inc., RAVISENT Technologies, Inc. and EMAX Solutions Partners, Inc. Management fees increased $774,000, which were primarily generated by the Company's subsidiary PCM, which manages the mezzanine debt and venture capital funds. Mutual fund, annuity and insurance commissions increased $785,000 over the six months ended June 30, 1999. Service charges on deposits increased $288,000 over the six months ended June 30, 1999. Other Bank related fees increased $249,000 over the six months ended June 30, 1999. These gains were partially offset by a net decrease of $2.1 million in the equity of unconsolidated subsidiaries primarily due to unrealized losses in the mezzanine and venture capital funds during the six months ended June 30 2000. These losses represent a partial reversal of unrealized gains reported in the fourth quarter of 1999.

Non-interest Expense

Total non-interest expense was $9.1 million for the three months ended June 30, 2000 compared to $7.3 million for the three months ended June 30, 1999. The increase in non-interest expense for the three months ended June 30, 2000 over the comparable period in 1999 was primarily due to increases in salaries and employee benefits of $1.2 million as a result of additional employees to staff four new bank branches, the recent acquisition of KMR Management, Inc. ("KMR"), the staffing of PCM and from other new positions established within the Company. Occupancy and furniture, fixtures and equipment expenses increased $388,000 mainly due to a new operations center, bringing data processing in-house and new branch openings. Professional services expense increased $127,000 primarily due to consulting costs associated with the business generated by the Company's subsidiaries PCM, which manages the mezzanine debt and venture capital funds, and KMR, which provides financial and operational management consulting services for the Company's commercial clients. The $197,000 increase in other non-interest expense included nonrecurring system conversion related expenses of approximately $119,000.

Total non-interest expense was $18.3 million for the six months ended June 30, 2000 compared to $13.5 million for the six months ended June 30, 1999. The increase in non-interest expense for the six months ended June 30, 2000 over the comparable period in 1999 was primarily due to increases in salaries and employee benefits of $2.7 million as a result of additional employees to staff new bank branches, the recent acquisition of KMR, the staffing of PCM and from other new positions established within the Company. Occupancy and furniture, fixtures and equipment expenses increased $876,000 mainly due to a new operations center, bringing data processing in-house and new branch openings.Professional services expense increased $376,000 primarily due to consulting costs associated with the business generated by the Company's subsidiaries PCM and KMR; and legal costs associated with aggressive collection efforts on charged-off loans and leases. The $742,000 increase in other non-interest expense included nonrecurring system conversion related expenses of approximately $243,000. The Company also experienced increases in loan expense, advertising and state franchise taxes as it expanded its non-banking businesses, and opened four new bank branches and a new operations center since June 30, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Item 7A, filed with the Securities and Exchange Commission on March 29, 2000. The market risk of the Company has not experienced any significant changes as of June 30, 2000.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on Tuesday, April 25, 2000 for the following purposes:

1) To elect four directors for a three-year term and until their successors are elected and qualified;

2) To adopt  the  Company's 2000 Incentive Stock Option Plan;

3) To ratify the appointment by the Board of Directors of PricewaterhouseCoopers L.L.P.as the Company's independent accountants for the year ending\
   December 31, 2000;

4) To consider and vote upon a shareholder proposal, if presented at the Annual Meeting; and

5) To transact such other business as may properly come before the meeting or any adjournment thereof.

The first three proposals were adopted by the Company's shareholders, the fourth proposal was rejected, and no other business was brought before the meeting under the fifth proposal. The following are the results of the shareholders' votes:

                                                                      Abstained/
                                           For         Against        Not Voted
                                        ---------      -------        ---------
1)  Election of directors:
       John E. F. Corson                4,474,135           --          25,383
       A. John May, III                 4,474,774           --          24,744
       Charles J. Tornetta              4,474,881           --          24,637
       W.  Kirk Wycoff                  4,359,329           --         140,189
2)   Proposal to adopt the Company's
     2000 Incentive Stock Option Plan   4,279,229      191,438          28,851
3)   Proposal to ratify the appointment
     of PricewaterhouseCoopers L.L.P.   4,463,355       22,896          13,267
4)   Proposal to consider and vote
     upon a shareholder proposal          403,603    1,668,499          39,730

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

    (27) Financial Data Schedule for the six months ended June 30, 2000

(b) Reports on Form 8-K

    On June 23, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 the announcement of its first quarter 2000 earnings and distribution of an earnings package to analysts.

    On June 23, 2000, the Company filed a Form 8-K reporting under Item 5 the sale of the assets of Procall Teleservices, Inc.

    On June 23, 2000, the Company filed a Form 8-K reporting under Item 5 the announcement of the declaration of its 2nd quarter 2000 cash dividend.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Progress Financial Corporation

  August 14, 2000                       /s/ W. Kirk Wycoff
---------------------------             -------------------------------
         Date                           W. Kirk Wycoff, Chairman, President and
                                        Chief Executive Officer




  August 14, 2000                       /s/ Michael B. High
---------------------------             -------------------------------
         Date                           Michael B. High,
                                        Executive Vice President and
                                        Chief Financial Officer