Form 10-Q
period 2000-09-30
PROGRESS FINANCIAL CORP
filed 2000-11-13
CIK 790183

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2000.

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

Yes     X    No
     --------  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($1.00 par value)                        5,743,706
  ------------------------------              ------------------------------
        Title of Each Class                    Number of Shares Outstanding
                                                  as of October 30, 2000

                         Progress Financial Corporation

                                Table of Contents

                     PART I - Interim Financial Information

                                                                           Page

Item 1.  Interim Financial Statements

         Consolidated Interim Statements of Financial Condition as of
         September 30, 2000 (unaudited) and December 31, 1999 (audited)........3

         Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2000 and 1999 (unaudited)...4

         Consolidated Interim Statements of Changes in Shareholders' Equity
         and Comprehensive Income for the nine months ended
         September 30, 2000 and 1999 (unaudited)...............................5

         Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited).........................6

         Notes to Consolidated Interim Financial Statements (unaudited)........7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (unaudited)....................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........18



                           PART II - Other Information

Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities................................................19

Item 3.  Defaults upon Senior Securities......................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

         Signatures...........................................................20

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Consolidated Interim Statements of Financial Condition
(Dollars in thousands)                                                                     September 30,      December 31,
                                                                                               2000              1999
                                                                                           -------------      -----------
                                                                                            (unaudited)        (audited)
Assets Cash and due from banks:
   Non-interest-earning                                                                     $  18,076          $ 15,648
   Interest-earning                                                                            16,380            24,278
Trading securities                                                                                 --             3,267
Investment and mortgage-backed securities [Note 5]:
   Available for sale at fair value (amortized cost: $208,461 in 2000 and $147,529 in 1999)   203,518           149,518
   Held to maturity at amortized cost (fair value: $32,031 in 2000 and $32,914 in 1999)        35,382            34,309
Loans and leases, net [Note 6] (net of reserves[Note 7]: $6,513 in 2000 and $5,927 in (1999)  555,630           497,738
Investments in unconsolidated entities [Note 8]                                                10,631            11,427
Premises and equipment, net                                                                    17,986            15,600
Other assets                                                                                   20,691            15,968
Net assets of discontinued teleservices operations                                                 --             1,188
                                                                                             --------          --------
       Total assets                                                                          $878,294          $768,941
                                                                                             ========          ========
Liabilities and Shareholders' Equity
Liabilities:
     Deposits:
         Non-interest-bearing                                                                $ 77,558          $ 65,305
         Interest-bearing                                                                     512,087           456,134
     Short-term borrowings                                                                     93,689            50,767
     Other liabilities                                                                         27,912            22,475
     Long-term debt:
         Federal Home Loan Bank advances                                                       85,500            85,000
         Other debt                                                                            10,000            24,000
     Subordinated debt                                                                          3,000             3,000
                                                                                             --------          --------
     Total liabilities                                                                        809,746           706,681
                                                                                             --------          --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation [Note 9]                 20,225            14,451
Commitments and contingencies [Note 10]
Shareholders' equity [Note 4]:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares authorized but            --                --
       unissued
     Common stock - $1 par value;  12,000,000 shares  authorized:  5,822,000 and
       5,680,000  shares issued and  outstanding  at September 30, 2000 and
       December 31, 1999, respectively; including treasury shares of 48,000 and 152,000, and unallocated shares held by the Employee Stock Ownership
       Plan of 0 and 14,000 at September 30, 2000 and December 31, 1999, respectively.          5,822             5,680
     Other common shareholders' equity, net                                                    45,831            40,895
     Net accumulated other comprehensive income (loss)                                         (3,330)            1,234
                                                                                             --------          --------
     Total shareholders' equity                                                                48,323            47,809
                                                                                             --------          --------
       Total liabilities, Corporation-obligated mandatorily redeemable capital
       securities and shareholders' equity                                                   $878,294          $768,941
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Operations (unaudited)
(Dollars in thousands, except per share data)
                                                                       For the Three Months      For the Nine Months
                                                                       Ended September 30,       Ended September 30,
                                                                        2000        1999          2000        1999
                                                                       ------      ------        ------      ------
Interest income:
   Loans and leases, including fees                                   $13,037     $10,464       $37,488     $30,092
   Mortgage-backed securities                                           2,810       1,859         7,336       5,953
   Investment securities                                                1,015         560         2,994       1,508
   Other                                                                  308         285           894         645
                                                                      -------     -------       -------     -------
       Total interest income                                           17,170      13,168        48,712      38,198
                                                                      -------     -------       -------     -------
Interest expense:
   Deposits                                                             6,318       4,303        17,159      11,951
   Short-term borrowings                                                1,165         527         3,135       1,767
   Long-term and subordinated debt                                      1,608       1,576         4,812       4,904
                                                                      -------     -------       -------     -------
       Total interest expense                                           9,091       6,406        25,106      18,622
                                                                      -------     -------       -------     -------

Net interest income                                                     8,079       6,762        23,606      19,576
Provision for loan and lease losses                                       517         658         2,750       2,323
                                                                      -------     -------       -------     -------
Net interest income after provision for loan and lease losses           7,562       6,104        20,856      17,253
                                                                      -------     -------       -------     -------

Non-interest income:
   Service charges on deposits                                            493         572         1,722       1,513
   Lease financing fees                                                   372         256         1,036         925
   Mutual fund, annuity and insurance commissions                       1,056         713         2,895       1,767
   Loan brokerage and advisory fees                                       591         522         1,653       1,697
   Gain (loss) on sale of securities                                      373         (66)          263        (222)
   Equity (loss) in unconsolidated entities                                 8         511        (1,989)        615
   Client warrant income (loss)                                          (103)      2,775         3,482       3,257
   Fees and other                                                       1,403         456         3,935       1,966
                                                                      -------     -------       -------     -------
       Total non-interest income                                        4,193       5,739        12,997      11,518
                                                                      -------     -------       -------     -------

Non-interest expense:

   Salaries and employee benefits                                       4,903       4,391        14,774      11,550
   Occupancy                                                              576         440         1,684       1,047
   Data processing                                                        239         338           875         818
   Furniture, fixtures and equipment                                      556         389         1,584       1,042
   Professional services                                                  500         539         1,639       1,302
   Capital securities expense                                             537         399         1,335       1,196
   Other                                                                1,866       2,620         5,622       5,634
                                                                     --------     -------       -------     -------
       Total non-interest expense                                       9,177       9,116        27,513      22,589
                                                                     --------     -------       -------     -------

Income from continuing operations before income taxes                   2,578       2,727         6,340       6,182
Income tax expense                                                        841         905         2,109       2,107
                                                                     --------     -------       -------     -------
       Income from continuing operations                                1,737       1,822         4,231       4,075
Discontinued operations (Note 2):
   Gain on sale of discontinued teleservices operations, net of tax         6          --         1,519          --
   Income from discontinued teleservices operations, net of tax             9         435           123         635
                                                                      -------      -------      -------     -------
              Net income                                              $ 1,752      $ 2,257      $ 5,873     $ 4,710
                                                                      =======      =======      =======     =======

Basic income from continuing operations per common share                 $.30         $.31         $.73        $.71
                                                                        =====        =====        =====        ====
Diluted income from continuing operations per common share               $.29         $.30         $.70        $.67
                                                                        =====        =====        =====        ====
Basic earnings per common share                                          $.30         $.39        $1.01        $.82
                                                                        =====        =====        =====        ====
Diluted earning per common share                                         $.29         $.37         $.97        $.77
                                                                        =====        =====        =====        ====
Dividends per common share                                               $.06         $.04         $.15        $.12
                                                                        =====        =====        =====        ====
Basic average common shares outstanding                             5,801,653    5,905,692    5,814,405   5,753,309
                                                                    =========    =========    =========   =========
Diluted average common shares outstanding                           6,018,424    6,148,394    6,027,094   6,105,728
                                                                    =========    =========    =========   =========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Changes in Shareholders' Equity and
Comprehensive Income (unaudited)
(Dollars in thousands)
                                                                                               Net
                                                                 Unearned                   Accumulated
                                                      Unearned Compensation                   Other                       Total
                                      Common Treasury   ESOP   Restricted Capital Retained Comprehensive Comprehensive Shareholders'
                                      Stock   Stock    Shares     Stock   Surplus Earnings    Income        Income        Equity
                                                                                              (Loss)        (Loss)
                                      ----------------------------------------------------------------------------------------------

For the nine months ended September 30, 2000:

Balance at December 31, 1999         $5,680  $(1,963)   $(64)  $(1,051)   $42,612  $1,361     $1,234                      $47,809
Issuance of stock under employee
  benefit plans (24,239 common shares;
  6,154 treasury shares;
  14,011 ESOP shares)                    24       80      64       192        319      --         --                          679
Net income                               --       --      --        --         --   5,873         --        $ 5,873         5,873
Other comprehensive loss,
  net of tax (a)                         --       --      --        --         --      --     (4,564)        (4,564)       (4,564)
                                                                                                            -------
Comprehensive income                     --       --      --        --         --      --         --        $ 1,309
                                                                                                            =======
Purchase of treasury stock
  (120,500 treasury shares)              --   (1,383)     --        --         --      --         --                       (1,383)
Acquisition of subsidiary                --      800      --        --         --      --         --                          800
    (60,000 treasury shares)
Cash dividend declared                   --       --      --        --         --    (891)        --                         (891)
Distribution of stock dividend
  (118,190 common shares;
   158,267 net treasury shares)         118    1,913       --       --      1,546  (3,577)        --                           --
                                     ------   ------     ----    -----    -------  ------    -------                      -------
Balance at September 30, 2000        $5,822  $  (553)    $ --    $(859)   $44,477  $2,766    $(3,330)                     $48,323
                                     ======  =======     ====    =====    =======  ======    =======                      =======


For the nine months ended September 30, 1999:
---------------------------------------------
Balance at December 31, 1998         $5,263  $(2,287)   $(114)   $  --    $39,586  $ (399)   $  (495)                     $41,554
Exercise of stock warrants
 (125,971 common shares; 122,088
  treasury shares)                      126    1,666       --       --       (442)     --         --                        1,350
Issuance of stock under employee
  benefit plans (21,772 common shares;
  107,709 treasury shares;
  8,015 ESOP shares)                     22    1,319       38   (1,067)       111      --         --                          423
Retirement of restricted stock
  (197 common shares)                    --       --       --        3         (3)     --         --                           --
Net income                               --       --       --       --         --   4,710         --        $ 4,710         4,710
Other comprehensive loss,
  net of tax (a)                         --       --       --       --         --      --     (1,062)        (1,062)       (1,062)
                                                                                                            -------
Comprehensive income                     --       --       --       --         --      --                   $ 3,648            --
                                                                                                            =======
Purchase of treasury stock
  (122,500 treasury shares)              --   (1,656)      --        --        --      --         --                        (1,656)
Retirement of stock warrants             --       --       --        --      (331)     --         --                          (331)
Cash dividend declared                   --       --       --        --        --    (683)        --                          (683)
Distribution of stock dividend
   (269,667 common shares;
    2,250 treasury shares;
    799 ESOP shares)                    270      --        --        --     3,679  (3,949)        --                            --
                                     ------  -------    -----    -------  -------  ------    =======                       -------
Balance at September 30, 1999        $5,681  $  (958)   $ (76)   $(1,064) $42,600  $ (321)   $(1,557)                      $44,305
                                     ======  =======    =====    =======  =======  ======    =======                       =======



(a) For the nine months ended September 30,                                          2000      1999
                                                                                     ----      ----
    Calculation of other comprehensive loss net of tax:
    Unrealized holding losses arising during the period, net of tax                $(4,390)  $(1,209)
    Less: Reclassification for gains (losses) included in net income, net of tax       174      (147)
                                                                                   -------   -------
    Other comprehensive loss, net of tax                                           $(4,564)  $(1,062)
                                                                                   =======   =======

See Notes to Consolidated Interim Financial Statements

Consolidated Interim Statements of Cash Flows (unaudited)
(Dollars in thousands)

For the nine months ended September 30,                                                                     2000           1999
----------------------------------------                                                                    ----           ----
Cash flows from operating activities:
   Income from continuing operations                                                                       $4,231         $4,075
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                                          2,069          1,315
     Provision for loan and lease losses                                                                    2,750          2,323
     Client warrant income                                                                                 (3,482)        (3,257)
     (Gain) loss on sale of securities available for sale                                                    (263)           222
     (Gain) loss on sale of loans and leases                                                                 (250)            34
     Loss on sale of real estate owned                                                                          9             --
     Accretion of deferred loan and lease fees and expenses                                                (1,876)        (1,809)
     Amortization of premiums/accretion of discounts on securities                                            184            796
     (Equity) loss in unconsolidated entities                                                               1,989           (615)
     Other, net                                                                                               224            123
   Proceeds from sales of loans held for sale                                                                  --          4,451
   Originations of loans held for sale                                                                         --        (11,365)
   Repayments on loans held for sale                                                                           --          4,766
   Net proceeds from sales of trading securities                                                              996             --
   (Increase) decrease in other assets                                                                      1,466           (362)
   Increase (decrease) in other liabilities                                                                 7,765         (3,003)
                                                                                                        ---------       --------
     Net cash flows provided by (used in) continuing operations                                            15,812         (2,306)
       Net cash flows used in discontinued teleservices operations                                         (1,917)          (404)
                                                                                                       ----------       --------
          Net cash flows provided by (used in) operating activities                                        13,895         (2,710)
Cash flows from investing activities:
   Capital expenditures                                                                                    (3,990)        (4,431)
   Purchases of investments and mortgage-backed securities available for sale                             (73,212)       (33,570)
   Purchases of investment securities held to maturity                                                     (1,049)        (6,846)
   Repayments on investment and mortgage-backed securities available for sale                              12,039         28,544
   Proceeds from sales and calls of investment and mortgage-backed securities available for sale            3,481         16,130
   Proceeds from sale of loans and leases                                                                  12,976            875
   Proceeds from sale of discontinued teleservices operations                                               4,944             --
   Investment in real estate owned                                                                         (2,421)            --
     Proceeds from sale of real estate owned                                                                4,622             --
   Purchases of loans and leases                                                                               --         (4,180)
   Net increase in loans and leases                                                                       (77,199)       (37,200)
   Net investment in unconsolidated entities                                                                 (831)        (3,524)
   Other, net                                                                                                (375)          (250)
                                                                                                        ---------       --------
          Net cash flows used in investing activities                                                    (121,015)       (44,452)
                                                                                                        ---------       --------
Cash flows from financing activities:
   Net increase in demand, NOW and savings deposits                                                        23,390          6,026
   Net increase in time deposits                                                                           44,816         77,925
   Net increase (decrease) in short-term borrowings                                                        13,922        (30,623)
   Proceeds from issuance of long-term debt                                                                25,500          4,000
   Repayment on call of long-term debt                                                                    (10,000)            --
   Dividends paid                                                                                            (891)          (683)
   Purchase of treasury shares                                                                             (1,383)        (1,656)
   Proceeds from exercise of stock warrants                                                                    --          1,350
   Retirement of stock warrants                                                                                --           (331)
   Net proceeds from issuance of stock under employee benefit plans                                           296            283
   Proceeds from issuance of capital securities                                                             6,000             --
                                                                                                        ---------        -------
          Net cash flows provided by financing activities                                                 101,650         56,291
                                                                                                        ---------        -------
Net increase (decrease) in cash and cash equivalents                                                       (5,470)         9,129
Cash and cash equivalents:
   Beginning of year                                                                                       39,926         20,687
                                                                                                        ---------        -------
   End of period                                                                                          $34,456        $29,816
                                                                                                        =========        =======
Supplemental disclosures:
   Non-monetary transfers:
       Treasury shares issued in purchase of subsidiary                                                 $     800        $    --
                                                                                                        =========        =======
       Transfer of loans held for sale to loans held in portfolio                                       $      --        $18,177
                                                                                                        =========        =======
           Transfer investments available for sale to investments held to maturity                      $      --        $ 9,464
                                                                                                        =========        =======


See Notes to Consolidated Interim Financial Statements.


NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


(1)    Basis of Presentation

       In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2000. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Development Corp., Progress Capital Management, Inc., Progress Financial Resources, Inc. and KMR Management, Inc. All significant intercompany transactions have been eliminated.

(2)    Discontinued Operations

       During the second quarter of 2000, the Company decided to sell its teleservicing assets to move toward focusing on its core financial services competencies. Prior period presentation has been changed to reflect the requirement of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," so that discontinued operations of Procall Teleservices, Inc. are separated from the continued operations of the Company as a whole.

       On May 19, 2000, the Company sold the assets of Procall Teleservices, Inc., its business-to-business teleservices subsidiary. The Company recognized a gain on this sale of $2.5 million pretax ($1.5 million net of tax of $1.0 million) or diluted earnings per share of $.25. Income from discontinued teleservices operations for the nine months ended September 30, 2000 amounted to $153,000 pre-tax ($123,000, net of taxes of $30,000) compared to $1.1 million pre-tax ($635,000, net of taxes of $446,000) for the nine months ended September 30, 1999.

(3)    New Developments

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

       On March 22, 2000, EMAX Solutions Partners, Inc., ("EMAX"), a corporation on which the Company held warrants, obtained through the Company's
       Specialized Lending Division, announced that it was acquired by SciQuest.com ("SQST"). The Company held warrants to purchase 15,600 common shares of EMAX at an average exercise price of $4.82 per share. In accordance with the terms of the acquisition, the Company's warrants could be exchanged into 7,598 warrants to purchase common shares of SQST at an average exercise price of $2.35. During the second quarter of 2000 the Company sold its warrants on EMAX back to the company. Client warrant income of $340,000 for the nine months ended September 30, 2000, was recognized on these warrants.

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

(4)    Shareholders' Equity

       Stock Repurchase Program
       ------------------------
       On October 27, 1999, the Company announced the authorization of a new stock repurchase program to repurchase up to 280,000 shares, or five percent, of its outstanding common stock. Under this new program 76,800 shares were repurchased during 1999 and 130,500 shares were repurchased during the nine months ended September 30, 2000.

       Earnings per Share
       ------------------
       The following table presents a summary of per share data and amounts for the periods included. All prior period information has been restated to reflect the 5% stock dividend distributed to shareholders on August 11, 2000.

                                                                             For the three months ended September 30,
      (Dollars in thousands, except per share data)                         2000                                1999
                                                             --------------------------------      ---------------------------------
                                                                          Per Share                                        Per Share
                                                             Income        Shares      Amount       Income     Shares        Amount
                                                             ------       ---------    ------       ------     ------      ---------
      Basic Earnings Per Share:
         Income from continuing operations
           available to common shareholders                  $1,737       5,801,653     $.30        $1,822    5,905,692       $.31
         Income from discontinued operations                     15       5,801,653      .00           435    5,905,692        .08
                                                             -------                    ----        ------                    ----
         Total income available to common shareholders        1,752       5,801,653     $.30         2,257    5,905,692       $.39
                                                                                        ====                                  ====
      Effect of Dilutive Securities:
         Warrants                                                --              --       --            --           --         --
         Options                                                 --         216,771       --            --      242,702         --
                                                                          ---------                           ---------
      Diluted Earnings Per Share:
         Income from continuing operations available
         to common shareholders and assumed conversions       1,737       6,018,424     $.29         1,822    6,148,394       $.30
         Income from discontinued operations                     15       6,018,424      .00           435    6,148,394        .07
                                                             ------                     ----        ------                    ----
      Total income available to common shareholders
         and assumed conversions                             $1,752       6,018,424     $.29        $2,257    6,148,394       $.37
                                                             ======       =========     ====       =======    =========       ====


                                                                             For the three months ended September 30,
      (Dollars in thousands, except per share data)                         2000                                1999
                                                             --------------------------------      ---------------------------------
                                                                          Per Share                                        Per Share
                                                             Income        Shares      Amount       Income     Shares        Amount
                                                             ------       ---------    ------       ------     ------      ---------
      Basic Earnings Per Share:
         Income from continuing operations
           available to common shareholders                  $4,231       5,814,405     $.73        $4,075    5,753,309       $.71
         Income from discontinued operations                  1,642       5,814,405      .28           635    5,753,309        .11
                                                             ------                     ----        ------                    ----
         Total income available to common shareholders        5,873       5,814,405    $1.01         4,710    5,753,309       $.82
                                                                                       =====                                  ====
      Effect of Dilutive Securities:
         Warrants                                                --              --       --            --      101,022         --
         Options                                                 --         212,689       --            --      251,397         --
                                                                          ---------                           ---------
      Diluted Earnings Per Share:
         Income from continuing operations
           available to common shareholders and
           assumed conversions                                4,231       6,027,094     $.70         4,075    6,105,728       $.67
          Income from discontinued operations                 1,642       6,027,094      .27           635    6,105,728        .10
                                                              -----                     ----        ------                    ----
      Total income available to common shareholders and
         assumed conversions                                 $5,873       6,027,094     $.97        $4,710    6,105,728       $.77
                                                             ======       =========     ====        ======    =========       ====

       Capital Resources
       -----------------
       Under the Federal Deposit Insurance Corporation Improvement Act of 1991 specific capital categories were defined based on an institution's capital ratios. To be considered "well capitalized," an institution must generally have a tangible equity ratio of at least 2%, a Tier 1 or leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

       At September 30, 2000, the Bank's tangible equity ratio was 6.42%, Tier 1 or leverage ratio was 6.42%, Tier 1 risk-based capital ratio was 9.23%, and total risk-based capital ratio was 10.32%. As of September 30, 2000, the Bank was classified as "well capitalized."

(5)    Investment and Mortgage-Backed Securities

       The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                     Cost         Gains         Losses       Fair Value      Value
                                                   ---------    ----------    ----------     ----------    --------
       At September 30, 2000
       ---------------------
       Available for Sale:
          Equity investments                        $  6,503      $  472       $2,448        $  4,527      $ 4,527
          U.S. Government Agencies                    21,000          31          170          20,861       20,861
          Corporate bonds                              2,432          --          262           2,170        2,170
          Mortgage-backed securities                 178,526         544        3,110         175,960      175,960
                                                    --------      ------       ------        --------     --------
            Total available for sale                $208,461      $1,047       $5,990        $203,518     $203,518
                                                    ========      ======       ======        ========     ========
       Held to Maturity:
          Federal Home Loan Bank Stock              $  5,175      $   --       $   --        $  5,175     $  5,175
         U.S. Government Agencies                     15,379          --        2,492          12,887       15,379
         Municipal bonds                              14,828          28          887          13,969       14,828
                                                    --------      ------       ------        --------     --------
             Total held to maturity                 $ 35,382      $   28       $3,379        $ 32,031     $ 35,382
                                                    ========      ======       ======        ========     ========


                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated     Carrying
                                                     Cost         Gains         Losses       Fair Value      Value
                                                  ----------    ----------    -----------    ----------    --------
       At December 31, 1999
       Available for Sale:
         Equity investments                        $  4,564      $7,598        $   --        $ 12,162      $ 12,162
         U.S. Government Agencies                    17,107          --           330          16,777        16,777
         Corporate bonds                              1,900          --           207           1,693         1,693
         Mortgage-backed securities                 123,958           2         5,074         118,886       118,886
                                                   --------      ------        ------        --------      --------
            Total available for sale               $147,529      $7,600        $5,611        $149,518      $149,518
                                                   ========      ======        ======        ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock              $  4,923      $   --        $   --        $  4,923      $  4,923
         U.S. Government Agencies                    14,581          30           356          14,255        14,581
         Municipal bonds                             14,805           1         1,070          13,736        14,805
                                                   --------      ------        ------        --------      --------
            Total held to maturity                 $ 34,309      $   31        $1,426        $ 32,914      $ 34,309
                                                   ========      ======        ======        ========      ========

(6)    Loans and Leases, Net

       The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                              September 30, 2000               December 31, 1999
                                                           ------------------               -----------------
                                                         Amount          Percent         Amount          Percent
                                                         ------          -------         ------          -------
       Commercial business                              $161,613          28.75%        $119,807          23.79%
       Commercial real estate                            173,064          30.79          162,588          32.28
       Construction, net of loans in process              54,508           9.69           58,813          11.68
       Single family residential real estate              37,010           6.58           40,554           8.05
       Consumer loans                                     38,659           6.88           34,918           6.93
       Lease financing                                   115,412          20.53          103,536          20.56
       Unearned income                                   (18,123)         (3.22)         (16,551)         (3.29)
                                                        --------        -------         --------         ------
          Total loans and leases                         562,143        100.00%          503,665         100.00%
                                                                        =======                          ======
         Allowance for loan and lease losses              (6,513)                         (5,927)
                                                        --------                        --------
              Net loans and leases                      $555,630                        $497,738
                                                        ========                        ========


(7)    Allowance for Loan and Lease Losses

       The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

       (Dollars in thousands)                                    For the Three Months          For the Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                                  2000         1999             2000         1999
                                                                 ------       ------           ------       ------
       Balance beginning of period                               $6,527       $4,984           $5,927       $4,490
       Charge-offs:
          Commercial business                                       449           --            1,482           --
          Single family residential real estate                      --           --               52           58
          Consumer loans                                             --           --               --            1
          Lease financing                                           255          572            1,245        1,857
                                                                 ------       ------           ------       ------
               Total charge-offs                                    704          572            2,779        1,916
                                                                 ------       ------           ------       ------
       Recoveries:
          Commercial business                                        49            3              120           16
          Commercial real estate                                     --           --                7           --
          Consumer loans                                              1            3                4           15
          Lease financing                                           123          108              484          256
                                                                 ------       ------           ------       ------
               Total recoveries                                     173          114              615          287
                                                                 ------       ------           ------       ------
       Net charge-offs                                              531          458            2,164        1,629
       Additions charged to operations                              517          658            2,750        2,323
                                                                 ------       ------           ------       ------
       Balance at end of period                                  $6,513       $5,184           $6,513       $5,184
                                                                 ======       ======           ======       ======

(8)      Investments in Unconsolidated Entities

         Investments  in  Unconsolidated  Entities  at  September  30,  2000 and
         December 31, 1999 are detailed below:

         (Dollars in thousands)                                                       September 30, 2000      December 31, 1999
         -----------------------------------------------------------------------------------------------------------------------
         Investment in Ben Franklin/Progress Capital Fund, L.P. (A)                        $ 3,111                $ 4,771
         Other investments in unconsolidated entities                                        7,520                  6,656
         -----------------------------------------------------------------------------------------------------------------------
         Total Investments in Unconsolidated Entities                                      $10,631                $11,427
         =======================================================================================================================

(A)      The Company owns  approximately  36% of the Ben  Franklin/Progress
         Capital Fund, L.P. ("Ben Franklin"),  which was formed on December
         30, 1997, and accounts for its investment under the equity method.
         Condensed financial data of Ben Franklin follows:

         Summary of Operations (Dollars in thousands)
         -----------------------------------------------------------------------
         For the nine months ended September 30,                                            2000                   1999
         ------------------------------------------------------------------------------------------------------------------
         Revenues                                                                         $   354                $   275
         Expenses                                                                             219                    208
         Net increase (decrease) in fair value of venture capital investments              (4,109)                 1,263
         ------------------------------------------------------------------------------------------------------------------
         Net increase (decrease) in partners' capital resulting from operations           $(3,974)               $ 1,330
         ==================================================================================================================
             The Company's equity (loss) in Ben Franklin                                  $(1,658)               $   482
         ==================================================================================================================

         Balance Sheet Data (Dollars in thousands)                                 September 30, 2000     December 31, 1999
         ------------------------------------------------------------------------------------------------------------------
          Assets:
            Venture capital investments, at fair value                                      $4,739               $ 9,830
            Cash and temporary investments                                                   3,259                 2,258
            Other assets                                                                       182                   100
         ------------------------------------------------------------------------------------------------------------------
                Total assets                                                                $8,180               $12,188
         ==================================================================================================================
          Liabilities and Partners' Capital:
            Liabilities                                                                     $    1               $    36
            Partners' capital                                                                8,179                12,152
         ------------------------------------------------------------------------------------------------------------------
                Total liabilities and partners' capital                                     $8,180               $12,188
         ==================================================================================================================

(9)    Capital Securities

       In July 2000, the Company issued 6,000 shares, or $6.0 million, of 11.445% trust preferred securities, $1,000 liquidation amount per security, due July 19, 2030 (the "Trust Preferred Securities"), in a private offering managed by First Union Securities, Inc. The Trust Preferred Securities represent undivided beneficial interests in Progress Capital Trust II (the "Trust II"), a statutory business trust created under the laws of Delaware, which was established by the Company for the purpose of issuing the Trust Preferred Securities. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust II's obligations under the Trust Preferred Securities. Net proceeds from the sale of the securities were used for general purposes, including but not limited to, capital contributions to the Bank to fund its growth and for repurchases of the Company's common stock under its existing stock repurchase program.

       During 1997 the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's recently formed subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). The Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.5 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities.

(10)   Commitments and Contingencies

       At September 30, 2000, the Company had $217.6 million in loan commitments to extend credit, including unused lines of credit, and $9.9 million in letters of credit outstanding

(11)   Segments

       The following table sets forth selected financial information by business segment for the periods indicated:

                                                                 Equipment     Real Estate
                                                    Banking       Leasing        Advisory        Other        Total
                                                    -------      ---------     -----------       -----        -----
       (Dollars in thousands)
       Assets of continuing operations at:
              September 30, 2000                    $761,554      $98,058        $1,979         $16,703      $878,294
              December 31, 1999                      659,750       85,159         2,380          20,464       767,753

       Revenues from continuing operations for:
         the three months ended
              September 30, 2000                       7,693        1,801           680          2,098         12,272
              September 30, 1999                       6,522        1,443           634          3,902         12,501
           the nine months ended
              September 30, 2000                      22,783        5,201         1,870          6,749         36,603
              September 30, 1999                      19,461        4,283         2,301          5,049         31,094

       Income from continuing operations for:
         the three months ended
              September 30, 2000                       1,429          441            90           (223)         1,737
              September 30, 1999                         773          142           (64)           971          1,822
           the nine months ended
              September 30, 2000                       3,170        1,072           146           (157)         4,231
              September 30, 1999                       3,420          353           (83)           385          4,075

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

                                     SUMMARY

The Company recorded net income of $1.8 million, or diluted earnings per share of $.29, for the three months ended September 30, 2000 compared to $2.3 million, or $.37, respectively, for the three months ended September 30, 1999. Income from continuing operations amounted to $1.7 million, or diluted earnings per share of $.29, for the three months ended September 30, 2000 compared to $1.8 million or $.30, respectively, for the three months ended September 30, 1999. Return on average shareholders' equity was 14.33% and return on average assets was .83% for the three months ended September 30, 2000 compared to 20.73% and 1.31%, respectively, for the three months ended September 30, 1999.

The Company recorded net income of $5.9 million, or diluted earnings per share of $.97, for the nine months ended September 30, 2000 compared to $4.7 million, or $.77, respectively, for the nine months ended September 30, 1999. Income from continuing operations amounted to $4.2 million, or diluted earnings per share of $.70, for the nine months ended September 30, 2000 compared to $4.1 million or $.67, respectively, for the nine months ended September 30, 1999. During the second quarter of 2000 the Company sold the assets of its teleservices operations resulting in a gain of $2.5 million pretax, $1.5 million net of tax or diluted earnings per share of $.25. Return on average shareholders' equity was 16.48% and return on average assets was .97% for the nine months ended September 30, 2000 compared to 14.80% and .94%, respectively, for the nine months ended September 30, 1999.

Net interest income increased to $8.1 million from $6.8 million, and the net interest margin decreased slightly to 4.18% from 4.24%, comparing the three months ended September 30, 2000 and 1999. Despite numerous rate increases by the Federal Reserve, the Company has sufficiently managed its increasing cost of funds by deploying capital into higher yielding investments and variable rate loans which resulted in a $1.4 million increase in tax equivalent net interest income.

Net interest income increased to $23.6 million from $19.6 million, and the net interest margin increased slightly to 4.24% from 4.22%, comparing the nine months ended September 30, 2000 and 1999. The Company has effectively managed its increasing cost of funds by deploying capital into higher yielding investments and variable rate loans which resulted in a $4.2 million increase in tax equivalent net interest income.

Non-interest income decreased $1.5 million for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to a $2.9 million decrease in client warrant income offset by an increase in financial services fee income of $1.2 million. Non-interest expense, excluding non-recurring charges of $1.1 million in the three months ended September 30, 1999, increased by $1.0 million primarily due to growth in the Company's financial services operations.

Non-interest income increased $1.5 million for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to a $3.5 million increase financial services fee income offset by a $2.6 million decrease equity in unconsolidated subsidiaries representing a partial reversal of unrealized gains reported in the fourth quarter of 1999. The provision for loan and lease losses increased $427,000 primarily due to a commercial loan charge-off during the first quarter of 2000, a more aggressive leasing charge-off policy, which was implemented in the second quarter of 1999, and loan and lease growth. Non-interest expense, excluding nonrecurring expenses of $251,000 and $1.1 million for the nine-month periods ended September 30, 2000 and 1999, respectively, increased $5.8 million primarily due to growth in the Company's financial services operations.

Total assets increased to $878.3 million at September 30, 2000 from $768.9 million at December 31, 1999 primarily due to loan and lease growth of $58.5 million and an increase in mortgage-backed securities of $57.1 million. Total deposits increased to $589.6 million at September 30, 2000 from $521.4 million at December 31, 1999. Deposit growth was primarily the result of new commercial business customer relationships and retail branch expansion.

                               FINANCIAL CONDITION

Liquidity and Funding

The Company must maintain sufficient liquidity to meet its funding requirements for loan and lease commitments, scheduled debt repayments, operating expenses, and deposit withdrawals. The Bank is the primary source of working capital for the Company. At September 30, 2000, the Bank met all regulatory capital liquidity requirements. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. At September 30, 2000, the Bank's liquidity ratio of 10.22% was in excess of the current minimum requirement.

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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the nine months ended September 30, 2000, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. For the nine months ended September 30, 2000, cash was provided by operating activities. Cash was used in investing activities primarily due to net origination of loans and purchases of mortgage-backed securities. Cash was provided by financing activities, primarily due to net increases in deposits and issuance of long-term borrowings.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                       September 30,      December 31,      September 30,
(Dollars in thousands)                                                      2000              1999              1999
                                                                            ----              ----              ----

Loans and leases accounted for on a non-accrual basis                     $4,348            $5,701            $ 3,760
Other real estate owned, net of related reserves                           3,536                66                 --
                                                                          ------            ------            -------
     Total non-performing assets                                           7,884             5,767              3,760
Accruing loans 90 or more days past due                                    2,015             2,336              7,282
                                                                          ------            ------            -------
     Total underperforming assets                                         $9,899            $8,103            $11,042
                                                                          ======            ======            =======

Non-performing assets as a percentage of net loans and leases
   And other real estate owned                                              1.41%             1.16%               .81%
                                                                          ======            ======            =======
Non-performing assets as a percentage of total assets                        .90%              .75%               .53%
                                                                          ======            ======            =======
Underperforming assets as a percentage of net loans and leases
   And other real estate owned                                              1.77%             1.63%              2.39%
                                                                          ======            ======            =======
Underperforming assets as a percentage of total assets                      1.13%             1.05%              1.57%
                                                                          ======            ======            =======

Allowance for loan and lease losses                                       $6,513            $5,927             $5,184
                                                                          ======            ======            =======

Ratio of allowance for loan and lease losses to
   Non-performing loans and leases at end of period                       149.79%           103.96%            137.87%
                                                                          ======            ======            =======
Ratio of allowance for loan and lease losses to
    Underperforming loans and leases at end of period                     102.36%            73.75%             46.95%
                                                                          ======            ======            =======


Non-performing assets increased to $7.9 million at September 30, 2000 from $5.8 million at December 31, 1999, and from $3.8 million at September 30, 1999. The increase in non-performing assets since December 31, 1999 was primarily related to $5.7 million in residential real estate development projects, classified as other real estate owned, acquired by the Company through deeds in lieu of foreclosure. The Company has recorded these projects at management's estimate of net realizable value at September 30, 2000. Management anticipates the investment in these projects to be further reduced by year-end and eliminated by the end of the first quarter of 2001. The $4.3 million of non-accrual loans at September 30, 2000 consisted of $2.1 million of lease financing, $1.1 million of loans secured by single family residential property, $310,000 of commercial business loans, $565,000 of commercial mortgages and $351,000 in consumer loans.

Accruing loans 90 or more days past due decreased from $2.3 million at December 31, 1999 to $2.0 million at September 30, 2000. The $2.0 million of accruing loans 90 or more days past due at September 30, 2000 consisted of $2.0 million of commercial mortgages.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                          September 30, 2000        December 31, 1999        September 30, 1999
                                          -------------------       -----------------        ------------------
(Dollars in thousands)                    Amount      Percent       Amount    Percent        Amount     Percent
                                          ------      -------       ------    -------        ------     -------

Delinquencies:
     30 to 59 days                        $1,821       .32%       $ 7,488      1.49%       $ 8,177        1.75%
     60 to 89 days                           553       .10          1,288       .26          1,151         .25
     90 or more days                       2,015       .36          2,336       .46          7,282        1.56
                                          ------      -----       -------      -----       -------       ------
     Total                                $4,389       .78%       $11,112      2.21%       $16,610        3.56%
                                          ======      =====       =======      =====       =======       ======

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

For the Three Months Ended September 30,
----------------------------------------
                                                                        2000                                1999
                                                             ---------------------------        ---------------------------
(Dollars in thousands)                                       Average              Yield/        Average              Yield/
                                                             Balance   Interest    Rate         Balance   Interest    Rate
                                                             -------   --------   ------        -------   --------   ------
Interest-earning assets:
   Interest-earning deposits                                $ 18,630    $  308     6.58%       $ 21,726    $  285     5.20%
   Trading securities                                             --        --       --              --        --       --
   Investment securities(1)                                   63,672     1,093     6.83          38,621       608     6.25
   Mortgage-backed securities (1)                            155,086     2,810     7.21         113,832     1,859     6.48
   Commercial business loans                                 149,579     3,618     9.62         105,225     2,220     8.37
   Commercial real estate loans (5)                          166,918     3,738     8.91         152,461     3,289     8.56
   Construction loans                                         48,936     1,427    11.60          52,724     1,335    10.05
   Single family residential real estate loans                38,866       760     7.78          44,109       804     7.23
   Consumer loans                                             38,080       790     8.25          31,274       620     7.87
   Lease financing                                            97,348     2,712    11.08          77,263     2,196    11.28
                                                            --------    ------    -----        --------    ------    -----
   Total interest-earning assets                             777,115    17,256     8.83         637,235    13,216     8.23
                                                            --------    ------    -----        --------    ------    -----
Non-interest-earning assets:
   Cash                                                       17,270                             14,209
   Allowance for loan and lease losses                        (6,651)                            (4,974)
   Other assets                                               52,753                             39,303
                                                            --------                           --------
   Total non-interest-earning assets                          63,372                             48,538
                                                            --------                           --------
     Total assets                                           $840,487                           $685,773
                                                            ========                           ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                      $ 95,516       851     3.54        $ 79,027       546     2.74
     Money market accounts                                    37,133       295     3.16          34,767       246     2.81
     Passbook and statement savings                           29,148       130     1.77          31,857       150     1.87
     Time deposits                                           335,111     5,042     5.99         256,916     3,361     5.19
                                                            --------     -----    -----        --------    ------    -----
   Total interest-bearing deposits                           496,908     6,318     5.06         402,567     4,303     4.24
   Short-term borrowings                                      75,315     1,165     6.15          27,906       527     7.49
   Long-term debt                                            108,270     1,608     5.91         122,034     1,576     5.12
                                                            --------     -----    -----        --------    ------    -----
   Total interest-bearing liabilities                        680,493     9,091     5.31         552,507     6,406     4.60
                                                            --------     -----    -----        --------    ------    -----
Non-interest-bearing liabilities:
   Non-interest-bearing deposits                              70,700                             57,660
   Other liabilities                                          18,636                             17,973
                                                            --------                           --------
   Total non-interest-bearing liabilities                     89,336                             75,633
                                                            --------                           --------
     Total liabilities                                       769,829                            628,140
                                                            --------                           --------
Capital securities                                            22,009                             14,443
Shareholders' equity                                          48,649                             43,190
                                                            --------                           --------
     Total liabilities, capital securities and              $840,487                           $685,773
      shareholders' equity                                  ========                           ========
Net interest income:                                                   $ 8,165                            $ 6,810
                                                                       =======                            =======
Interest rate spread (2)                                                           3.52                               3.63
Effect of net interest-free funding sources(3)                                      .66                                .61
                                                                                 ------                             ------
Net interest margin (4)                                                            4.18%                              4.24%
                                                                                 ======                             ======
Average interest-earning assets to average                                       114.20%                            115.34%
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



Net interest income, on a tax-equivalent basis, increased $1.4 million, and the net interest margin decreased slightly to 4.18% from 4.24%, comparing the three months ended September 30, 2000 and 1999, despite numerous rate increases by the Federal Reserve. The Company's cost of funds increased 71 basis points, whereas its rate on earning assets increased 60 basis points and the positive effect of net interest-free funding sources increased 5 basis points in comparison with the three months ended September 30, 1999.

For the Nine Months Ended September 30,
---------------------------------------
                                                                        2000                               1999
                                                             ---------------------------        ---------------------------
(Dollars in thousands)                                       Average              Yield/        Average              Yield/
                                                             Balance   Interest    Rate         Balance   Interest    Rate
                                                             -------   --------   ------        -------   --------   ------
Interest-earning assets:
   Interest-earning deposits                                $ 19,127    $  894     6.24%       $ 17,115   $   645     5.04%
   Trading securities                                            351       --       --               --        --       --
   Investment securities(1)                                   64,914     3,231     6.65          35,188     1,649     6.27
   Mortgage-backed securities (1)                            135,330     7,336     7.24         125,779     5,953     6.33
   Commercial business loans                                 140,366     9,711     9.24         101,763     6,493     8.53
   Commercial real estate loans (5)                          168,840    11,148     8.82         144,124     9,291     8.62
   Construction loans                                         53,229     4,279    10.74          48,595     3,654    10.05
   Single family residential real estate loans                40,248     2,293     7.61          46,868     2,564     7.31
   Consumer loans                                             36,592     2,207     8.06          30,153     1,781     7.90
   Lease financing                                            93,629     7,874    11.23          74,955     6,309    11.25
                                                            --------   -------   ------        --------   -------    -----
   Total interest-earning assets                             752,626    48,973     8.69         624,540    38,339     8.21
                                                            --------   -------   ------        --------   -------    -----
Non-interest-earning assets:
   Cash                                                       16,307                             14,443
   Allowance for loan and lease losses                        (6,160)                            (4,705)
   Other assets                                               50,057                             33,469
                                                            --------                           --------
   Total non-interest-earning assets                          60,204                             43,207
                                                            --------                           --------
     Total assets                                           $812,830                           $667,747
                                                            ========                           ========
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW and Super NOW                                      $ 90,612     2,266     3.34        $ 79,018     1,610     2.72
     Money market accounts                                    36,393       842     3.09          35,180       722     2.74
     Passbook and statement savings                           30,434       403     1.77          31,924       457     1.91
     Time deposits                                           317,797    13,648     5.74         235,870     9,162     5.19
                                                            --------   -------   ------        --------   -------    -----
   Total interest-bearing deposits                           475,236    17,159     4.82         381,992    11,951     4.18
   Short-term borrowings                                      70,090     3,135     5.97          36,822     1,767     6.42
   Long-term debt                                            111,381     4,812     5.77         123,234     4,904     5.32
                                                            --------   -------   ------        --------   -------    -----
   Total interest-bearing liabilities                        656,707    25,106     5.11         542,048    18,622     4.59
                                                            --------   -------   ------        --------   -------    -----
Non-interest-bearing liabilities:
   Non-interest-bearing deposits                              71,925                             54,603
   Other liabilities                                          19,600                             14,118
                                                            --------                           --------
   Total non-interest-bearing liabilities                     91,525                             68,721
                                                            --------                           --------
     Total liabilities                                       748,232                            610,769
                                                            --------                           --------
Capital securities                                            16,984                             14,438
Shareholders' equity                                          47,614                             42,540
                                                            --------                           --------
     Total liabilities, capital securities and              $812,830                           $667,747
      shareholders' equity                                  ========                           ========

Net interest income:                                                   $23,867                            $19,717
                                                                       =======                           ========
Interest rate spread (2)                                                           3.58                               3.62
Effect of net interest-free funding sources(3)                                      .66                                .60
                                                                                 ------                             ------
Net interest margin (4)                                                            4.24%                              4.22%
                                                                                 ======                             ======
Average interest-earning assets to average                                       114.61%                            115.22%
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

Net interest income, on a tax-equivalent basis, increased $4.2 million and the net interest margin increased slightly to 4.24% from 4.22%, comparing the nine months ended September 30, 2000 and 1999. The Company has effectively managed its increasing cost of funds by deploying capital into higher yielding investments and variable rate loans. Average loans and leases increased $86.4 million and investment securities increased $29.7 million comparing the nine months ended September 30, 2000 to the same period in 1999. The Company's cost of funds increased 52 basis points, whereas its rate on earning assets increased 48 basis points and the positive effect of net interest-free funding sources increased 6 basis points in comparison with the nine months ended September 30, 1999.

Provision for Loan and Lease Losses

During the three months ended September 30, 2000, the Company recorded a $517,000 provision for loan and lease losses; a decrease of $141,000 compared with the same period in 1999. The decrease in the provision was the result of a significant decrease in delinquencies, partially offset by a slight increase in nonaccrual loans and leases and loan and lease growth compared to the three months ended September 30, 1999.

During the nine months ended September 30, 2000, the Company recorded a $2.8 million provision for loan and lease losses compared with $2.3 million for the comparable period in 1999. The increase of $427,000 was the result of a large commercial business loan liquidation and partial charge-off during the first quarter of 2000, loan and lease growth, and a more aggressive charge-off policy implemented in the second quarter of 1999 for the lease portfolio.

At September 30, 2000, the allowance for loan and lease losses amounted to $6.5 million or 1.16% of total loans and leases and 149.79% of total non-performing loans and leases. At December 31, 1999, the allowance for loan and lease losses amounted to $5.9 million or 1.18% of total loans and leases and 103.96% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the three months ended September 30, 2000 amounted to $4.2 million, compared to $5.7 million for the same period in 1999. The Company recognized a $103,000 loss from client warrants during the 2000 period primarily due a decrease in the market value of warrants held to acquire common stock compared to a gain of $2.8 million in the same period of 1999 primarily the result of the expiration of restrictions on the sale of warrants to acquire common stock. Management fees increased $520,000, which were primarily generated by the Company's subsidiary Progress Capital Management, Inc. ("PCM"), which manages the mezzanine debt and venture capital funds. Mutual fund, annuity and insurance commissions increased $343,000 over the three months ended September 30, 1999. Consulting fees of $193,000 were generated during the three months ended September 30, 2000 by the Company's subsidiary KMR Management, Inc. ("KMR"), which provides financial and operational management consulting services for commercial clients. These gains were partially offset by a net decrease of $503,000 in the equity of unconsolidated subsidiaries primarily due to unrealized gains in the mezzanine and venture capital funds during the third quarter of 1999.

Non-interest income for the nine months ended September 30, 2000 amounted to $13.0 million compared to $11.5 million for the same period in 1999. The Company recognized $3.5 million of client warrant income during the 2000 period due to the expiration of restrictions on the sale of warrants to acquire common stock of Internet Capital Group, US Interactive, Inc., and EMAX Solutions Partners, Inc. The Company recognized $3.3 million of client warrant income during the 1999 period due to the expiration of restrictions on the sale of warrants to acquire common stock of Internet Capital Group. Management fees increased $1.3 million, which were primarily generated by the Company's subsidiary PCM, which manages the mezzanine debt and venture capital funds. Mutual fund, annuity and insurance commissions increased $1.1 million over the nine months ended September 30, 1999. Consulting fees of $537,000 were generated during the nine months ended September 30, 2000 by the Company's subsidiary KMR, which provides financial and operational management consulting services for commercial clients. Service charges on deposits increased $209,000 over the nine months ended September 30, 1999. Other Bank related fees increased $254,000 over the nine months ended September 30, 1999. These gains were partially offset by a net decrease of $2.6 million in the equity of unconsolidated subsidiaries primarily due to unrealized losses in the mezzanine and venture capital funds during the nine months ended September 30, 2000. These losses represent a partial reversal of unrealized gains reported in the third and fourth quarter of 1999.

Non-interest Expense

Total non-interest expense was $9.2 million for the three months ended September 30, 2000 compared to $9.1 million for the three months ended September 30, 1999. Excluding non-recurring expenses of $1.1 million in the three months ended September 30, 1999 associated with a leasing acquisition and unrelated adjustments, non-interest expense increased $1.0 million. This increase was primarily due to increases in salaries and employee benefits of $512,000 as a result of additional employees to staff three new bank branches, the recent acquisition of KMR, the staffing of PCM and from other new positions established within the Company. Occupancy and furniture, fixtures and equipment expenses increased $303,000 mainly due to a new operations center, bringing data processing in-house and new branch openings. Capital securities expense increased $138,000 due to the issuance of $6.0 million of 11.455% capital securities in July 2000. Excluding non-recurring expenses, other non-interest expense increased $346,000 primarily due to a $164,000 increase in advertising expense, $77,000 increase in loan expense and a $62,000 increase in other real estate owned expenses.

Total non-interest expense was $27.5 million for the nine months ended September 30, 2000 compared to $22.6 million for the nine months ended September 30,1999. Excluding non-recurring expenses of $251,000 in the 2000 period related to conversion costs and $1.1 million in the 1999 period associated with a leasing acquisition and unrelated adjustments, non-interest expense increased $5.8 million. This increase in non-interest expense was primarily due to increases in salaries and employee benefits of $3.2 million as a result of additional employees to staff new bank branches, the recent acquisition of KMR, the staffing of PCM and from other new positions established within the Company. Occupancy and furniture, fixtures and equipment expenses increased $1.2 million mainly due to a new operations center, bringing data processing in-house and new branch openings. Data processing expense, excluding $74,000 in conversion related expenses, decreased slightly due to bringing operations in-house. Professional services expense, excluding $31,000 in conversion related expenses in 2000, increased $306,000 primarily due to consulting costs associated with the business generated by the Company's subsidiaries PCM and KMR; and legal costs associated with aggressive collection efforts on charged-off loans and leases. Capital securities expense increased $139,000 primarily due to the issuance of $6.0 million of 11.455% capital securities in July 2000. Other non-interest expense, excluding non-recurring conversion related expenses of $111,000 in 2000 and non-recurring expenses in 1999 of $1.1 million associated with a leasing acquisition and unrelated adjustments, increased $977,000. This increase was mainly due to a $356,000 increase in advertising expense, a $312,000 increase in loan expense, a $101,000 increase in state franchise and capital stock taxes and a $71,000 increase in goodwill amortization as the Company expanded its non-banking businesses, increased loan volume and opened three new bank branches and a new operations center since September 30, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Item A, filed with the Securities and Exchange Commission on March 29, 2000. The market risk of the Company has not experienced any significant changes as of September 30, 2000.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

    (27) Financial Data Schedule for the nine months ended September 30, 2000

(b) Reports on Form 8-K

    On August 28, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 the announcement that Stephen T. Zarrilli has joined the Board of Directors.

    On August 28, 2000, the Company filed a Form 8-K reporting under Item 5 the declaration and increase of its third quarter cash dividend to $.06 per share and the declaration of a 5% stock dividend.

    On August 28, 2000, the Company filed a Form 8-K reporting under Item 5 the issuance of 6,000 shares of Trust Preferred Securities.

    On August 29, 2000, the Company filed a Form 8-K reporting under Item 5 the announcement of its second quarter earnings.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Progress Financial Corporation

  November 9, 2000                 /s/ W. Kirk Wycoff
------------------------           --------------------------------------------
      Date                         W. Kirk Wycoff, Chairman, President and
                                   Chief Executive Officer

  November 9, 2000                 /s/ Michael B. High
---------------------------        --------------------------------------------
      Date                         Michael B. High,
                                   Executive Vice President and
                                   Chief Financial Officer