Form 10-K
period 2000-12-31
PROGRESS FINANCIAL CORP
filed 2001-03-22
CIK 790183

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal year ended December 31, 2000

                         Commission File Number: 0-14815

                         PROGRESS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                         23-2413363
-------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


4 Sentry Parkway - Suite 200
P. O. Box 3036
Blue Bell, Pennsylvania                                    19422-0764
----------------------------------------               --------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (610) 825-8800
                                                       --------------------

Securities registered pursuant to Section 12(b) of the Act:  Non applicable
                                                            ----------------

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
Yes      X          No
     ------------      ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________


The aggregate market value of the voting stock, held by non-affiliates of the Registrant as a group, was $39,240,118 as of March 5, 2001, based upon the closing price of $7.625 per share of the Registrant's common stock on March 5, 2001 as reported by The Nasdaq Stock Market(SM).

As of March 5, 2001, there were 5,688,895 issued and outstanding shares of the Registrant's Common Stock.

Documents Incorporated By Reference:

(1) Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                         PROGRESS FINANCIAL CORPORATION
                                Table of Contents

                                                       PART I
                                                                                                           Page
Item 1.         Business..................................................................................    3
Item 2.         Properties................................................................................    9
Item 3.         Legal Proceedings.........................................................................   10
Item 4.         Submission of Matters to a Vote of Security Holders.......................................   10



                                                       PART II

Item 5.         Market for the  Registrant's  Common Equity and Related  Stockholder Matters  ............   10
Item 6.         Selected Consolidated Financial Data......................................................   11
Item 7.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................................   12
Item 7A.        Quantitative and Qualitative Disclosure about Market Risk.................................   23
Item 8.         Financial Statements and Supplementary Data...............................................   25
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure..................................................................   50

                                                       PART III

Item 10.        Directors and Executive Officers of the Registrant........................................   50
Item 11.        Executive Compensation....................................................................   50
Item 12.        Security Ownership of Certain Beneficial Owners and Management............................   50
Item 13.        Certain Relationships and Related Transactions............................................   50


                                                        PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   51

                Signatures................................................................................   53

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

Banking. The Bank conducts its business through ten full-service banking offices located in Montgomery County, one full-service banking office in Bucks County, one full-service banking office in Delaware County, two full-service banking offices in Chester County and two full-service banking offices in Philadelphia County, in southeastern Pennsylvania.

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

Commercial Business Lending. The Bank's commercial business lending area, which excludes TechBanc, provides customized loan, deposit and investment products, as well as cash management services to small- and middle-market businesses. Through the Bank, the Company originates secured or unsecured loans for commercial, corporate, business and agricultural purposes, which include the issuance of letters of credit.

         As a result of acquisitions of small- and medium-sized financial institutions by large bank holding companies in southeastern Pennsylvania in recent years, a growing number of small- and middle-market commercial customers have sought the full range of commercial banking services that the Bank offers due to the personalized service the Bank provides. The Company believes it has an opportunity to expand further its commercial lending relationships and increase its commercial deposits due to the willingness to tailor its products to the small- and middle-market businesses. In addition, this consolidation has resulted in the availability of experienced commercial lenders.

         In recent years, the Bank has increased significantly its commercial business lending. The Bank's commercial business lending portfolio increased to $113.4 million at December 31, 2000 from $71.5 million at December 31, 1999. Most commercial business loan customers are small- to middle-market businesses located in the Bank's primary market area. Generally, commercial business loans are between $100,000 and $2.5 million; however, the largest commercial business loan at December 31, 2000 was $3.9 million. During 2000, the Bank launched eBusiness Banking, a device that makes commercial cash management products available on-line. Several eBusiness Banking access packages are available to coordinate with the different types of business checking accounts. The Bank has also enhanced its commercial banking by allocating resources to specialized areas of commercial lending including Private Banking, Government Guaranteed Lending and Asset-based Lending.

         Private Banking offers a wide range of banking and investment services to high net worth individuals and small businesses. During 2000, its second year, Private Banking expanded to include its first de-centralized office in the Bank's Chestnut Hill branch. At December 31, 2000, Private Banking had $15.6 million in commercial business loans.

         Government Guaranteed Lending started in January 2000. While various governmental guaranteed programs are implemented to give our clients the desired solution to their financial challenges, the most prevalent is the Small Business Administration ("SBA") loan program. Under the SBA loan program, the Bank was granted Certified Lender status in March 2000 and gained Preferred Lending Program ("PLP") status in October 2000, reflecting the high level of activity in the program after only nine months in operation. The PLP designation, reserved for the most active and knowledgeable lenders, streamlines the lending process by allowing the Bank to underwrite SBA loans independently and grant credit approval without prior SBA review. At December 31, 2000 Government Guaranteed Lending had $4.7 million ($7.7 million gross of $3.0 million in participations sold) in commercial business loans.

TechBanc. The Bank established the Specialized Lending Division in 1996, in order to provide customized financial services to companies in the technology, healthcare and insurance industries. In 2000 the Specialized Lending Division was renamed TechBanc. TechBanc primarily focuses on lending to technology-based companies in the greater Philadelphia geographic area from Princeton, New Jersey to Richmond, Virginia and west to Harrisburg, Pennsylvania. The division seeks to develop relationships with emerging technology-based companies which have already received initial venture capital and have annual revenues of at least $1.0 million. TechBanc is comprised of senior lending officers with experience in the emerging business markets and operates out of its office in Blue Bell, Pennsylvania; and expanded in 2001 to New Jersey opening an office in the Princeton area. The New Jersey Technology Council named TechBanc its "preferred provider." This designation gives TechBanc the exclusive marketing rights to the membership of that organization, a status the Bank has retained with the Eastern Technology Council of Greater Philadelphia since 1998.

         Generally, TechBanc loans are originated with a balance of between $100,000 and $5.0 million. At December 31, 2000, the Bank had approximately 160 commercial business loans with an aggregate balance of $62.6 million outstanding originated through TechBanc; the largest TechBanc loan was $7.5 million of which $3.8 million was participated to other financial institutions. Customer assets (including deposits in checking, certificates of deposits and sweep accounts) under TechBanc management reached $206 million during 2000.

         In addition to providing financing, the Company often obtains an equity position in the borrower in the form of warrants to purchase common stock of the borrower. At December 31, 2000, the Company held warrants to purchase common stock of 43 companies that are customers of TechBanc. The Company generally recognizes client warrant income on such investments when such common stock is publicly traded and any applicable restriction or lock-up period on the sale of the warrants or the common stock expires. There can be no assurance that the common stock of any of these companies will become publicly traded or that the common stock will trade at or above the warrant exercise price. As an incentive, 10% to 15% of any proceeds realized from the warrants during each six-month period beginning in January and July is contributed to an incentive pool to be paid to employees of TechBanc. The incentive pool is reduced by a portion of the charge-offs the Bank has realized from loans in the TechBanc portfolio during such six-month period.

         The following is a brief description of the only company in which the Company held warrants at December 31, 2000 for which the underlying common stock was publicly traded:

         Ravisent Technologies, Inc. ("Ravisent") is a DVD hardware and software company located in Malvern, Pennsylvania. The Company holds warrants to purchase 50,000 shares of Ravisent common stock with an exercise price of $3.56 per share and an expiration of seven years from the date of issue. Ravisent went public at an initial offering price of $12.00 per share of common stock on July 16, 1999. The trading of this stock, like many Internet companies, is very volatile. Upon exercise of the warrant, the Company would be prohibited, under General Rule 144 of the Securities Act of 1933, from selling or otherwise disposing of the stock acquired for a period of 12 months.

Commercial Real Estate Lending. The Bank originates mortgage loans secured by multi-family residential and commercial real estate. Commercial real estate loans originated by the Bank are primarily secured by office buildings, retail stores, warehouses and general-purpose industrial space. Commercial real estate loans also include multi-family residential loans, substantially all of which are secured by apartment buildings. Significant portions of such loans are secured by owner-occupied properties and relate to borrowers that have an existing banking relationship with the Bank. Commercial Real Estate Lending continued to expand through the Bank's Real Estate Capital Markets Lending Program which enables the Bank to provide its real estate clients with non-recourse, long-term, fixed-rate permanent financing for all types of income properties.

         At December 31, 2000, the Bank's commercial real estate loan portfolio consisted of approximately 300 loans with an aggregate principal balance of approximately $178.9 million and the Bank's largest commercial real estate loan customer had an outstanding balance of $12.9 million which includes participations with other financial institutions of $9.7 million. Although terms vary, commercial real estate loans secured by existing properties generally have maturities of ten years or less and interest rates which adjust every one, three or five years in accordance with a designated index.

         At December 31, 2000, substantially all of the Bank's commercial real estate loan portfolio was secured by properties located within its primary market area. Loan-to-value ratios on the Bank's commercial real estate loans are limited to 80% or lower, except in certain limited circumstances. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Bank generally imposes a debt service coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 1.2x. It is also the Bank's general policy to obtain personal guarantees of its commercial real estate loans from the principals of the borrower.

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

         The Company also conducts commercial mortgage banking and brokerage services through Progress Realty Advisors, Inc. ("PRA"), a subsidiary of the Bank. PRA was formed as a complement to the Bank's commercial lending activities in order to provide lending services for borrowers where borrowing needs are not consistent with the Bank's lending operations due to, among other things, the amount of financing required, geographic location of the borrower, recourse provisions and business/banking relationships. PRA specializes in originating, underwriting and closing commercial real estate financing for residential, multi-family and commercial properties for other financial institutions, insurance and finance companies for a fee.

Construction Lending. Through the Bank, the Company also offers both residential construction loans and, to a lesser extent, commercial construction loans. At December 31, 2000, the Company's construction loan portfolio consisted of approximately 75 loans with an aggregate principal balance of approximately $60.2 million and the Company's largest construction loan had an outstanding balance of $9.2 million, of which $4.6 million was participated to other financial institutions.

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

         The Company generally attempts to address the additional risks associated with construction lending by, among other things, lending primarily in its market area, periodically inspecting each property during the construction period, using conservative loan-to-value ratios in the underwriting process and generally requiring personal guarantees. At December 31, 2000, all of the Company's construction loans were secured by properties located within the Company's primary market area. In addition, residential construction loans are generally made for 75% or less of the appraised value of the property upon completion. For owner-occupied construction/permanent loans, the Bank will lend up to 80% of the lesser of the full appraised value or the land plus costs. Moreover, the Company does not originate loans for the construction of speculative (or unsold) residential properties. Prior to making a commitment to fund a construction loan, the Company requires both an appraisal of the property by independent appraisers approved by the Board of Directors and a study of the feasibility of the proposed project.

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

Consumer Lending. Subject to restrictions contained in applicable federal laws and regulations, the Bank is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 2000 the Bank's consumer loan portfolio consisted of approximately 1,970 loans with an aggregate outstanding balance of $37.2 million.

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

Equipment Leasing. As part of the strategy to be a full-service commercial lender, the Company provides diversified equipment leasing services to small- and middle-market business companies. At December 31, 2000, the Company's lease financing portfolio consisted of approximately 3,320 leases with an outstanding balance of $56.2 million. In December 2000, the Company sold its Maryland-based leasing division that resulted in the sale of $31.0 million of lease financing receivables.

         Equipment lease financing is provided through the Bank's subsidiary, Progress Leasing Company ("PLC"). located in Blue Bell, Pennsylvania. The Company provides lease financing throughout the mid-Atlantic region with a current concentration on Pennsylvania, New York, New Jersey, Maryland and Virginia. The Company provides leasing either directly to the business customer or through regional vendor sponsored programs.

         The Company provides lease financing for a wide variety of business equipment, including computer systems, telephone systems, furniture, landscaping and construction equipment, medical equipment, dry cleaning equipment and graphic systems equipment.

         For some of the Company's leases, the Company may retain the leased property upon expiration of the lease based on the residual value. In the event that the residual value is less than provided for in the lease, the Company may have a loss related to the disposition of such property. However, because a majority of the Company's leases are bought out or extended at the end of their terms, the Company has not experienced any material losses in aggregate residual values to date.

Private Equity Fund Management. Progress Capital Management, Inc. ("PCM"), a subsidiary of the Company, manages Ben Franklin/Progress Capital Fund, L.P. ("Ben Franklin"), a $9.1 million fund which commenced operations in December 1997 and provides subordinated debt financing to early-stage Mid-Atlantic based technology companies with innovative products and an existing revenue stream. In addition, Ben Franklin generally receives warrants to purchase equity of the borrowers in connection with such lending. PCM also manages the newly formed NewSpring Ventures, L.P. ("NewSpring") which provides growth capital for emerging companies. NewSpring is funded by $30.2 million in private placements of institutional and individual investors and, as a licensed Small Business Investment Company, funded by $60.4 million in leveraged participating securities for a total fund amount of $90.6 million. NewSpring primarily invests in mid-Atlantic companies with significant growth potential, proven management and strategic competitive advantage. PCM earns fees for managing Ben Franklin and NewSpring.

Insurance/Wealth Management. In January 1999, the Company's subsidiary Progress Financial Resources, Inc. ("PFR") commenced operations. PFR, a Delaware corporation, is headquartered in Philadelphia, Pennsylvania, and sells investment and insurance products, employee benefits and financial planning services to individuals and businesses. PFR offers securities and insurance products, primarily but not exclusively, through AXA Advisors, LLC (New York, New York).

Other Activities. Progress Capital, Inc. ("PCI"), a subsidiary of the Company, was formed in 1996 and is the corporate general partner of Ben Franklin and hold's the Company's equity interest in Ben Franklin and NewSpring. PCI also invests in middle market companies that are prospects or customers of the Company and companies who have demonstrated a superior track record in their area of expertise.

         In February 1998, the Company formed Progress Development Corp ("PDC"), to invest in a joint venture partnership, Progress Development I LP, which acquired an interest in NewSeasons Assisted Living Communities ("NewSeasons") with Independence Blue Cross. NewSeasons owns, acquires, develops and operates assisted living residences for the elderly. In addition to owning an equity interest in NewSeasons, Progress Development I LP will provide fee based development, construction management and financial services to NewSeasons and other investors.

       In January 2000, the Company acquired KMR Management, Inc. ("KMR"), a Pennsylvania based corporation. KMR specializes in corporate turnaround and crisis management consulting for commercial clients. Working primarily for companies with up to $50 million in sales, KMR takes an active role in short-term management of its clients' businesses. It also provides expert testimony in court proceedings and when needed, asset liquidation services.

Financial Information by Business Segment

         The Company has four principal activities: Banking, Equipment Leasing, Private Equity Fund Management and Insurance/Wealth Management. Emerging operating segments not directly related to the four principal activities and that do not currently meet the quantitative thresholds of a reportable segment are aggregated under Other Segments. Intercompany business transactions, the parent company and other non-operating segments are aggregated under Corporate. The measurement of the performance of these business segments is based on the Company's current management structure and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of each segments' financial condition and results of operations if they were independent entities. The following selected financial information by business segment is presented in thousands of dollars:

                                                       Private       Insurance/
                                        Equipment    Equity Fund       Wealth        Other
                             Banking     Leasing     Management      Management     Segments   Corporate     Total
----------------------------------------------------------------------------------------------------------------------
Assets at:
   December 31, 2000         $842,901    $54,886       $   114          $1,640       $1,176      $13,532     $914,249
   December 31, 1999          662,130     85,159           272             989           --       20,391      768,941

Revenues for the year ended:
   December 31, 2000           33,376      9,058         2,230           4,566        1,058        1,107       51,395
   December 31, 1999           29,849      5,799           699           2,645           --        5,337       44,329
   December 31, 1998           25,269      4,881           202              --           --          172       30,524

Income from continuing operations before cumulative effect of accounting change for the year ended:
   December 31, 2000            4,531      2,088           349              52          (85)      (1,278)       5,657
   December 31, 1999            4,259        112           126            (189)          --        1,724        6,032
   December 31, 1998            4,702      1,199            80              --           --       (1,066)       4,915

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

                           REGULATION AND SUPERVISION
General

         The Company, as a unitary thrift holding company, is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision ("OTS"). As a subsidiary of a unitary thrift holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. Three of the Company's non-banking subsidiaries (KMR, PCM and PDC) are subject to the laws of the Commonwealth of Pennsylvania. PCI and PFR are Delaware corporations.

The Bank

Lending Restrictions

         As a federally chartered savings bank, the Bank is subject to certain lending restrictions. Commercial business loans are limited to 20% of the Bank's assets; there is no limitation on the guaranteed portion of Small Business Association ("SBA") commercial loans. Mortgage loans secured by non-residential properties are limited to four times the Bank's risk-based capital. Consumer loans are subject to a limitation of 35% of the Bank's assets. Under federal regulations financing leases are either considered loans, in which case are accordingly classified as and aggregated with commercial, consumer or agricultural loans based upon the underlying collateral or personal property, or as operating leases which are subject to a separate 10% of assets limitation. The Company's financing leases are considered operating leases and are subject to the 10% limitation. At December 31, 2000, the Bank was in compliance with all loan limitations.

         The Bank is also limited, under federal regulation, in the amount it can lend to one borrower. At December 31, 2000, the Bank's loans-to-one-borrower limit was approximately $9.8 million. The Bank was in compliance with this limitation at December 31, 2000.

Insurance of Deposits

         The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each depositor. The Federal Deposit Insurance Corporation ("FDIC") requires an annual audit by independent accountants and may also examine the Bank.

         Federal law requires that the FDIC maintain the reserve level of each of the SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. The BIF reached this level during 1995. Deposit insurance premiums in 2000 averaged 2.07 cents per $100 of deposits compared to an average 5.925 cents per $100 of deposits in 1999 and 6.22 cents per $100 of deposits in 1998. Deposit insurance is payable on a quarterly basis.

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

         The Bank only complied with this test for 8 out 12 months during 2000; at December 31, 2000, approximately 62.35% of the Bank's assets were invested in qualified thrift investments. Consequently, the Bank is prohibited from making any new investments or engaging in any new activities not allowed for both national bank and a savings association, establishing any new branch office unless allowable for a national bank, and paying dividends unless allowable for a national bank. Unless the Bank requalifies as a QTL within the three-year period ended December 31, 2003, it must not retain any investment or engage in any activity not allowed for both a national bank and a savings association. Until the Bank regains QTL status, the Company is subject to the restrictions applicable to multiple savings and loan holding companies. If the Bank fails to regain QTL status by December 31, 2001, the Company will be required to register as and be deemed to be a bank holding company, thus, subject to all provisions of the Bank Holding Company Act of 1956, Section 8 of the Federal Deposit Insurance Act, and other statues applicable to bank holding companies.

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), which administers the home financing credit function and serves as a source of liquidity for member savings associations and commercial banks within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 2000, the Bank's advances from the FHLB amounted to $127.0 million.

         As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its mortgage related assets or
 .3% of total assets. At December 31, 2000, the Bank had $6.4 million in FHLB stock, which was in compliance with this requirement.

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

         In addition, Section 12 CRF-215 (Regulation O) of the Code of Federal Regulations places restrictions on loans by savings associations to executive officers, directors, and principal shareholders of the Company and the Bank. At December 31, 2000, the Bank was in compliance with this regulation.

Employees

         As of December 31, 2000, the Company had a total of 298 full-time equivalent employees. Employment at the Company's individual subsidiaries was as follows: The Bank and its subsidiaries PLC and PRA had 254 full-time equivalent employees; PFR had 29 full-time equivalent employees; PCM had 8 full-time equivalent employees; and KMR had 3 full-time equivalent employees.

Item 2.   Properties

         The Company's and the Bank's executive offices are located at 4 Sentry Parkway, Suite 200, Blue Bell, Pennsylvania. The Bank conducts business from sixteen Pennsylvania branch offices in Bridgeport, Plymouth Meeting, East Norriton, Chestnut Hill, Conshohocken, Glenside, King of Prussia, Lansdale, Norristown, Jeffersonville, Paoli, Lionville, Southampton, Trappe, Rosemont and the Andorra community of Philadelphia; three of which are owned and thirteen are leased. PLC conducts equipment-leasing business in leased facilities in Blue Bell, PA. PRA has leased locations in Blue Bell, PA; Richmond, VA; Woodbridge, NJ; Chesapeake, VA; and Raleigh, NC. KMR has lease office space in Willow Grove, PA. PFR leases its location in Philadelphia, PA and leases office space in Blue Bell, PA and Northfield, NJ. PCM leases office space in Conshohocken, PA.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Progress Financial Corporation's common stock is traded on The Nasdaq Stock MarketSM under the symbol "PFNC." At December 31, 2000 the Company had approximately 2,800 holders of record.

         Payment of cash dividends is subject to regulatory restrictions as described in Note 18 of Notes to Consolidated Financial Statements. The Company paid cash dividends on a quarterly basis totaling $.21 per share during 2000 and $.17 per share during 1999.

         The following table sets forth the high and low closing prices, trading volumes and cash dividends per share paid for the periods described. Prior periods have been restated to reflect the 5% stock dividend distributed to shareholders on August 31, 2000.

                                            2000                                                   1999
                    ----------------------------------------------------    ---------------------------------------------------
                         Low          High        Volume       Dividends         Low           High        Volume    Dividends
                    -------------- ------------ ------------ -----------    -------------- ------------- ----------- ----------
First Quarter        $10 107/256   $12 67/256    1,299,000       $.05        $10 113/128    $14 51/128     1,088,000   $.04
Second Quarter        10 15/128     11 27/32       933,000        .05         12 237/256     15 165/256    1,031,000    .04
Third Quarter         11 3/16       12 79/128      657,000        .05         12 5/256       14 11/32        597,000    .04
Fourth Quarter         7 1/8        10 3/4         861,000        .06         11 35/64       12 79/128     1,011,000    .05

Item 6.       Selected Consolidated Financial Data

Tabular information is presented in thousands of dollars except for share and per share data. This data should be read in conjunction with the Notes to Consolidated Financial Statements.

December 31,                                                  2000         1999        1998        1997          1996
------------------------------------------------------------------------------------------------------------------------
Financial Condition
Investment and mortgage-backed securities:
    Available for sale                                       $205,166     $149,518    $164,368   $ 50,913     $ 46,200
    Held to maturity                                           41,940       34,309      12,401     53,472       49,271
Loans and leases, net                                         535,712      497,738     394,246    339,903      265,968
Loans held for sale                                                --           --      25,250        373          599
Real estate owned, net                                          1,750           66          --        380        2,150
Total assets                                                  914,249      768,941     648,198    508,919      401,010
Deposits                                                      617,543      521,439     408,162    344,322      306,248
Borrowings and subordinated debt                              194,360      162,767     167,416     84,247       63,403
Capital securities                                             20,232       14,451      14,431     14,400           --
Shareholders' equity                                           50,160       47,809      41,554     25,362       20,594

Results of Operations
Interest income                                              $ 67,028     $ 52,174    $ 45,329  $  36,497    $  30,114
Interest expense                                               35,175       25,432      22,450     17,894       15,820
Net interest income                                            31,853       26,742      22,879     18,603       14,294
Provision for loan and lease losses                             4,416        3,548         959      1,509          781
Net interest income after provision for loan and lease
   losses                                                      27,437       23,194      21,920     17,094       13,513
Non-interest income                                            19,542       17,587       7,645      5,950        5,100
Non-interest expense                                           38,306       31,648      21,834     17,332       16,466
Income from continuing operations before income taxes
   and cumulative effect of accounting change                   8,673        9,133       7,731      5,712        2,147
Tax expense (benefit)                                           3,016        3,101       2,816      2,230          804
Income from continuing operations before cumulative
   effect of accounting change                                  5,657        6,032       4,915      3,482        1,343
Cumulative effect of accounting change, net of tax
   benefit                                                         --           --         (46)        --           --
Income from continuing operations                               5,657        6,032       4,869      3,482        1,343
Gain on sale of discontinued operations, net of tax             1,519           --          --         --           --
Income from discontinued operations, net of tax                   123          639         111        (15)          --
Net income                                                      7,299        6,671       4,980      3,467        1,343

Per Share Data
Basic income from continuing operations per common share
   before cumulative effect of accounting change             $    .98     $   1.04    $    .92  $     .74     $    .29
Diluted income from continuing operations per common
   share before cumulative effect of accounting change            .95          .99         .84        .68          .28
Basic net income per common share                                1.26         1.15         .93        .74          .29
Diluted net income per common share                              1.22         1.10         .85        .68          .28
Dividends                                                         .21          .17         .12        .08          .03
Book value                                                       8.82         8.26        7.45       5.35         4.46

Operating Data
Return on average assets                                         .88%          .98%        .89%       .80%         .36%*
Return on average shareholders' equity                          15.16        15.47       13.78      15.22         6.83*
Average shareholders' equity to average assets                   5.78         6.33        6.42       5.23         5.24
Allowance for loan and lease losses to total loans and
   leases                                                        1.36         1.18        1.06       1.12         1.39
Non-performing assets as a percentage of total assets             .63          .75         .57        .50          .96
Interest rate spread                                             3.50         3.63        3.66       3.98         3.66
Net interest margin                                              4.17         4.24        4.32       4.58         4.06
Dividends declared as a percent of net income per share         17.21        15.45       14.12      11.76        10.71

Branch Data
Number of full service branches                                    16           14          11         10           10

*Excluding the 1996 one-time SAIF assessment, return on average assets was .68% and return on average equity was 12.92%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Progress Financial Corporation (the "Company") is a unitary thrift holding company that has six primary subsidiaries: Progress Bank (the "Bank"), Progress Capital, Inc. ("PCI"), KMR Management, Inc. ("KMR"), Progress Development Corp. ("PDC"), Progress Financial Resources, Inc. ("PFR") and Progress Capital Management, Inc. ("PCM"). The Bank's primary operating subsidiaries are Progress Leasing Company ("PLC") and Progress Realty Advisors, Inc. ("PRA").

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior years' data throughout the following discussion and analysis for comparability with 2000 data.

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

Results of Operations

         The Company reported net income of $7.3 million for the year ended December 31, 2000, in comparison with $6.7 million and $5.0 million for the years 1999 and 1998, respectively. The basic net income per common share was $1.26 for 2000, $1.15 for 1999 and $.93 for 1998. Fully diluted net income per common share was $1.22 for 2000, $1.10 for 1999 and $.85 for 1998. Income from continuing operations was $5.7 million for the year ended December 31, 2000, in comparison with $6.0 million and $4.9 million for the years 1999 and 1998, respectively. During the second quarter of 2000, the Company sold the assets of Procall Teleservices, Inc., its teleservices operations, resulting in a gain of $2.5 million pretax, $1.5 million net of tax, or diluted earnings per share of $.25. Return on average shareholders' equity was 15.16% and return on average assets was .88% for the year ended December 31, 2000. For 1999, return on average shareholders' equity was 15.47% and return on average assets was .98%. Return on average shareholders' equity was 13.78% and return on average assets was .89% for 1998.

Net Interest Income

         Net interest income increased to $31.9 million for 2000, in comparison with $26.7 million for 1999. This was primarily due to a $15.0 million increase in the positive variance between average interest-earning assets and average interest-bearing liabilities resulting from higher volumes in commercial business loans, commercial real estate loans, lease financing receivables and investments which were partially offset by increased time deposit volume and short-term borrowings. Despite numerous rate increases by the Federal Reserve, the Company has sufficiently managed its increasing cost of funds by deploying capital into higher yielding investments and variable rate loans. The net interest margin was 4.17% for 2000 compared to 4.24% for 1999; the slight decline was primarily due to higher deposit rates in 2000 partially offset by higher yields on commercial business loans, construction loans and investments in 2000.

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

         The provision for loan and lease losses amounted to $4.4 million in 2000 compared to $3.5 million in 1999. The increase was primarily due to loan growth and to increase the reserve coverage as a result of the current economic climate.

         The provision for loan and lease losses amounted to $3.5 million in 1999 compared to $959,000 in 1998. The increase was due to increases in the loan and lease portfolio and non-performing loans and leases, an additional charge of $1.1 million as a result of a new charge-off policy at PLC, and a charge of $250,000 due to the deterioration of a commercial manufacturing customer's credit.

         The ratio of the allowance for loan and lease losses to total non-performing loans and leases was 183.61%, 103.96% and 121.91% at December 31, 2000, 1999 and 1998, respectively.

         Although management utilizes its best judgment in providing for loan and lease losses, there can be no assurance that the Bank will not have to increase its provision for loan and lease losses in the future as a result of adverse market conditions for real estate in the Bank's primary market area, future increases in non-performing loans and leases, or for other reasons. Any such increase could adversely affect the Bank's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses and the carrying value of its other non-performing assets. Such agencies may require the Bank to recognize additions to its allowance for losses based on their judgements of information available to them at the time of their examination. The Company and the Bank were most recently examined by the Office of Thrift Supervision ("OTS") as of June 30, 2000.

Non-interest Income

         Non-interest income increased to $19.5 million in 2000 compared to $17.6 million in 1999. This increase was primarily due to a $4.9 million increase in financial services fee income and a $1.7 million gain on the sale of the leasing division partially offset by a $5.3 million decrease in equity in unconsolidated entities.

         Private equity fund management fees increased $1.5 million primarily generated by the Company's subsidiary PCM, which manages the mezzanine debt and venture capital funds. Mutual fund, annuity and insurance commissions increased $1.9 million from the Company's subsidiary PFR. Consulting fees of $963,000 were generated during 2000 by the Company's subsidiary KMR, which provides financial and operational management consulting services for commercial clients.

         In December 2000, the Company sold the assets of its Maryland-based leasing division that resulted in the sale of $31.0 million of lease financing receivables and a gain of $1.7 million.

         The losses in unconsolidated entities of $2.8 million in 2000 primarily relate to Ben Franklin and NewSpring of which the Company owns approximately 36% and 20%, respectively, and which are accounted for under the equity method. These losses represent a partial reversal of unrealized gains reported in the third and fourth quarters of 1999.

         The Company recognized $3.5 million of client warrant income during 2000 due to the expiration of restrictions on the sale of warrants to acquire common stock of Internet Capital Group, Inc. ("ICGE"), US Interactive, Inc. and EMAX Solutions Partners, Inc. The Company recognized client warrant income of $1.1 million from the sale of and market value adjustments on shares of ICGE; $2.0 million from market value adjustments on US Interactive warrants and $340,000 was on the sale of EMAX warrants back to SciQuest.com in accordance with the terms of the acquisition of EMAX by SciQuest.com.

         The Company has obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan convenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the public equity markets and restrictions on sales as well as the merger and acquisition environment. Therefore, income from the disposition of client warrants cannot be predicted with any degree of accuracy and is likely to vary materially from period to period. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering its business strategies. Additional information on warrants held by the Company can be found under "Business-- Banking-TechBanc."

         A gain on sale of securities of $603,000 was recorded during 2000 from the sale of 49,412 shares (adjusted for a 2-for-1 split) of common stock of ICGE which the Company acquired through an investment in a convertible note of ICGE made by it venture capital subsidiary.

         Non-interest income increased to $17.6 million in 1999 compared to $7.6 million in 1998. This increase was partially due to an increase in financial services fee income of $4.2 million as the Company earned $2.7 million in mutual fund, annuity and insurance commissions in 1999, private equity fund management fees increased $500,000 and service charges on deposits increased $434,000.

         During 1999, the Company recognized $4.2 million of client warrant income due to the expiration of restrictions on the sale of warrants to acquire common stock of VerticalNet and IQEplc. The Company realized $3.7 million of client warrant income from the sale and market value adjustments on shares of VerticalNet. The Company realized $513,000 of client warrant income on sales of common shares of IQEplc.

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

Non-interest Expense

         Non-interest expense for 2000 amounted to $38.3 million compared to $31.6 million in 1999. Excluding non-recurring expenses of $253,000 during 2000 related to data system conversion costs, a $373,000 write-down of goodwill during 2000 related to the sale of certain offices of PRA known as the AMIC Division, and $1.1 million in 1999 associated with a leasing acquisition and unrelated adjustments, non-interest expense increased $7.1 million. This increase was partially due to a $4.3 million increase in salaries and employee benefits as a result of additional employees to staff new bank branches, the acquisition of KMR, the staffing of PCM, commissions at PFR and from other new positions established within the Company. Occupancy and furniture, fixtures and equipment expenses increased $1.5 million mainly due to a new operations center, bringing data processing in-house and new branch openings. Professional services expense, excluding $31,000 in data system conversion related expenses in 2000, increased $492,000 primarily due to consulting costs associated with the business generated by the Company's subsidiaries PCM and KMR and legal costs associated with aggressive collection efforts on charged-off loans and leases. Real estate owned expenses increased $287,000 primarily due to construction management and legal expenses related to residential real estate development projects, classified as real estate owned. Loan expenses increased $221,000 primarily due to lease financing broker fees. Capital securities expense increased $312,000 due to the issuance of $6.0 million of 11.455% capital securities in July 2000.

         Non-interest expense increased to $31.6 million in 1999 in comparison with $21.8 million for 1998. Excluding non-recurring expenses of $1.1 million in 1999 associated with a leasing acquisition and unrelated adjustments, non-interest expense increased $8.7 million. This increase was partially due to a $5.5 million increase in salaries and employee benefits relating to employees of acquired and newly formed companies and new positions within the Company. Professional services increased by $852,000 mainly due to the outsourcing of the internal audit function, consulting fees for Year 2000 systems testing and increased tax services. Occupancy and furniture, fixtures and equipment expenses increased $805,000 due to new branch openings and recent acquisitions. Other non-interest expense for 1999 included a $313,000 loss on the sale of equipment at PLC from the liquidation of leased property.

Income Tax Expense

         The Company recorded income tax expense from continuing operations of $3.0 million during 2000 compared to $3.1 million in 1999 and $2.8 million in 1998, gross of the tax benefit of $26,000 due to the cumulative effect of accounting change. Income tax expense from the gain on sale of and income from discontinued operations was $1.1 million during 2000. Income tax expense on income from discontinued operations was $442,000 in 1999 and $62,000 in 1998. The changes in income tax expense were primarily due to changes in taxable income.

Liquidity and Funding

         The Company must maintain sufficient liquidity to meet its funding requirements for loan and lease commitments, scheduled debt repayments, operating expenses, and deposit withdrawals. The Bank is the primary source of working capital for the Company. At December 31, 2000, the Bank met all regulatory capital liquidity requirements.

         The Company's need for liquidity is affected by loan demand and net changes in retail deposit levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits, FHLB borrowings and securities sold under agreement to repurchase.

         At December 31, 2000, the total of approved loan commitments amounted to $62.0 million, and the Company had $172.5 million of undisbursed loan funds. At December 31, 2000, total FHLB borrowings that are scheduled to mature during the 12 months ending December 31, 2001 totaled $25.0 million. At December 31, 2000, total securities purchased under agreement to resell which are scheduled to mature during the 12 months ended December 31, 2001, totaled $53.7 million. At December 31, 2000, the amount of time deposits that are scheduled to mature within 12 months totaled $318.7 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Company.

         Deposits are obtained primarily from residents near the Bank's ten full-service offices in Montgomery County, one full-service office in Rosemont, Delaware County, two full-service offices in Chester County, one full-service office in Southampton, Bucks County, and two full-service offices in Philadelphia County. The Bank has drive-up banking facilities at ten of its offices and has installed ATM's at all of its offices and at two additional locations. The Bank offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement accounts.

         As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a savings bank's assets or on the FHLB's assessment of the savings bank's creditworthiness. The FHLB credit policies may change from time to time at its discretion. The Bank's maximum borrowing authority from the FHLB on December 31, 2000 was approximately $184.4 million.

         The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During 2000 and 1999, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. For the year ended December 31, 2000, cash was provided by operating activities. Cash was used in investing activities as purchases of mortgage-backed and investment securities, and net originations of loans exceeded repayments and proceeds from sales, maturities and calls of mortgage-backed and investment securities and proceeds from sales of loans, lease receivables and the Maryland-based leasing division. Cash provided by financing activities during 2000, primarily due to increases in deposits, offset the outflows from investments activities. For the year ended December 31, 1999, cash was provided by operating activities. Cash was used in investing activities primarily due to net origination of loans. Cash provided by financing activities, primarily due to increases in time deposits, offset the outflows from investment activities. For the year ended December 31, 1998, cash was used by operating activities primarily due to the increase in loans held for sale. Cash was used in the Company's investment activities during 1998, as purchases of mortgage-backed and investment securities, and net originations of loans exceeded repayments on mortgage-backed securities, maturities of investments, proceeds from sales of mortgage-backed and investment securities. Funds provided by financing activities in 1998 offset the cash outflows from investment activities as cash was provided by increased levels of deposits and borrowings.

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

         At December 31, 2000, the Bank met all regulatory capital requirements. At December 31, 2000, the Bank's leverage capital ratio was 6.46%, Tier 1 risk-based capital ratio was 9.79%, total risk-based ratio was 11.04% and tangible equity ratio was 6.46%, based on leverage capital of $57.9 million, Tier 1 risk-based capital of $57.9 million, total risk-based capital of $65.3 million, and tangible capital of $57.9 million, respectively. As of December 31, 2000, the Bank is classified as "well capitalized."

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

For the years ended December 31,                   2000                          1999                         1998
-----------------------------------------------------------------------------------------------------------------------------
                                        Average             Yield/  Average             Yield/     Average            Yield/
                                        Balance   Interest   Rate   Balance   Interest   Rate      Balance  Interest   Rate
                                       --------------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits             $21,244   $1,320     6.21%  $16,907    $ 868     5.13%     $ 3,990   $ 158    3.96%
   Trading securities                        264       --       --        86       --       --           --      --      --
   Investment securities(1)               65,529    4,430     6.76    40,195    2,550     6.34       18,030   1,017    5.64
   Mortgage-backed securities (1)        145,056   10,461     7.21   123,786    8,008     6.47      134,528   8,686    6.46
   Commercial business loans             146,332   13,801     9.43   103,934    8,862     8.53       77,268   7,487    9.69
   Commercial real estate loans (5)      170,180   14,980     8.80   146,784   12,652     8.62      123,113  10,868    8.83
   Construction loans                     54,435    5,944    10.92    50,161    5,062    10.09       31,611   3,432   10.86
   Single family residential real estate
     loans(5)                             39,078    2,991     7.65    45,656    3,329     7.29       54,890   4,193    7.64
   Consumer loans                         37,538    3,049     8.12    31,083    2,449     7.88       26,217   2,190    8.35
   Lease financing                        93,615   10,446    11.16    76,861    8,600    11.19       60,446   7,298   12.07
                                         -------   ------    -----   -------   ------    -----      -------  ------   -----
Total interest-earning assets            773,271   67,422     8.72   635,453   52,380     8.24      530,093  45,329    8.55
                                         -------   ------    -----   -------   ------    -----      -------  ------   -----
Non-interest-earning assets:
   Cash                                   16,762                      14,091                         10,093
   Allowance for loan and lease losses    (6,263)                     (4,924)                        (4,339)
   Other assets                           49,535                      36,237                         26,708
                                        --------                    --------                       --------
Total non-interest earning assets         60,034                      45,404                         32,462
                                        --------                    --------                       --------
         Total assets                   $833,305                    $680,857                       $562,555
                                        ========                    ========                       ========
Interest-bearing liabilities:
   Interest-bearing deposits:
   NOW and Super NOW                     $91,975    3,119     3.39   $79,206    2,195     2.77     $ 51,515   1,384    2.69
   Money market accounts                  37,223    1,172     3.15    35,649      993     2.79       33,722     999    2.96
   Passbook and statement savings         29,752      527     1.77    31,763      603     1.90       31,314     725    2.32
   Time deposits                         329,874   19,344     5.86   248,866   12,968     5.21      206,158  11,358    5.51
                                         -------   ------    -----   -------   ------    -----      -------  ------   -----
     Total interest-bearing deposits     488,824   24,162     4.94   395,484   16,759     4.24      322,709  14,466    4.48
   Short-term borrowings                  76,515    4,707     6.15    35,340    2,199     6.22       53,836   3,164    5.88
   Long-term debt                        108,752    6,306     5.80   120,400    6,474     5.38       82,534   4,820    5.84
                                         -------   ------    -----   -------   ------    -----      -------  ------   -----
         Total interest-bearing
           liabilities                   674,091   35,175     5.22   551,224   25,432     4.61      459,079  22,450    4.89
                                         -------   ------    -----   -------   ------    -----      -------  ------   -----
Non-interest-bearing liabilities:
   Non-interest bearing deposits          72,626                      57,514                         41,517
   Other liabilities                      20,652                      14,547                         11,397
                                        --------                    --------                       --------
         Total non-interest bearing
           liabilities                    93,278                      72,061                         52,914
                                        --------                    --------                       --------
         Total liabilities               767,369                     623,285                        511,993
Capital securities                        17,795                      14,441                         14,422
Shareholders' equity                      48,141                      43,131                         36,140
                                        --------                    --------                       --------
         Total liabilities, capital
           securities and
           shareholders' equity         $833,305                    $680,857                       $562,555
                                        ========                    ========                       ========
Net interest income                               $32,247                     $26,948                       $22,879
                                                  =======                     =======                       =======
Interest rate spread (2)                                      3.50%                       3.63%                        3.66%
Effect of net interest-free funding
      sources(3)                                               .67                         .61                          .66
                                                             -----                       -----                        -----
Net interest margin (4)                                       4.17%                       4.24%                        4.32%
                                                             =====                       =====                        =====
Average interest-earning assets to
   average interest-bearing liabilities                     114.71%                     115.28%                      115.47%
                                                            ======                      ======                       ======
(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair values that are reflected as a component of shareholders' equity.
(2) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3) Represents the effect on the net interest margin of the difference between non-interest earnings assets and non-interest-bearing liabilities, capital securities and shareholders' equity.
(4) Represents net interest income divided by average interest-earning assets.
(5) Includes loans held for sale.

Rate/Volume Analysis

         The following table presents the degree to which changes in the Company's tax-equivalent interest income, interest expense and net interest income are attributable to changes in the average amount of interest-earning assets and interest-bearing liabilities outstanding and/or to changes in rates earned or paid thereon. The net change attributable to both volume and rate has been allocated proportionately. Amounts in brackets represent a decrease in interest income or expense.

------------------------------------------------------------------------------------------------------
For the years ended December 31,                2000 vs. 1999                  1999 vs. 1998
------------------------------------------------------------------------------------------------------
                                          Volume     Rate      Total    Volume      Rate      Total
                                         -------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits                 $248      $204      $452   $   650   $     60   $   710
   Trading securities                          --        --        --        --         --        --
   Investment securities                    1,701       179     1,880     1,392        141     1,533
Mortgage-backed securities                  1,473       980     2,453      (690)        12      (678)
Commercial business                         3,925     1,014     4,939     2,354       (979)    1,375
Commercial real estate loans                2,059       269     2,328     2,048       (264)    1,784
Construction loans                            449       433       882     1,888       (258)    1,630
Single family residential real estate
   loans                                     (496)      158      (338)     (680)      (184)     (864)
Consumer loans                                523        77       600       388       (129)      259
Lease financing                             1,869       (23)    1,846     1,866       (564)    1,302
------------------------------------------------------------------------------------------------------
       Interest income                     11,751     3,291    15,042     9,216     (2,165)    7,051
------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Deposits                                 4,356     3,047     7,403     3,111       (818)    2,293
   Short-term borrowings                    2,533       (25)    2,508    (1,140)       175      (965)
   Long-term debt                            (653)      485      (168)    2,062       (408)    1,654
------------------------------------------------------------------------------------------------------
       Interest expense                     6,236     3,507     9,743     4,033     (1,051)    2,982
------------------------------------------------------------------------------------------------------
Net interest income                        $5,515     $(216)   $5,299    $5,183    $(1,114)   $4,069
======================================================================================================

Investment and Mortgage-Backed Securities

         Investment and mortgage-backed securities are comprised of the following at December 31, 2000, 1999 and 1998:

                                                    Held to Maturity         Available for Sale
                                                --------------------------------------------------
                                                 Amortized   Estimated    Amortized  Estimated
December 31, 2000                                  Cost      Fair Value     Cost     Fair Value
--------------------------------------------------------------------------------------------------
FHLB stock                                        $  6,350     $  6,350  $      --  $      --
U.S. agency obligations                             20,755       19,230     16,524     16,687
Bank deposits                                           --           --        447        447
Corporate bonds                                         --           --      1,913      1,570
Municipal bonds                                     14,835       14,645         --         --
Equity investments                                      --           --      5,436      2,994
Mortgage-backed securities                              --           --    183,475    183,468
--------------------------------------------------------------------------------------------------
Total investment and mortgage-backed securities    $41,940      $40,225  $207,795    $205,166
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
==================================================================================================

         The following table sets forth the contractual maturities of the investment and mortgage-backed securities at December 31,
2000 by investment type and the weighted average yield for each range of maturities. The yield on municipal bonds is calculated on a tax-equivalent basis.

                                     US Government     Business                                   Weighted
                                       Agencies      Corporations   Municipalities   Total     Average Yield
--------------------------------------------------------------------------------------------------------------
Available for sale:
Due one year or less                    $    524        $   447       $    --       $    971          5.07%
Due after one year through 5 years         6,138             10            --          6,148          7.15
Due after 5 years through 10 years        10,025             --            --         10,025          7.51
Due after 10 years                            --          1,560            --          1,560          7.94
Mortgage-backed securities               183,468             --            --        183,468          7.14
Equity securities                             --          2,994            --          2,994           .37
--------------------------------------------------------------------------------------------------------------
Total available for sale                $200,155        $ 5,011       $    --       $205,166          7.06%
==============================================================================================================

Held to maturity:
Due after 5 years through 10 years      $     --        $    --       $   788       $    788          6.83%
Due after 10 years                        20,755             --        14,047         34,802          7.46
FHLB stock                                 6,350             --            --          6,350          7.25
--------------------------------------------------------------------------------------------------------------
Total held for sale                     $ 27,105        $    --       $14,835       $ 41,940          7.42%
==============================================================================================================

Loan and Lease Portfolio

         The principal categories in the Company's loan and lease portfolio are commercial business loans; commercial real estate loans, which are secured by multi-family (over five units) residential and commercial real estate; loans for the construction of single-family, multi-family and commercial properties, including land acquisition and development loans; residential real estate loans, which are secured by single-family (one to four units) residences; consumer loans; and lease financing. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

         The Company's net loan and lease portfolio totaled $535.7 million at December 31, 2000 or 58.6% of its total assets, an increase of $38.0 million or 7.6% from the $497.7 million outstanding at December 31, 1999.

The following table depicts the composition of the Company's loan and lease portfolio, net of unearned income, at December 31 for the years indicated:
At December 31,                    2000                 1999                 1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------------
                             Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                             -------------------------------------------------------------------------------------------------------
Commercial business          $175,972    32.40%    119,807    23.79%   $ 92,737    21.87%   $ 69,312    20.14%   $ 30,384    11.24%
Commercial real estate(1)     178,874    32.93     162,588    32.28     134,380    31.69     109,938    31.94      90,350    33.42
Construction                   60,172    11.08      58,813    11.68      44,546    10.51      26,695     7.76      20,692     7.65
Single family residential
 mortgage (2)                  34,676     6.39      40,554     8.05      50,086    11.81      56,565    16.44      64,259    23.77
Consumer loans                 37,242     6.86      34,918     6.93      28,738     6.78                 7.43                 8.80
Lease financing                56,183    10.34      86,985    17.27      73,499    17.34      56,072    16.29      40,867    15.12
                             -------------------------------------------------------------------------------------------------------
  Total loans and leases      543,119   100.00%    503,665   100.00%    423,986   100.00%    344,139   100.00%    270,335   100.00%
                                        =======              =======              =======              =======              =======
Allowance for loan and
  Lease losses                 (7,407)              (5,927)              (4,490)              (3,863)              (3,768)
                             --------             --------             --------             --------             --------
   Net loans and leases      $535,712             $497,738             $419,496             $340,276             $266,567
                             ========             ========             ========             ========             ========

(1) Includes $25.3 million of loans classified as held for sale at December 31, 1998.
(2) Includes $373,000 and $599,000 of loans classified as held for sale at December 31, 1997 and 1996, respectively.

         The following table sets forth the scheduled contractual maturities of the Company's commercial loans at December 31, 2000.
The following table also sets forth the dollar amount of commercial loans scheduled to mature after one year which have fixed or adjustable rates.
             -------------------------------------------------------------------------------------------------
                                                                        Commercial                Commercial
             At December 31, 2000                                        Mortgage    Construction  Business
             -------------------------------------------------------------------------------------------------
             Amounts due:
                One year or less                                         $ 16,369      $37,010     $ 97,243
                After one year through five years                          26,869       23,162       60,533
                Beyond five years                                         135,636           --       18,196
             -------------------------------------------------------------------------------------------------
                  Total                                                  $178,874      $60,172     $175,972
             =================================================================================================
             Interest rate terms on amounts due after one year:
                Fixed                                                    $ 72,726      $   452     $ 41,346
             -------------------------------------------------------------------------------------------------
                Adjustable                                               $ 89,779      $22,710     $ 37,383
             -------------------------------------------------------------------------------------------------

         Scheduled contractual principal repayments do not reflect the actual maturities of commercial loans. The average maturity of commercial loans is less than their average contractual terms because of prepayments and refinancings. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the circumstances, the weighted average yield on loans decreases as higher yielding loans are paid or refinanced at lower rates.

Risk Elements

         The following table details the Company's underperforming assets at December 31 for the years indicated:
------------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                           2000         1999         1998          1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases accounted for on a non-accrual basis                 $  4,034        $5,701       $3,683        $2,179       $1,689
REO, net of related reserves                                             1,750            66           --           380        2,150
------------------------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                                          5,784         5,767        3,683         2,559        3,839
Accruing loans 90 or more days past due                                  4,502         2,336        4,030         2,721        4,077
------------------------------------------------------------------------------------------------------------------------------------
Total underperforming assets                                           $10,286        $8,103       $7,713        $5,280       $7,916
------------------------------------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of total
loans and leases and real estate owned                                   1.08%         1.16%         .88%          .75%        1.43%
------------------------------------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of total assets                     .63%          .75%         .57%          .50%         .96%
------------------------------------------------------------------------------------------------------------------------------------
Underperforming assets as a percentage of total loans and
leases and real estate owned                                             1.91%         1.63%        1.84%         1.55%        2.95%
------------------------------------------------------------------------------------------------------------------------------------
Underperforming assets as a percentage of total assets                   1.13%         1.05%        1.19%         1.04%        1.99%

------------------------------------------------------------------------------------------------------------------------------------

         Gross interest income that would have been recorded during 2000, 1999 and 1998 if the Company's non-accrual loans and leases at the end of such periods had been performing in accordance with their terms during such periods was $351,000, $637,000 and $252,000, respectively. The amount of interest income that was actually recorded during 2000, 1999 and 1998 with respect to such non-accrual loans and leases amounted to approximately $175,000, $426,000 and $112,000, respectively.

         The $4.0 million of non-accrual loans and leases at December 31, 2000 consists of $789,000 of loans secured by single-family residential property, $564,000 of loans secured by commercial property, $1.1 million of commercial business loans, $346,000 of consumer loans and $1.2 million of lease financing.

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

         The increase in other real estate owned since December 31, 1999 was primarily related to residential real estate development projects, acquired by the Company through deeds in lieu of foreclosure as a result of defaulted loans

         The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:
------------------------------------------------------------------------------------------------------------------------------------
At of December 31,                                                           2000                 1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amount    Percent    Amount    Percent     Amount    Percent
                                                                       ------    -------    ------    -------     ------    -------
Delinquencies:
     30 to 59 days                                                     $6,255     1.15%     $7,488     1.49%      $7,305     1.72%
     60 to 89 days                                                      1,480      .27       1,288      .26        3,337      .79
     90 or more days                                                    4,502      .83       2,336      .46        4,030      .95
------------------------------------------------------------------------------------------------------------------------------------
           Total                                                      $12,237     2.25%    $11,112     2.21%     $14,672     3.46%
====================================================================================================================================

Concentrations of Credit Risk

         The Company extends credit through loans and leases in the normal course of business to its customers, a significant number of whom operate or reside within southeastern Pennsylvania and surrounding business areas. The ability of its customers to meet contractual obligations is, to some extent, dependent upon the conditions of this regional economy.

         In addition, certain groups of borrowers share characteristics which, given current economic conditions may affect their ability to meet contractual obligations. These customers and their credit extensions at December 31, 2000, include: retail consumers that account for 13% of all credit extensions; commercial mortgages and construction that account for 36%; residential construction that account for 8%; and commercial business that accounts for 43%.

Summary of Loan and Lease Loss Experience

         The following table details the allocation of the allowance for loan and lease losses to the various categories at the dates indicated. The allocation is not necessarily indicative of the categories in which future losses will occur, and the entire allowance is available to absorb losses in any category of loans or leases.
------------------------------------------------------------------------------------------------------------------------------------
At December 31,              2000                 1999                 1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------------
                               Percent of            Percent of           Percent of           Percent of             Percent of
                                Loans to             Loans to              Loans to             Loans to               Loans to
                       Amount    Total     Amount    Total      Amount      Total      Amount    Total       Amount      Total
                                 Loans                 Loans                Loans                Loans                   Loans
                                  and                   and                  and                  and                     and
                                 Leases                Leases               Leases               Leases                  Leases
------------------------------------------------------------------------------------------------------------------------------------
Commercial business     $2,342    32.40%     $1,256     23.79%     $ 930     21.87%      $749     20.14%     $ 387       11.24%
Commercial real estate   2,332    32.93       1,384     32.28      1,134     31.69      1,120     31.94      1,620       33.42
Construction             1,068    11.08         885     11.68        652     10.51        290      7.76        257        7.65
Single family
  residential mortgage     176     6.39         436      8.05        116     11.81        127     16.44        129       23.77
Consumer                    15     6.86          39      6.93         39      6.78        131      7.43        154        8.80
Lease financing          1,474    10.34       1,927     17.27      1,619     17.34      1,446     16.29      1,221       15.12
------------------------------------------------------------------------------------------------------------------------------------
   Total                $7,407   100.00%     $5,927    100.00%    $4,490    100.00%    $3,863    100.00%    $3,768      100.00%
====================================================================================================================================

         The following table details the Company's allowance for loan and lease losses for the periods indicated:
------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                        2000         1999         1998         1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                                   $541,178     $454,479     $373,545     $306,052      $246,076
------------------------------------------------------------------------------------------------------------------------------------
Balance beginning of period                                              $5,927       $4,490       $3,863       $3,768        $2,310
Charge-offs:
     Commercial business                                                  1,717           --            2          291             7
     Commercial real estate                                                  --           --           --          394            --
     Single family residential mortgage                                      52           79           --            3            25
     Consumer                                                                10            2           72          100            80
     Lease financing                                                      1,839        2,473          681          879           309
------------------------------------------------------------------------------------------------------------------------------------
         Total charge-offs                                                3,618        2,554          755        1,667           421
------------------------------------------------------------------------------------------------------------------------------------
Recoveries:
     Commercial business                                                    121           18          128           20            26
     Commercial real estate                                                   7           --            5           --            30
     Construction                                                            --           --            2           --            --
     Single family residential mortgage                                       2           --            1           --             2
     Consumer                                                                 6           16           12           19            19
     Lease financing                                                        546          409          275          214           171
------------------------------------------------------------------------------------------------------------------------------------
         Total recoveries                                                   682          443          423          253           248
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                           2,936        2,111          332        1,414           173
Provision for loan and lease losses                                       4,416        3,548          959        1,509           781
Allowances assumed through acquisitions (1)                                  --           --           --           --           850
------------------------------------------------------------------------------------------------------------------------------------
     Total additions                                                      4,416        3,548          959        1,509         1,631
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                 $7,407       $5,927       $4,490       $3,863        $3,768
====================================================================================================================================
Ratio  of net  charge-offs  during  the  period  to
  average loans and leases  outstanding  during the period                 .54%         .46%         .09%         .46%          .07%
====================================================================================================================================
Ratio of  allowance  for loan and  lease  losses to
  non-performing loans and leases at end of period                      183.61%      103.96%      121.91%      177.28%       223.09%
====================================================================================================================================
Ratio of  allowance  for loan and  lease  losses to
  under-performing  loans  and  leases  at  end  of period(2)            86.77%       73.75%       58.21%       78.84%        65.35%
====================================================================================================================================
(1)  Allowance assumed through acquisitions represents The Equipment Leasing Company in 1996.
(2)  Includes loans 90 or more days delinquent and still accruing.

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

Deposits

         Certificates of deposit in amounts of $100,000 or more were $125.5 million, $116.9 million and $56.9 million at December 31, 2000, 1999 and 1998, including brokered certificates of deposits of $30.0 million, $25.0 million and $20.0 million, respectively.

          The following table presents the remaining maturity of certificates of deposits of $100,000 or more at December 31, 2000:
     --------------------------------------------------------------------------------------------------------------------------
     Remaining Maturity                                                   > 3 months         > 6 months        > 12 months
     At December 31, 2000                          3 months or less    through 6 months   through 12 months
     --------------------------------------------------------------------------------------------------------------------------
     Certificates of Deposit $100,000 or more           $73,385            $33,026             $14,199             $4,893
     ==========================================================================================================================

Short-Term Borrowings

         The following table presents certain information regarding short-term securities sold under agreement to repurchase:
--------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                        2000               1999               1998
--------------------------------------------------------------------------------------------------------------------------
    Balance outstanding at end of period                               $53,700            $47,145            $40,150
    Weighted average interest rate at end of period                      6.34%              5.51%              5.63%
    Average balance outstanding                                        $66,259            $28,162            $39,461
    Weighted average interest rate during the period                     6.06%              5.72%              5.70%
    Maximum amount outstanding at any month-end during the period      $77,710            $47,145            $60,003

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Asset Liability Management

         The major objectives of the Company's asset and liability management are to manage exposure to changes in the interest rate environment, to ensure adequate liquidity and funding, to preserve and build capital, and to maximize net interest income opportunities. The Company manages these objectives through its Asset Liability and Investment Committee. The Committee meets monthly to develop strategies that affect the future level of net interest income, liquidity and capital. The Committee utilizes cash flow forecasts, considers current economic conditions and the direction of interest rates, and manages the Bank's risk to such changes.

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

         However, shortcomings are inherent in a simplified gap analysis that may result in an institution with a nominally negative gap having interest rate behavior associated with an asset sensitive balance sheet. For example, although certain assets and liabilities may have a similar maturity or periods of repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating gap.

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

         The Company projects net interest income in a rising rate scenario of 200 basis points over a 24-month period as well as a 200 basis point decrease in a declining rate scenario during this same period. The Company then determines its interest rate sensitivity by calculating the difference in net interest income in the rising and declining rate scenarios versus the flat rate scenario. Based on this analysis at December 31, 2000 the Company would experience an approximate 4.9% increase in net interest income over a one year period if rates rise 200 basis points in comparison to a flat rate scenario and an approximate 5.8% decrease in net interest income if rates decline 200 basis points.

         The following table presents the anticipated maturities or repricing of the Company's interest-earning assets and interest- bearing liabilities for various time periods based on the information and the assumptions set forth in the notes below.

                                   Less than three     Three months to      One to five        Five to ten             Over ten
                                       months             one year             years              years                 years
At December 31, 2000            Amount  Yield/Rate   Amount  Yield/Rate  Amount  Yield/Rate  Amount  Yield/Rate   Amount  Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earnings assets (1)
  Interest-earning deposits     $ 59,637    6.40%   $     --      --%   $     --      --%                  --%   $     --      --%
  Investment securities           23,239    5.91      22,933    7.23       9,251    7.27       10,837    7.94          --      --
  Mortgage-backed securities       5,782    7.12      40,537    7.03      69,862    7.17       40,167    7.17      27,127    7.17
  Commercial business            127,746   10.65      10,079    8.87      30,470    8.67        3,997    8.75          41    7.25
  Commercial real estate loans    26,040    9.77      41,646    8.59     101,953    8.39        7,784    7.99          93    8.17
  Construction loans              55,654   11.07       4,216    9.00         494    9.25           --      --          --      --
  Single family residential        4,641    7.89      14,630    8.34      10,979    7.79        3,094    7.69         616    7.80
  Consumer loans                  11,087    9.76       3,818    8.22      15,488    8.17        7,338    8.21       3,131    8.21
  Lease financing                  1,986   11.75       9,923   11.75      41,677   11.75           --      --          --      --
                                ----------------------------------------------------------------------------------------------------
Total interest-earning
  assets                        $315,812    9.37%   $147,782    8.16%   $280,174    8.54%    $ 73,217    7.58%   $ 31,008    7.29%
                                ====================================================================================================
Interest-bearing
  liabilities: (2)
  Money market deposits         $  1,242    3.50%   $  6,190    3.50%   $ 18,577    3.50%    $  7,432    3.50%   $  3,716    3.50%
  NOW and Super NOW                8,484    3.62      17,440    3.62      53,361    3.62       20,924    3.62       3,838    3.62
  Passbook and statement
    savings                          454    1.77       2,280    1.77      15,035    1.77        6,834    1.77       2,734    1.77
  Time deposits                   97,984    6.01     221,674    6.22      40,631    6.01          357    6.39          --      --
  Short-term borrowings           59,960    6.59      19,400    5.98          --      --           --      --          --      --
  Long-term debt                  10,000    6.76      40,000    5.06      62,000    5.95           --      --          --      --
  Subordinate debt                    --      --          --      --       3,000    8.25           --      --          --      --
                                ----------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                   $178,124    6.10%   $306,984    5.82%   $192,604    4.79%    $ 35,547    3.27%   $ 10,288    3.09%
                                ====================================================================================================
Excess (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities                   $137,688           $(159,202)           $ 87,570             $ 37,670            $ 20,720
                                ====================================================================================================
Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities                   $137,688           $ (21,514)           $ 66,056             $103,726            $124,446
                                ====================================================================================================
Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities as a percent
  of total assets                  15.06%              (2.35)%              7.23%               11.35%              13.61%
                                ====================================================================================================

(1) Adjustable and floating-rate items are included in the period in which interest rates are next scheduled to reprice rather than in the period in which they are due, and fixed rate loans are included in period in which they are scheduled to be repaid or are estimated to prepay. Loan balances have been reduced for non-accrual loans, which amounted to $4.0 million at December 31, 2000.
    Interest earning assets do not include loan loss reserves, deferred loan fees, and mark-to market adjustment on available for sale securities.

(2) Money market deposits, savings accounts, and NOW accounts are estimated in terms of repricing and balance sensitivity; the estimates are necessarily subjective due to the indeterminate maturity of the accounts.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition
(Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                                     2000         1999
------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from other financial institutions:
   Non-interest earning                                                                           $ 25,360    $ 15,648
   Interest earning                                                                                 59,637      24,278
Trading securities                                                                                      --       3,267
Investments and mortgage-backed securities:
   Available for sale at fair value (amortized cost: $207,795 in 2000 and $147,529 in 1999)        205,166     149,518
   Held to maturity at amortized cost (fair value: $40,225 in 2000 and $32,914 in 1999)             41,940      34,309
Loans and leases, net (net of reserves: $7,407 in 2000 and $5,927 in 1999)                         535,712     497,738
Investments in unconsolidated entities                                                               9,266      11,427
Premises and equipment, net                                                                         18,343      15,600
Accrued interest receivable                                                                          5,625       4,162
Net deferred income tax assets                                                                       4,446       2,081
Other assets                                                                                         8,754       9,725
Net assets of discontinued operations
                                                                                                  --------    --------
                                                                                                        --       1,188
         Total assets                                                                             $914,249    $768,941
                                                                                                  =========   ========

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
         Non-interest-bearing                                                                     $ 88,356   $  65,305
         Interest-bearing                                                                          529,187     456,134
    Short-term borrowings:
         Securities sold under agreement to repurchase                                              53,700      47,145
         Other short-term borrowings                                                                25,660       3,622
    Long-term debt                                                                                 112,000     109,000
    Subordinated debt                                                                                3,000       3,000
    Payable for securities purchased                                                                10,075       4,892
    Accrued interest payable                                                                         5,819       2,936
    Deferred tax liabilities                                                                         2,229       3,587
    Other liabilities                                                                               13,831      11,060
                                                                                                  --------    --------
         Total liabilities                                                                         843,857     706,681
                                                                                                  --------    --------

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding
solely junior subordinated debentures of the Corporation                                            20,232      14,451

Commitments and contingencies (Note 14) Shareholders' equity:
   Serial preferred stock--$.01 par value; 1,000,000 shares authorized but unissued                     --          --
   Junior participating preferred stock--$.01 par value; 1,010 shares authorized but unissued           --          --
   Common stock--$1 par value; 12,000,000 shares authorized; and 5,814,000 and 5,680,000
     shares issued and outstanding at December 31, 2000 and December 31, 1999, respectively          5,814       5,680
   Treasury stock (125,000 and 152,000 shares at December 31, 2000 and December 31, 1999,
     respectively)                                                                                  (1,245)     (1,963)
   Unearned Employee Stock Ownership Plan shares (0 and 14,000 shares at December 31, 2000 and
     December 31, 1999, respectively)                                                                   --         (64)
   Unearned compensation - restricted stock awards                                                    (858)     (1,051)
   Capital surplus                                                                                  44,400      42,612
   Retained earnings                                                                                 3,848       1,361
   Net accumulated other comprehensive income (loss)                                                (1,799)      1,234
                                                                                                  --------    --------
         Total  shareholders' equity                                                                50,160      47,809
                                                                                                  --------    --------

         Total liabilities, Corporation-obligated mandatorily redeemable capital securities
         and shareholders' equity                                                                 $914,249    $768,941
                                                                                                  ========    ========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                        2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Interest  income:
   Loans and leases                                                                    $51,132        $40,952         $35,468
   Mortgage-backed securities                                                           10,461          8,008           8,686
   Investment securities                                                                 4,115          2,346           1,017
   Other                                                                                 1,320            868             158
                                                                                       -------        -------         -------
       Total interest income                                                            67,028         52,174          45,329
                                                                                       -------        -------         -------
Interest expense:
   Deposits                                                                             24,162         16,759          14,466
   Short-term borrowings                                                                 4,707          2,199           3,164
   Long-term debt                                                                        6,306          6,474           4,820
                                                                                       -------        -------         -------
       Total interest expense                                                           35,175         25,432          22,450
                                                                                       -------        -------         -------
Net interest income                                                                     31,853         26,742          22,879
Provision for loan and lease losses                                                      4,416          3,548             959
                                                                                       -------        -------         -------
Net interest income after provision for loan and lease losses                           27,437         23,194          21,920
                                                                                       -------        -------         -------
Non-interest income:
   Service charges on deposits                                                           2,236          2,097           1,663
   Lease financing fees                                                                  1,433          1,223           1,245
   Mutual fund, annuity and insurance commissions                                        4,605          2,669              --
   Loan brokerage and advisory fees                                                      2,193          2,385           2,108
   Private equity fund management fees                                                   2,235            702             202
   Client warrant income                                                                 3,523          4,188              --
   Equity (loss) in unconsolidated entities                                             (2,791)         2,524             222
   Gain on sale of leasing division                                                      1,686             --              --
   Gain (loss) from sale of securities                                                     533           (347)            533
   Gain (loss) on sale of loan and lease receivables                                       667            (20)            418
   Other                                                                                 3,222          2,166           1,254
                                                                                       -------        -------         -------
       Total non-interest income                                                        19,542         17,587           7,645
                                                                                       -------        -------         -------
Non-interest expense:
   Salaries and employee benefits                                                       20,180         15,850          10,319
   Occupancy                                                                             2,302          1,495           1,168
   Data processing                                                                       1,098          1,171           1,070
   Professional services                                                                 2,466          1,943           1,091
   Furniture, fixtures and equipment                                                     2,147          1,477             999
   Loan and real estate owned expenses, net                                              1,228            720             592
   Capital securities expense                                                            1,907          1,595           1,593
   Other                                                                                 6,978          7,397           5,002
                                                                                       -------        -------         -------
       Total non-interest expense                                                       38,306         31,648          21,834
                                                                                       -------        -------         -------
Income from continuing operations before income taxes and cumulative effect of
   accounting change                                                                     8,673          9,133           7,731
Income tax expense                                                                       3,016          3,101           2,816
                                                                                       -------        -------         -------
Income from continuing operations before cumulative effect of accounting change          5,657          6,032           4,915
Cumulative effect of accounting change (net of tax benefit of $26)                         --             --              (46)
                                                                                       -------        -------         -------
Income from continuing operations                                                        5,657          6,032           4,869
Gain on sale of discontinued operations (net of tax expense of $1,035)                   1,519             --              --
Income from discontinued operations (net of tax expense of $30, $442 and $62)              123            639             111
                                                                                       -------        -------         -------
Net income                                                                             $ 7,299        $ 6,671         $ 4,980
                                                                                       =======        =======         =======

Basic income from continuing operations per common share before cumulative effect
     of accounting change                                                               $  .98         $ 1.04          $  .92
Diluted income from continuing operations per common share before cumulative
     effect of accounting change                                                           .95            .99             .84
Basic net income per common share                                                         1.26           1.15             .93
Diluted net income per common share                                                       1.22           1.10             .85
Dividends per share                                                                        .21            .17             .12
Average common shares outstanding                                                    5,793,607      5,778,014       5,377,636
Diluted average common shares outstanding                                            5,984,594      6,085,859       5,883,867

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Dollars in thousands)
For the years ended December 31, 2000, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Unearned                               Net
                                                              Compensation                       Accumulated                   Total
                                                       Unearned Restricted                             Other  Compre-         Share-
                                       Common  Treasury    ESOP      Stock  Capital   Retained Comprehensive  hensive       holders'
                                        Stock     Stock  Shares     Awards  Surplus   Earnings  Income(Loss)   Income         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998              $4,126     $--   $(164)     $--    $20,950      $(10)     $460                      $25,362
Issuance of common stock in stock
  offering (792,800 common shares)         793      --      --       --     13,468        --        --                       14,261
Issuance of stock under employee
  benefit plans (47,774 common shares;
  10,525 ESOP shares)                       48      --      50       --        334        --        --                          432
Exercise of stock warrants
  (26,250 common shares)                    26      --      --       --        124        --        --                          150
Net income                                  --      --      --       --         --     4,980        --       $4,980           4,980
Other comprehensive loss, net of tax(a)     --      --      --       --         --        --      (955)        (955)           (955)
                                                                                                             ------
Net comprehensive income                                                                                     $4,025
                                                                                                             ======
Purchase of treasury stock
  (231,000 treasury shares)                 --  (3,098)     --       --         --        --        --                       (3,098)
Acquisition of subsidiary
  (54,003 treasury shares)                  --     811      --       --        (61)       --        --                          750
Investment in unconsolidated subsidiary
  (21,153 common shares)                    21      --      --       --        309        --        --                          330
Cash dividend declared                      --      --      --       --         --      (658)       --                         (658)
Distribution of stock dividend
  (249,653 common shares; 300
  treasury shares; 1,644 ESOP shares)      249                       --                                                          --
                                                    --      --               4,462    (4,711)       --
--------------------------------------------------------------------------------------------------------                    -------
Balance at December 31, 1998             5,263  (2,287)   (114)      --     39,586      (399)     (495)                      41,554
Issuance of stock under employee
  benefit plans (21,772 common shares;
  107,709 treasury shares; 10,799           22   1,319      50   (1,066)       134        --        --                          459
  ESOP shares)
Retirement of restricted stock awards
  (1,300 common shares)                     (1)     --      --       15        (14)       --        --                           --
Exercise of stock warrants (125,971
  common  shares; 122,088 treasury         126   1,666      --       --       (442)       --        --                        1,350
  shares)
Early retirement of warrants                --      --      --       --       (331)       --        --                         (331)
Net income                                  --      --      --       --         --     6,671        --       $6,671           6,671
Other comprehensive income, net of tax(a)   --      --      --       --         --        --     1,729        1,729           1,729
                                                                                                            -------
Net comprehensive income                                                                                     $8,400
                                                                                                             ======
Purchase of treasury stock
  (202,500 treasury shares)                 --  (2,661)     --       --         --        --        --                       (2,661)
Cash dividend declared                      --      --      --       --         --      (962)       --                         (962)
Distribution of stock dividend
  (269,997 common shares; 2,250
  treasury shares; 799 ESOP shares)        270      --      --       --      3,679    (3,949)       --                           --
--------------------------------------------------------------------------------------------------------                    -------
Balance at December 31, 1999             5,680  (1,963)    (64)  (1,051)    42,612     1,361     1,234                       47,809
Issuance of stock under employee
  benefit plans (24,239 common shares;
  6,154 treasury shares; 14,011 ESOP        24      80      64      192        325        --        --                          685
  shares)
Retirement of restricted stock awards
  (84 common shares)                        --      --      --        1         (1)       --        --                           --
Net income                                  --      --      --       --         --     7,299        --       $7,299           7,299
Other comprehensive income, net of tax(a)   --      --      --       --         --        --    (3,033)      (3,033)         (3,033)
                                                                                                             ------
Net comprehensive income                                                                                     $4,266
                                                                                                             ======
Purchase of treasury stock
  (205,500 treasury shares)                 --  (2,165)     --       --         --        --        --                       (2,165)
Acquisition of subsidiary
  (60,000 treasury shares)                  --     800      --       --         --        --        --                          800
Cash dividend declared                      --      --      --       --         --    (1,235)       --                       (1,235)
Distribution of stock dividend (109,833
  common shares; 166,596 treasury shares)  110   2,003      --       --      1,464    (3,577)       --                           --
---------------------------------------------------------------------------------------------------------                    -------
Balance at December 31, 2000            $5,814 $(1,245)   $ --   $ (858)   $44,400    $3,848   $(1,799)                      $50,160
=========================================================================================================                    =======
(a)Calculation of other comprehensive income (loss) net of tax:               2000      1999      1998
---------------------------------------------------------------------------------------------------------
 Unrealized holding gains (losses) arising during the period,  net of tax  $(2,681)   $1,500     $(603)
 Less: Reclassification adjustment for gains (losses) included in net
  income, net of tax                                                           352      (229)      352
                                                                            -------   ------     -----
 Other comprehensive income (loss),  net of tax                            $(3,033)   $1,729     $(955)
                                                                            =======   ======     =====
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
For  the years ended December 31,                                                      2000            1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income from continuing operations                                               $   5,657       $   6,032        $   4,869
   Add (deduct) items not affecting cash flows from continuing operations:
     Depreciation and amortization                                                     3,159           1,393            1,406
     Provision for loan and lease losses                                               4,416           3,548              959
     Deferred income tax expense                                                      (2,160)            893               13
     Gain on sale of leasing division                                                 (1,686)             --               --
     Gain from sale of loans held for sale                                                --             (14)              --
     (Gain) loss from sales of loans and leases                                         (667)             34             (418)
     (Gain) loss from sales of securities available for sale                            (533)            347             (533)
     Realized loss on transfer of mortgage-backed securities                              --              --               72
     (Gain) loss on sale of ORE properties                                                 9              --             (203)
     Amortization of deferred loan fees                                               (2,572)         (2,747)          (1,657)
     Amortization of premiums/accretion of discounts on securities                       216             903            1,076
     Client warrant income                                                            (3,523)         (4,188)              --
     (Equity) loss in unconsolidated entities                                          2,791          (2,524)            (222)
     Other, net                                                                          288             351              170
   Originations and purchases of loans held for sale                                      --         (11,365)         (25,250)
   Proceeds from sales of loans held for sale                                             --           9,476               --
   Repayments on loans held for sale                                                      --           4,766               --
   Net proceeds from sales of trading securities                                         996              --               --
   Increase in accrued interest receivable                                            (1,463)           (917)            (517)
   Decrease in other assets                                                            1,351             357           22,054
   Increase (decrease) in other liabilities                                           11,820             756          (28,075)
   Increase in accrued interest payable                                                2,883             676              634
                                                                                   ---------       ---------        ---------
     Net cash flows provided by (used in) continuing operations                       20,982           7,777          (25,622)
     Net cash flows provided by (used in) discontinued operations                     (1,917)              6               72
                                                                                   ---------       ---------        ---------

         Net cash flows provided by (used in) operating activities                    19,065           7,783          (25,550)
Cash flows from investing activities:
  Capital expenditures                                                                (5,012)         (6,187)          (2,401)
  Purchases of investments and mortgage-backed securities available for sale         (84,200)        (40,273)        (168,637)
  Purchases of investment and mortgage-backed securities held to maturity             (7,599)        (12,428)          (8,350)
  Repayments on investment and mortgage-backed securities available for sale          17,127          32,902           28,440
  Repayments on investment and mortgage-backed securities held to maturity                --              --            8,788
  Proceeds from sales, maturity and calls of investment and mortgage-backed
     securities available for sale                                                    10,323          17,132           65,241
  Proceeds from sale of leasing division                                              32,460              --               --
  Investment in real estate owned                                                     (4,314)             --               --
  Proceeds from sales of real estate owned                                             8,226              --              583
  Proceeds from sales of loan and lease receivables                                   23,419             875           28,343
  Proceeds from sale of discontinued teleservices operations                           4,944              --               --
  Purchases of loans and lease receivables                                                --          (4,180)         (10,079)
  Net increase in total loans and leases                                             (99,318)        (78,701)         (67,765)
  Net investments in unconsolidated entities                                            (268)         (3,365)          (5,144)
  Other, net                                                                            (375)           (625)              41
                                                                                   ---------       ---------        ---------
         Net cash flows used in investing activities                                (104,587)        (94,850)        (130,940)
                                                                                   ---------       ---------        ---------
Cash flows from financing activities:
  Net increase in demand, NOW and savings deposits                                    44,974          11,038           49,796
  Net increase in time deposits                                                       51,130         102,795           14,044
  Decrease in short-term borrowings                                                     (407)        (14,205)          (6,927)
  Proceeds from issuance of long-term debt                                            47,000           9,000           90,000
  Repayment on calls of long-term debt                                               (15,000)             --               --
  Dividends paid                                                                      (1,235)           (962)            (656)
  Proceeds from stock offerings and exercise of warrants                                  --           1,350           14,411
  Retirement of warrants                                                                  --            (331)              --
  Proceeds from issuance of stock under employee benefit plans                           296             282              221
  Purchase of treasury stock                                                          (2,165)         (2,661)          (3,098)
  Proceeds from issuance of capital securities
                                                                                       6,000              --               --
                                                                                   ---------       ---------        ---------
         Net cash flows provided by financing activities                             130,593         106,306          157,791
                                                                                   ---------       ---------        ---------

Net increase in cash and cash equivalents                                             45,071          19,239            1,301
Cash and cash equivalents:
   Beginning of year                                                                  39,926          20,687           19,386
                                                                                   ---------       ---------        ---------
   End of year                                                                     $  84,997       $  39,926        $  20,687
                                                                                   =========       =========        =========

Consolidated Statements of Cash Flows - continued
(Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                      2000            1999            1998
-----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
   Net conversion of loans receivable to real estate owned                        $    5,696      $       66       $       --
   Transfer of loans held for sale to portfolio                                           --          22,305               --
   Transfer of investment securities available for sale to held to maturity               --           9,464               --
   Transfer of mortgage-backed securities held to maturity to available for sale          --              --           40,147
   Exercise of client warrants                                                         1,986           3,256               --
   Treasury shares issued in purchase of subsidiary                                      800              --               --

Cash payments for:
      Income taxes for continuing operations                                      $    1,998      $    3,257        $   3,965
      Income taxes for discontinued operations                                           759             466                8
      Interest                                                                        32,292          24,756           21,816


See Notes to Consolidated Financial Statements.


(1)      Summary of Significant Accounting Policies

         Progress Financial Corporation and its subsidiaries (the "Company") follow accounting principles and reporting practices that are in accordance with generally accepted accounting principles in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the period. Actual results could differ from such estimates.

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

         The more significant accounting policies are summarized below. Certain prior period amounts have been reclassified when necessary to conform to current year classifications. Tabular information is presented in thousands of dollars.

Basis of Presentation

         The consolidated financial statements include the accounts of Progress Financial Corporation and its subsidiaries; Progress Bank (the "Bank"), Progress Capital Inc. ("PCI"), Progress Development Corp. ("PDC"), Progress Financial Resources, Inc. ("PFR"), Progress Capital Management, Inc. ("PCM") and KMR Management, Inc. ("KMR"). The Bank's primary operating subsidiaries are Progress Leasing Company ("PLC") and Progress Realty Advisors, Inc. ("PRA"). All significant intercompany transactions and balances have been eliminated.

         Significant estimates are made by management in determining the allowance for loan and lease losses and carrying values of real estate owned. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. Since the allowance for loan and lease losses and carrying value of real estate assets is dependent, to a great extent, on general and other conditions that may be beyond the Company's control, it is at least reasonably possible that the Company's estimates of the allowance for loan and lease losses and the carrying values of the real estate assets could differ materially in the near term.

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

Trading, Investment and Mortgage-Backed Securities

         The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires debt and equity securities to be classified and accounted for as follows: debt securities which the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and are reported at amortized cost adjusted for amortization of premiums and accretion of discounts, both computed on the interest method; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and are reported at fair value with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading securities are classified as "securities available for sale" and are reported at fair value with unrealized gains and losses excluded from earnings, but reported as a separate component of shareholders' equity, net of deferred income taxes.

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

Real Estate Owned

         Real estate acquired in partial or full satisfaction of loans is classified as real estate owned ("REO"). Prior to transferring a real estate loan to REO, it is written down to the lower of cost or estimated fair value less estimated selling costs (net realizable value) through a charge to the allowance for loan and lease losses. Subsequently, valuations are periodically performed by management, and any decline in net realizable value is charged to operations. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are only capitalized when carrying value does not exceed net realizable value. If a sale of real estate owned results in a gain or loss, the gain or loss is charged to operations as incurred.

Investments in Unconsolidated Entities

         Investments in unconsolidated entities consist of partnerships, corporate joint ventures and other investments in which the Company owns 50% or less of the common stock. Investments in unconsolidated entities that the Company has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All others are accounted for under the cost method.

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

Allowance for Loan and Lease Losses

         An allowance for loan and lease losses is maintained at a level that management considers adequate to provide for potential losses in the loan and lease portfolio. Management's periodic evaluation of the adequacy of the allowance is based upon examination of the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses includes reserves for impaired loans. All non-accrual loans are considered impaired loans. The measurement of impaired loans may be based on the present value of expected future cash flows discounted at the historical effective rate or based on the fair value of the underlying collateral. Impairment criteria are applied to the loan portfolio exclusive of smaller balance homogeneous loans such as residential mortgages and consumer loans, which are evaluated collectively for impairment.

Treasury Stock

         The Company accounts for treasury stock purchases at cost. Shares are reissued on a FIFO (first-in-first-out) basis.

Earnings Per Share

         The Company presents "Earnings Per Share" on a basic per-share amount for income from continuing operations and on a diluted basis. The per share results of operations were computed by dividing net income by the weighted average number of shares outstanding during the period. Shares outstanding do not include treasury shares and Employee Stock Ownership Plan ("ESOP") shares that were purchased and unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers Accounting for Employees Stock Ownership Plans." Prior period amounts have been restated to reflect stock dividends distributed during 2000, 1999 and 1998.

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

         Under SFAS 133 client warrants are considered derivatives and should be marked to market through earnings if readily convertible to cash. At December 31, 2000, the Company owned warrants on common stock in approximately 43 companies which were not readily convertible to cash as they contained certain conditions which precluded their convertibility; and hence, have not been included in assets. If, in the future, those conditions were to be satisfied and the underlying common stock were to become marketable, the warrants would be recorded at fair value as an adjustment to current earnings.


(2)      Acquisitions

         The following acquisitions were accounted for as purchases. Goodwill on these transactions has been recorded in other assets and will be amortized on the straight-line basis.
                                            Date           Purchase                                          Amortization
                                          Completed         Price          Shares Issued      Goodwill          Period
--------------------------------------------------------------------------------------------------------------------------
KMR Management, Inc.                      01/03/00         $1,050        60,000 Treasury       $1,063           10 Years
Primary Capital Corp.                     11/20/98           $750        54,003 Treasury         $823           15 Years

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

         On January 3, 2000, the Company acquired KMR Management, Inc. ("KMR"), a Pennsylvania based corporation. The acquisition was accounted for under the purchase method of accounting and generated goodwill amounting to $1.1 million.


(3)      Discontinued Operations

         During the second quarter of 2000, the Company decided to sell its teleservicing assets to move toward focusing on its core financial services competencies. Prior period presentation has been restated to reflect the requirement of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," so that discontinued operations of Procall Teleservices, Inc. are separated from the continued operations of the Company as a whole.

         On May 19, 2000, the Company sold the assets of Procall Teleservices, Inc., its business-to-business teleservices subsidiary. The Company recognized a gain on this sale of $2.5 million pretax ($1.5 million net of tax of $1.0 million) or diluted earnings per share of $.25.

         Net assets of discontinued operations at December 31, 1999 we as follows:
         Premises and equipment, net                  $   843
         Accounts receivable                              345
                                                      -------
         Net assets of discontinued operations         $1,188
                                                      =======

         Condensed results of discontinued operations for the twelve months ended 2000, 1999 and 1998 are as follows:
         For the years ended December 31,              2000    1999    1998
        ----------------------------------------------------------------------
         Non-interest income                          $1,558   $3,406   $1,015
         Non-interest expense                          1,405    2,325      842
                                                     -------  -------   ------
         Income (loss) before income tax                 153    1,081      173
         Income tax expense (benefit)                     30      442       62
                                                     -------  -------   ------
         Net income (loss)                            $  123   $  639    $ 111
                                                     =======  =======   ======

                                       32

(4)      Cash and Due from Other Financial Institutions

         Progress Bank is required by the Federal Reserve Board to maintain reserves based principally on deposits outstanding and are included in cash and due from other financial institutions. At December 31, 2000 and 1999, required reserves were $230,000 and $3.9 million, respectively.


(5)      Trading Securities

         Trading securities at December 31, 1999 were equity securities acquired through the exercise of client warrants. The change in net unrealized holding gains on trading securities that has been included in client warrant income was $2.7 million during 1999. The Company sold its trading securities during 2000 and realized an additional gain of $16,000 that has been included in client warrant income in 2000.


(6)      Investment and Mortgage-Backed Securities

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

                                                           Gross         Gross       Estimated
                                            Amortized   Unrealized    Unrealized        Fair        Carrying
       At December 31, 2000                   Cost         Gains        Losses         Value          Value
       ------------------------------------------------------------------------------------------------------
       Available for Sale:
       ------------------------------------------------------------------------------------------------------
         Equity Investments                $   5,436    $      4       $2,446          $  2,994      $  2,994
         U.S. Government Agencies             16,524         163           --            16,687        16,687
         Bank deposits                           447          --           --               447           447
         Corporate bonds                       1,913          --          343             1,570         1,570
         Mortgage-backed securities          183,475       1,561        1,568           183,468       183,468
       ------------------------------------------------------------------------------------------------------
       Total available for sale securities  $207,795      $1,728       $4,357          $205,166      $205,166
       ======================================================================================================
       Held to Maturity:
       ------------------------------------------------------------------------------------------------------
         Federal Home Loan Bank Stock       $  6,350     $    --      $    --         $   6,350    $    6,350
         U.S. Government Agencies             20,755         360        1,885            19,230        20,755
         Municipal bonds                      14,835         202          392            14,645        14,835
       ------------------------------------------------------------------------------------------------------
       Total held to maturity securities    $ 41,940     $   562       $2,277          $ 40,225     $  41,940
       ======================================================================================================

                                                           Gross         Gross       Estimated
                                            Amortized   Unrealized    Unrealized        Fair        Carrying
       At December 31, 1999                   Cost         Gains        Losses         Value          Value
       ------------------------------------------------------------------------------------------------------
       Available for Sale:
       ------------------------------------------------------------------------------------------------------
         Equity Investments                $   4,564      $7,598      $    --         $  12,162     $  12,162
         U.S. Government Agencies             17,107          --          330            16,777        16,777
         Corporate bonds                       1,900          --          207             1,693         1,693
         Mortgage-backed securities          123,958           2        5,074           118,886       118,886
       ------------------------------------------------------------------------------------------------------
       Total available for sale securities  $147,529      $7,600       $5,611          $149,518      $149,518
       ======================================================================================================

       Held to Maturity:
       ------------------------------------------------------------------------------------------------------

         Federal Home Loan Bank Stock      $   4,923     $    --      $    --         $   4,923    $    4,923
         U.S. Government Agencies             14,581          30          356            14,255        14,581
         Municipals bonds                     14,805           1        1,070            13,736        14,805
       ------------------------------------------------------------------------------------------------------

       Total held to maturity securities    $ 34,309    $     31       $1,426          $ 32,914     $  34,309
       ======================================================================================================

         Investment and mortgage-backed securities pledged as collateral for FHLB borrowings amounted to $79.3 million and $30.1 million at December 31, 2000 and 1999, respectively. Investment securities pledged to the Federal Reserve Bank for Small Business Administration loans amounted to $1.0 million and $970,000 at December 31, 2000 and 1999, respectively. Investment and mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $70.8 million and $85.3 million at December 31, 2000 and 1999, respectively. Investment and mortgage-backed securities pledged as collateral for public funds amounted to $10.8 million and $14.1 million at December 31, 2000 and 1999, respectively. Investment and mortgage-backed securities pledged to the Federal Reserve Bank to secure borrowings and Treasury, Tax and Loan balances amounted to $1.7 million and $2.7 million at December 31, 2000 and 1999, respectively.

         The amortized cost and estimated fair value of the Company's debt securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to the right to call or prepay such obligations with or without prepayment penalties. Mortgage-backed securities mature over the life of the security through regular principal payments and are subject to prepayment risk.

                                                                     Amortized       Estimated Fair
         At December 31, 2000                                          Cost              Value
         --------------------------------------------------------------------------------------------
         Available for Sale:
            Due one year or less                                    $    971            $    971
            Due after one year through five years                      6,010               6,148
            Due five years through ten years                          10,000              10,025
            Due after ten years                                        1,903               1,560
            Mortgage-backed securities                               183,475             183,468
         --------------------------------------------------------------------------------------------
                   Total debt securities available for sale         $202,359            $202,172
         ============================================================================================

         Held to Maturity:
           Due five years through ten years                         $    789            $    781
           Due after ten years                                        34,801              33,094
         --------------------------------------------------------------------------------------------
                   Total debt securities held to maturity           $ 35,590            $ 33,875
         ============================================================================================



         Proceeds from sales of investment and mortgage-backed securities available for sale were $4.9 million, $15.9 million and $63.2 million in 2000, 1999 and 1998, respectively. Proceeds from maturities and calls of investment and mortgage-backed securities available for sale were $5.4 million, $1.2 million and $2.0 million in 2000, 1999 and 1998, respectively.

         Total realized gains in 2000, 1999 and 1998 on the sale of investment and mortgage-backed securities classified as available for sale were $1.9 million, $439,000 and $824,000, respectively. Total realized losses in 2000, 1999 and 1998 on the sale of investment and mortgage-backed securities classified as available for sale were $287,000, $446,000 and $291,000, respectively. Net realized gains included above on the sale of equity securities available for sale acquired through the exercise of client warrants of $1.1 million and $349,000 was recorded in client warrant income during 2000 and 1999, respectively. Additionally, realized gains on calls of mortgage-backed securities in 1999 were $8,000.

         During 1999, the Company transferred $9.7 million in investments securities from the available for sale to the held to maturity category. The investments were transferred at fair value. Unrealized losses, net of tax, on the date of transfer amounted to $89,000. The remaining unrealized losses, net of tax, were $64,000 and $79,000 at December 31, 2000 and 1999, respectively, and are reported in net accumulated other comprehensive income.

         During 1998, the Company implemented SFAS 133, resulting in the transfer of $40.1 million, gross of unrealized losses of $276,000, and net of realized losses of $72,000, of mortgage-backed securities previously held to maturity to the available for sale portfolio.

(7)      Loans and Leases, Net

         The components of loans and leases at December 31, 2000 and 1999 are detailed below:

          At December 31,                                                                      2000          1999
         -----------------------------------------------------------------------------------------------------------
          Commercial business                                                              $175,972     $119,807
          Commercial real estate                                                            178,874      162,588
          Construction (net of loans in process of  $56,270 and $51,975, respectively)       60,172       58,813
          Single-family residential real estate                                              34,676       40,554
          Consumer loans                                                                     37,242       34,918
          Lease financing                                                                    66,166      103,536
          Unearned income                                                                    (9,983)     (16,551)
          Allowance for loan and lease losses                                                (7,407)      (5,927)
         ---------------------------------------------------------------------------------------------------------
          Total loans and leases, net                                                      $535,712     $497,738
         =========================================================================================================

         For the years ended December 31, 2000 and 1999, the average recorded investment in impaired loans was approximately $4.3 million and $4.5 million, respectively. At December 31, 2000 and 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 "Accounting by Creditors for Impairment of a Loan" totaled $4.0 million and $5.7 million, respectively.

         The Company is a lessor of equipment and machinery under agreements expiring at various dates through the Year 2006. At
December 31, 2000, the components of lease financing are as follows:
             2001                                                      $27,042
             2002                                                       20,876
             2003                                                       11,586
             2004                                                        5,212
             2005                                                        1,433
             2006                                                           17
             -------------------------------------------------------------------
             Total future minimum lease payments receivable
                 including estimated residual value of $2,551           66,166
             Unearned income                                            (9,983)
             -------------------------------------------------------------------
             Total lease financing receivables                         $56,183
             ===================================================================

         During 2000, the Company sold its Maryland-based leasing division that resulted in the sale of $31.0 million in lease financing receivables.

         At December 31, 2000, 1999, and 1998, the Company was servicing loans, including participations sold, in the amounts of $219.5 million, $240.4 million and $179.6 million, respectively, for the benefit of others.

         Loans and lease receivables from executive officers and directors, including loans and leases to related persons and entities, and affiliates consisted of the following activity:
         For the years ended December 31,                  2000              1999             1998
         ---------------------------------------------------------------------------------------------
         Balances at beginning of year                   $6,225            $3,327        $     659
          Additional loans and leases granted             5,950             5,535            3,034
          Repayments                                     (7,822)           (2,637)            (366)
         ---------------------------------------------------------------------------------------------
         Balances at end of year                         $4,353            $6,225         $  3,327
         =============================================================================================

         The following is a summary of the activity in the allowance for loan and lease losses:
         For the years ended December 31,                      2000              1999              1998
         ----------------------------------------------------------------------------------------------------
         Balance at beginning of year                         $5,927             $4,490          $3,863
         Provisions for loan and lease losses,                 4,416              3,548             959
         Losses charged against the allowance                 (3,618)            (2,554)           (755)
         Recoveries on charge-off loans                          682                443             423
         ----------------------------------------------------------------------------------------------------
         Balance at end of year                               $7,407             $5,927          $4,490
         ====================================================================================================

(8)      Investments in Unconsolidated Entities

         Investments in Unconsolidated Entities at December 31, 2000 and 1999 are detailed below:
         At December 31,                                                        2000         1999
         ------------------------------------------------------------------------------------------
         Investment in Ben Franklin/Progress Capital Fund, L.P. (A)           $2,202      $  4,771
         Other investments in unconsolidated entities (B)                      7,064         6,656
         -------------------------------------------------------------------------------------------
         Total                                                                $9,266       $11,427
         ===========================================================================================

        (A)   The Company owns approximately 36% of the Ben Franklin/Progress Capital Fund, L.P. ("Ben Franklin"), which was formed on December 30, 1997, and accounts for its investment under the equity method. Financial statements for Ben Franklin are filed herewith as Exhibit 99. Condensed financial data of Ben Franklin follows:

              For the years ended December 31,                                2000           1999           1998
              --------------------------------------------------------------------------------------------------
              Summary of Operations
              --------------------------------------------------------
              Revenues                                                     $   517         $  357           $235
              Expenses                                                         308            294            298
              Net increase (decrease) in investment valuation               (5,059)         6,725             --
              --------------------------------------------------------------------------------------------------
                 Net increase (decrease) in partners' capital
                     resulting from operations                             $(4,850)        $6,788           $(63)
              ==================================================================================================
                The Company's equity (loss) in Ben Franklin                $(2,024)        $2,822           $(17)
              ==================================================================================================
              At December 31,                                                 2000           1999
              ------------------------------------------------------------------------------------
              Balance Sheet Data
              --------------------------------------------------------
              Assets:
                Venture capital investments, at fair value                  $4,135       $  9,830
                Cash and temporary investments                               1,503          2,258
                Other assets                                                   181            100
              ------------------------------------------------------------------------------------
                     Total assets                                           $5,819        $12,188
              ====================================================================================
              Liabilities and Partners' Capital:
                Liabilities                                               $     17     $       36
                Partners' capital                                            5,802         12,152
              ------------------------------------------------------------------------------------
                     Total liabilities and partners' capital                $5,819        $12,188
              ====================================================================================
        (B)    Includes a $4.0 million investment at December 31, 2000 and 1999, in New Seasons Assisted Living Communities Series
               "C" preferred stock, accounted for under the cost method; a $2.2 million and a $2.1 million investment at December
              31, 2000 and 1999, respectively, in Progress Development I L.P., owned 50% by the Company and accounted for under the equity method; and a $804,000 and $871,000 investment at December 31, 2000 and 1999, respectively, in NewSpring
              Venture Fund, L.P., accounted for under the equity method.

(9)      Premises and Equipment

         Land, office buildings and equipment, at cost, are summarized by major classification:
         ----------------------------------------------------------------------------------------------------
         At December 31,                                             Estimated Life         2000       1999
         ----------------------------------------------------------------------------------------------------
         Premises and Equipment Occupied by Company:
           Land                                                                            $3,014    $  2,931
           Buildings and leasehold improvements                  (40 years or lease term)   8,930       7,364
           Furniture, fixtures and equipment                     (3-5 years)               12,888      11,839
         ----------------------------------------------------------------------------------------------------
                                                                                           24,832      22,134
           Accumulated depreciation                                                       (10,238)     (8,591)
         ----------------------------------------------------------------------------------------------------
              Total premises and equipment occupied by Company                             14,594      13,543
         ----------------------------------------------------------------------------------------------------
         Property Held for Lease:
           Buildings and leasehold improvements                  (40 years or lease term)   4,132       2,205
           Accumulated depreciation                                                          (383)       (148)
         ----------------------------------------------------------------------------------------------------
              Total property held for lease                                                 3,749       2,057
         ----------------------------------------------------------------------------------------------------
         Total Premises and Equipment, Net                                                $18,343     $15,600
         ====================================================================================================

         Depreciation expense for the years ended December 31, 2000, 1999 and 1998, was $2.2 million, $1.4 million and $1.0 million, respectively.

         At December 31, 2000, the Company leased a number of its office facilities. The leases provide a schedule of minimum rent for each lease year or provide for a minimum rental for each lease year as a stated percentage increase or based upon the consumer price index increase. Generally, the leases provide for the option to renew with specified terms. At December 31, 2000, minimum future non-cancelable rental payments under operating leases are as follows:

             -------------------------------------------------------------------
             Premises and Equipment Occupied by Company:
             -------------------------------------------------------------------
             2001                                                       $1,486
             2002                                                        1,500
             2003                                                        1,520
             2004                                                        1,372
             2005                                                        1,324
             -------------------------------------------------------------------
             Total                                                      $7,202
             ===================================================================

         Rental expense for the years ended December 31, 2000, 1999, and 1998 was $1.7 million, $1.2 million and $914,000, respectively.

         The Company was the lessor of office space on two of its properties. The leases provide a schedule of minimum rent for each lease year and several leases provide for the option to renew with specified terms. At December 31, 2000, minimum future non-cancelable rental payments to be received under operating leases are as follows:

             -------------------------------------------------------------------
             Property Held for Lease:
             -------------------------------------------------------------------
             2001                                                       $  590
             2002                                                          485
             2003                                                          204
             -------------------------------------------------------------------
             Total                                                      $1,279
             ===================================================================

(10)     Other Assets

         The following items are included in other assets:
             At December 31,                           2000           1999
             ------------------------------------------------------------------
             Servicing rights                         $  170         $  157
             Accounts receivable                       2,076          2,521
             Goodwill                                  3,042          4,914
             Other real estate owned                   1,750             66
             Other assets                              1,716          2,067
             ------------------------------------------------------------------
             Total                                    $8,754         $9,725
             ==================================================================

         Servicing rights include $36,000 and $68,000 of purchased mortgage servicing rights at December 31, 2000 and 1999, respectively; $76,000 and $89,000 of originated mortgage servicing rights at December 31, 2000 and 1999, respectively; and $58,000 of SBA Loan servicing rights at December 31, 2000. Servicing rights have been capitalized in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At December 31, 2000, 1999 and 1998, the Company was servicing loans, including participations sold, in the amounts of $ 219.5 million, $240.4 million and $179.6 million, respectively, for the benefit of others.


(11)     Other Long-Term Debt

         Other long-term debt at December 31, 2000 and 1999 consist of the following:
         ------------------------------------------------------------------------------
         At December 31,                                         2000        1999
         ------------------------------------------------------------------------------
         FHLB borrowings                                       $102,000    $  85,000
         Securities sold under agreement to repurchase           10,000       24,000
         ------------------------------------------------------------------------------
         Total                                                 $112,000     $109,000
         ==============================================================================

         At December 31, 2000 there were $10.0 million in variable rate FHLB long-term borrowings at three-month LIBOR plus 8 basis points. At December 31, 2000 the Company had $92.0 million of FHLB long-term borrowings that contained a provision whereby, at the option of the FHLB, the borrowing may be converted to a LIBOR adjustable rate advance for the remaining term of the advance. However, the Company may choose not to accept the adjustable rate advance and would have the option, at that time, to put the borrowing back to the FHLB without penalty. At December 31, 2000, FHLB borrowings were secured by approximately $212.2 million in certain investment and mortgage-backed securities and $52.1 million in certain mortgage loans. At December 31, 2000 aggregate maturities of the FHLB borrowings were: $10.0 million in 2002; $30.0 million in 2003; $26.0 million in 2005; $15.0 million in 2008; and $21.0 million in 2010. Of these borrowings $92.0 million are callable at dates ranging from 2001 through 2005.

         At December 31, 2000 there were $10.0 million in 5.61% fixed rate securities purchased under agreement to resell scheduled to mature in 2003.

          During 2000, $15.0 million in FHLB borrowings and $14.0 million in securities sold under agreement to repurchase were reclassified to short-term borrowings as their maturity become less than one year.


(12)     Subordinated Debt

         The subordinated debt consists of 12 units of $250,000 notes payable June 30, 2004. The notes are redeemable at the Company's option at a price of 105% of par after July 1, 1996, declining annually thereafter to par on and after July 1, 2003. Interest is paid quarterly. The terms of the notes limit the Company's aggregate amount of long-term senior indebtedness to an amount equal to or less than the Company's net worth. At December 31, 2000, the Company's net worth was $47.2 million greater than its aggregate long-term senior indebtedness.


(13)     Income Taxes

         Income tax expense, including tax expense on the gain on sale of discontinued operation of $1.0 million in 2000, tax expense on discontinued operations of $30,000, $442,000 and $62,000 in 2000, 1999 and 1998,
respectively, and the tax benefit of $26,000 on the cumulative effect of accounting change in 1998, consisted of the following:

         -------------------------------------------------------------------------------------
         For the years ended December 31,                 2000         1999          1998
         -------------------------------------------------------------------------------------
         Current:
           Federal                                       $1,508       $2,664        $2,752
           State                                            413          (14)           87
         Deferred:
           Federal                                        2,104          888           (71)
           State                                             56            5            84
         -------------------------------------------------------------------------------------
           Total income tax expense                      $4,081       $3,543        $2,852
         =====================================================================================

         The provision for income taxes differs from the statutory rate due to the following:
         -------------------------------------------------------------------------------------
         For the years ended December 31,                 2000         1999          1998
         -------------------------------------------------------------------------------------
         Tax at statutory rate                           $3,869       $3,473        $2,663
         State tax, net of Federal effect                   310           (6)          113
         Interest on non-taxable loans and securities      (260)        (140)          (10)
         Other                                              162          216            86
         -------------------------------------------------------------------------------------
         Total income tax expense                        $4,081       $3,543        $2,852
         =====================================================================================

         Deferred income taxes reflect the impact of differences between the financial statement and tax basis of assets and liabilities and available tax carryforwards. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

         --------------------------------------------------------------------------------------
         At December 31,                                                  2000        1999
         --------------------------------------------------------------------------------------
         Deferred tax assets:
           Unrealized loss on securities available for sale              $  927     $    --
           Provision for loan and lease losses                            2,490       1,927
           Goodwill                                                         876          62
           Other                                                            153          92
         --------------------------------------------------------------------------------------
           Total deferred tax assets                                      4,446       2,081
         --------------------------------------------------------------------------------------

         Deferred tax liabilities:
           Unrealized gain on securities available for sale                  --         636
           Unrealized gain on trading securities                             --         396
           Unrealized gain on client warrants                               666          --
           Deferred loan and lease costs                                  1,098       1,213
           Direct finance lease receivable                                  350         441
           Investments in unconsolidated entities                            27         793
           Depreciation and amortization                                     25          57
           Other                                                             63          51
         --------------------------------------------------------------------------------------
           Total deferred tax liabilities                                 2,229       3,587
         --------------------------------------------------------------------------------------
         Net deferred tax assets (liabilities)                           $2,217     $(1,506)
         ======================================================================================

         A valuation allowance has not been provided at December 31, 2000 and 1999 since management believes it is more likely than not that the deferred tax assets will be realized.

(14)     Commitments and Contingencies

         The Company is a party to various financial instruments required in the normal course of business to meet the financing needs of its customers, which are not included in the Consolidated Statements of Financial Condition at December 31, 2000. Management does not expect any material losses from these transactions. The Company's involvement in such financial instruments is summarized as follows:

         ------------------------------------------------------------------------------------------------------------
         At December 31,                                                                   2000            1999
         ------------------------------------------------------------------------------------------------------------
                                                                                       Contract or Notional Amount
                                                                                      -------------------------------
         Amounts representing credit risk:
         Commitments to extend credit (including unused lines of credit)                  $234,563        $223,925
         Standby letters of credit, financial guarantees and other letters of credit        12,232           3,983

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

         At December 31, 2000, the Company was party to a number of lawsuits. While any litigation has an element of uncertainty, after reviewing these actions with legal counsel, management is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of the Company.

(15)      Related Party Transactions

          The Company receives management fees from Ben Franklin and other unconsolidated entities for accounting and advisory services. For the years ended December 31, 2000, 1999 and 1998, the Company recorded management fees from Ben Franklin of $272,000, $272,000 and $270,000, respectively. Aggregate management fees from other unconsolidated entities were $2.0 million and $414,000 during 2000 and 1999, respectively; there were no management fees from other unconsolidated entities in 1998.

         Ben Franklin has a certificate of deposit and transaction accounts with the Bank that totaled $1.5 million and $2.3 million at December 31, 2000 and 1999, respectively. Aggregate transaction accounts that other unconsolidated subsidiaries have with the Bank totaled $1.8 million at December 31, 2000.

(16)     Benefit Plans

         The Company has a savings plan under Section 401(k) of the Internal Revenue Code available to all full-time employees. The plan allows employees to contribute part of their pretax or after-tax income according to specified guidelines. The Company matches a percentage of the employee contributions up to a certain limit. This expense amounted to $359,000, $284,000 and $206,000 for the years 2000, 1999 and 1998, respectively.

(17)     Capital Securities

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

(18)     Shareholders' Equity

         On May 15, 1998 the Company completed a secondary offering of 792,800 shares of common stock at a price of $19.50 per share. During 1998, the Company announced a plan to repurchase up to 357,000 shares of common stock of which 231,300 shares had been repurchased at December 31, 1998 and 125,700 shares were repurchased during 1999. In 1999, the Company announced the authorization of a stock repurchase program under which the Company may repurchase up to 280,000 or five percent, of its outstanding common stock of which 76,800 common shares were repurchased in 1999 and 203,200 shares were repurchased during 2000. During 2000, the Company announced the authorization of a new stock repurchase program under which the Company may repurchase up to 285,000 or five percent, of its outstanding common stock of which 2,300 shares were repurchased during 2000.

         In 1994, the Company completed the sale of $3.0 million in subordinated debentures in a private placement. Nine whole units and six half units were sold, ranging from $125,000 to $250,000 in principal amount of 8.25% subordinated notes due in 2004 and warrants to purchase 13,781 to 27,562 shares of common stock. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.44. The warrants were exercisable in whole or in part, at any time prior to June 30, 1999. During 1999 and 1998, 248,059 and 26,250 shares were issued under these warrants, respectively. Interest on the subordinated debentures is payable quarterly. The subordinated debentures are due June 30, 2004 and are redeemable after July 1, 1996.

         On April 25, 1990, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company to shareholders of record at the close of business on May 11, 1990. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $40.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, between the Company and American Stock Transfer & Trust Company, as Rights Agent. This agreement expired in April 2000.

         Employee Stock Ownership Plan

         The Company's ESOP is a defined contribution plan covering all full-time employees of the Company who have one year of service and are age 21 or older. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company follows the provisions of SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans" in accounting for the ESOP. In January 1996, the ESOP borrowed funds from a third party and purchased 50,000 shares (57,881 shares after the effects of the stock dividends) of the Company's stock for the ESOP trust. Cash contributions to the ESOP have been determined based on the ESOP's total debt service less dividends paid on ESOP shares. Compensation expense of the ESOP was $165,000, $154,000 and $170,000 for 2000, 1999 and 1998, respectively. Interest expense on the borrowings was $3,000, $8,000 and $13,000 for 2000, 1999 and 1998, respectively. The guaranteed
ESOP obligation was paid off during 2000 and all ESOP shares have been allocated.

         Employee Stock Purchase Plan

         In April 1996, the Company established an Employee Stock Purchase Plan ("ESPP") under which 121,551 shares were reserved for issuance. Employees can elect to purchase shares in the Company at 95% of the market price of the Company's stock on certain dates throughout the year. During 2000, 1999 and 1998, 25,451, 20,641 and 9,686 shares, respectively, were issued to employees through their participation in the ESPP. These transactions increased shareholders' equity by $288,000, $220,000 and $106,000 during 2000, 1999 and
1998, respectively.

         Restricted Stock Award Plan

         In February 1999 the Board of Directors adopted a Restricted Stock Award Plan under which 85,443 shares of common stock were reserved for grant to certain employees of the Company's subsidiary Progress Financial Resources, Inc. The awards have a five-year vesting period and are accounted for in accordance with Accounting Principles Board Opinion No. 25, and related interpretations, which provide for compensation expense to be measured at the grant date and recognized as the awards vest. During 1999, the Company granted 14,337 and 68,793 shares, issued at market prices of $11.32 and $13.14 per share, respectively. During 2000, the Company granted 1,512 shares issued at $11.90 per share. Retirements during 1999 and 2000 amounted to 1,400 and 84 shares, respectively. The Company accrued $213,000 and $184,000 in compensation expense relating to the awards in 2000 and 1999, respectively. During 2000, 16,346 shares vested.

         Stock Incentive Plans

         In 1993, as amended in 1997, 1998 and 1999, the Board of Directors adopted a Stock Incentive Plan which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights to key employees. The per share exercise price of an incentive stock option shall at least equal the fair market value of a share of Common Stock on the date the option is granted, and the per share exercise price of a non-qualified stock option shall at least equal the greater of par value or 85% of fair market value of a share of Common Stock on the date the option is granted. Under this plan, 635,013 shares of common stock were reserved for issuance of which 54,894 shares remained for future grants at December 31, 2000. All options were granted at the fair market value and have a one- to five-year vesting period.

         Under the Directors' Plan, which was also adopted in February 1993, and amended in 1997, each non-employee director of the Company will receive non-qualified options to purchase 607 shares (or such less number of shares as remain to be granted pursuant to the Directors' Plan) with an exercise price equal to the fair market value of a share of Common Stock on the date the option is granted. Additional options may be granted based on the level of business referrals to the Company. A total of 109,395 authorized but unissued shares of Common Stock have been reserved for issuance pursuant to the Directors' Plan. At December 31, 2000, 2,027 shares remained in the reserve for future grants.

         In 2000, the Board of Directors adopted the 2000 Incentive Stock Option Plan which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights to officers and employees and non-qualified stock options to non-employee directors. The per share exercise price of an incentive stock option or non-qualified stock option shall at least equal to the greater of the par value or the fair market value of a share of Common Stock on the date the option is granted. Under this plan, 210,000 shares of common stock were reserved for issuance; all of which remained for future grants at December 31, 2000.

         Options granted under each of these fixed plans are exercisable during the period specified in each option agreement and expire no later than the tenth anniversary of the date the option was granted. A summary of the Company's fixed stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                                                                 Weighted Average
         For the year ended December 31, 2000          Shares Under Option        Price Exercise
         ------------------------------------------------------------------------------------------
         Outstanding at beginning of year                      550,966               $ 7.0798
         Granted during year                                   111,970                11.6208
         Exercised during year                                  (5,518)                2.9447
         Forfeited during year                                  (1,883)               10.3460
         ------------------------------------------------------------------------------------------
         Outstanding at end of year                            655,535               $ 7.8808
         ==========================================================================================
         Options exercisable at end of year                    514,010               $ 6.6879
         ==========================================================================================

         For the year ended December 31, 1999
         ------------------------------------------------------------------------------------------
         Outstanding at beginning of year                      528,734               $ 6.1618
         Granted during year                                   103,849                12.2254
         Exercised during year                                 (38,831)                1.5823
         Forfeited during year                                 (42,786)               13.2145
         ------------------------------------------------------------------------------------------
         Outstanding at end of year                            550,966               $ 7.0798
         ==========================================================================================
         Options exercisable at end of year                    439,899               $ 6.0360
         ==========================================================================================

         For the year ended December 31, 1998
         ------------------------------------------------------------------------------------------
         Outstanding at beginning of year                      504,277               $ 4.5819
         Granted during year                                    86,178                13.3894
         Exercised during year                                 (44,731)                2.3652
         Forfeited during year                                 (16,990)                5.9246
         ------------------------------------------------------------------------------------------
         Outstanding at end of year                            528,734               $ 6.1618
         ==========================================================================================
         Options exercisable at end of year                    385,091               $ 4.6323
         ==========================================================================================

         The following table summarizes information about fixed stock options at December 31, 2000:
                                                Options Outstanding                        Options Exercisable
                                 --------------------------------------------------    ----------------------------
                                                                                                        Weighted
                                                Weighted Average      Weighted           Number of       Average
              Range of             Number          Remaining           Average            Shares         Exercise
          Exercise Prices        of Shares      Contractual Life    Exercise Price      Exercisable       Price
         --------------------    --------------------------------------------------    ----------------------------
           $ 2.88 -  4.00         148,999             2.6            $  2.9974           148,999        $ 2.9974
             4.01 -  8.00         248,894             5.9               6.1865           248,894          6.1865

             8.01 - 12.00         161,160             8.7              11.7375            46,328         11.5337
            12.01 - 15.66          96,482             8.0              13.3511            69,789         13.1382

           --------------         --------------------------------------------           -----------------------
           $ 2.88 - 15.66         655,535             6.1            $  7.8808           514,010        $ 6.6879
           ==============         ============================================           =======================

         Pro Forma Stock Based Compensation

         In October 1995, the FASB issued the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for the Company January 1, 1996. The Company adopted the disclosure-only provision of SFAS 123 and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the various Option Plans and Restricted Stock Award Plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, the net income and net income per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

         -----------------------------------------------------------------------------------------
         For the year ended December 31,                 2000            1999             1998
         -----------------------------------------------------------------------------------------
         Net income:
                  As reported                           $7,299         $6,671           $4,980
                  Pro forma                             $6,951         $6,367           $4,805
         Primary earnings per share:
                  As reported                            $1.26          $1.15            $0.93
                  Pro forma                              $1.20          $1.10            $0.89
         Diluted earnings per share:
                  As reported                            $1.22          $1.10            $0.85
                  Pro forma                              $1.16          $1.05            $0.82

         The fair value of Company stock options used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, dividend yield of 1.694%, 1.407%, and 1.031%; expected volatility of 28.011%, 37.619% and 33.377; risk free interest rate of 6.517%, 6.182% and 5.0133%; and an expected holding period of 8.84 years, 7.00 years and 7.00 years, respectively. The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $4.7451, $5.3714 and $5.4356, respectively.

         Earnings Per Share

         The following table presents a summary of per share data and the amounts for the periods included. All prior period information has been restated
to reflect the 5% stock dividends distributed to shareholders on August 11,
2000, August 31, 1999 and August 31, 1998.
                                                                                                               Per Share
         For the year ended December 31, 2000                                        Income        Shares        Amount
         -----------------------------------------------------------------------------------------------------------------
         Basic Earnings Per Share:
            Income from continuing operations available to common
              shareholders                                                             $5,657     5,793,607        $.98
            Gain on sale of discontinued operations                                     1,519     5,793,607         .26
            Income from discontinued operations                                           123     5,793,607         .02
                                                                                       ------     5,793,607       -----
            Total income available to common shareholders                               7,299                     $1.26
                                                                                                                  =====
         Effect of Dilutive Securities:
            Warrants                                                                       --            --          --
            Options                                                                        --       190,987          --
                                                                                                    -------
         Diluted Earnings Per Share:
             Income from continuing operations available to common
               shareholders and assumed conversions                                     5,657     5,984,594        $.95
            Gain on sale of discontinued operations                                     1,519     5,984,594         .25
            Income from discontinued operations                                           123     5,984,594         .02
                                                                                       ------                     -----
         Total income available to common shareholders and assumed
            conversions                                                                $7,299     5,984,594       $1.22
                                                                                       ======     =========       =====


         For the year ended December 31, 1999
         ---------------------------------------------------------------------------------------------------------------
         Basic Earnings Per Share:
            Income from continuing operations available to common
              shareholders                                                             $6,032     5,778,014       $1.04
            Income from discontinued operations                                           639     5,778,014         .11
                                                                                       ------     5,778,014       -----
            Total income available to common shareholders                               6,671                     $1.15
                                                                                                                  =====
         Effect of Dilutive Securities:
            Warrants                                                                       --        76,685          --
            Options                                                                        --       231,160          --
                                                                                                    -------
         Diluted Earnings Per Share:
             Income from continuing operations available to common
               shareholders and assumed conversions                                     6,032     6,085,859        $.99
            Income from discontinued operations                                           639     6,085,859         .11
                                                                                       ------                     -----
         Total income available to common shareholders and assumed
            conversions                                                                $6,671     6,085,859       $1.10
                                                                                       ======     =========       =====

         For the year ended December 31, 1998
         ---------------------------------------------------------------------------------------------------------------
         Basic Earnings Per Share:
            Income from continuing operations available to common
              shareholders before cumulative effect of accounting change               $4,915     5,377,636       $0.92
            Income from discontinued operations                                           111     5,377,636         .02
            Cumulative effect of accounting change                                        (46)           --        (.01)
                                                                                       ------                     -----
            Total income available to common shareholders                               4,980     5,377,636       $0.93
                                                                                                                  =====
         Effect of Dilutive Securities:
            Warrants                                                                       --       220,932          --
            Options                                                                        --       285,299          --
                                                                                                  ---------
         Diluted Earnings Per Share:
            Income from continuing operations available to common shareholders and assumed conversions before cumulative effect of
              accounting change                                                         4,915     5,883,867       $0.84
            Income from discontinued operations                                           111     5,883,867         .02
            Cumulative effect of accounting change                                        (46)           --        (.01)
                                                                                       ------                     -----
         Total income available to common shareholders and assumed
            conversions                                                                $4,980     5,883,867       $0.85
                                                                                       ======     =========       =====

         ---------------------------------------------------------------------------------------------------------------

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

         At December 31, 2000 and 1999, the Bank's tangible equity ratio was 6.46% and 6.30%, Tier 1 or leverage capital ratio was 6.46% and 6.30%, Tier 1 risk-based capital ratio was 9.79% and 8.90% and total risk-based capital ratio was 11.04% and 10.01%, respectively. These ratios were based on tangible equity of $57.9 million and $47.1 million, Tier 1 or leverage capital of $57.9 million and $47.1 million, Tier 1 risk-based capital of $57.9 million and $47.1 million and total risk-based capital of $65.3 million and $53.0 million, respectively. In addition these ratios were based on adjusted total assets of $896.9 million and $747.8 million, and risk-weighted assets of $591.7 million and $529.3 million at December 31, 2000 and 1999, respectively. As of December 31, 2000, the Bank is classified as "well capitalized."

         The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, leverage, and risk-based capital at December 31, 2000 and 1999:
         -----------------------------------------------------------------------------------------------------------------
                                                                            Tier 1 or        Tier 1            Total
                                                            Tangible        Leverage       Risk-Based       Risk-Based
         At December 31, 2000                                Equity          Capital         Capital          Capital
         -----------------------------------------------------------------------------------------------------------------
         Total qualifying capital                           $57,921           $57,921        $57,921          $65,311
         Capital ratio                                         6.46%             6.46%          9.79%           11.04%
         Minimum capital adequacy requirement               $17,938           $35,876        $23,667          $47,334
         Minimum capital adequacy ratio                        2.00%             4.00%          4.00%            8.00%
         Regulatory capital excess                          $39,983           $22,045        $34,254          $17,977

         -----------------------------------------------------------------------------------------------------------------
                                                                            Tier 1 or        Tier 1            Total
                                                            Tangible        Leverage       Risk-Based       Risk-Based
         At December 31, 1999                                Equity          Capital         Capital          Capital
         -----------------------------------------------------------------------------------------------------------------
         Total qualifying capital                           $47,112           $47,112        $47,112          $53,006
         Capital ratio                                         6.30%             6.30%          8.90%           10.01%
         Minimum capital adequacy requirement               $14,955           $29,910        $21,174          $42,348
         Minimum capital adequacy ratio                        2.00%             4.00%          4.00%            8.00%
         Regulatory capital excess                          $32,157           $17,202        $25,938          $10,658

         Dividend Restrictions

         The Bank's ability to pay dividends is restricted by certain regulations. Under the current regulations, the Bank is not permitted to pay cash dividends or repurchase any of its capital stock if such payment or repurchase would cause its regulatory capital to be reduced below either the amount of the liquidation account or the regulatory capital requirements applicable to it. An institution that exceeds its fully phased in capital requirement could, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year of up to 100% of its current net income plus the amount that would reduce its "surplus capital ratio" (the excess capital over its fully phased-in capital requirement) to less than one-half of its surplus capital ratio at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. A savings institution that does not meet its minimum regulatory capital requirements cannot make any capital distributions without prior OTS approval. Because the Bank is the primary source of working capital for the Company, the Company's ability to pay dividends is therefore limited. The Company paid cash dividends of $.21 per share during 2000.

(19)     Fair Value of Financial Instruments

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

         The following methods and assumptions were used to estimate the fair value of selected financial instruments at December 31, 2000 and 1999:

         Cash and due from other financial institutions: Current carrying amounts reported in the statement of financial condition for cash and short-term instruments are approximately estimated at fair value.

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

         Deposits: Fair values disclosed for deposits with no stated maturity (checking, NOW, savings, and money market accounts) are, by definition, equal to the amount payable on demand at December 31, 2000 and 1999 (i.e., current carrying amounts). Fair values for deposits with stated maturity dates (time deposits) were estimated with a discounted cash flow calculation that uses current borrowing rates for advances with comparable terms and maturities. Current carrying amounts of escrow deposits approximate estimated fair value.

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

         The carrying amounts and fair values of the Company's financial instruments were as follows:
         --------------------------------------------------------------------------------------------------------
          At December 31,                                               2000                      1999
         --------------------------------------------------------------------------------------------------------
                                                               Carrying     Estimated    Carrying     Estimated
                                                                 Value     Fair Value      Value     Fair Value
                                                              ---------------------------------------------------
          Financial assets:
             Cash and due from other financial institutions       $84,997     $84,997       $39,926     $39,926
             Trading securities                                        --          --         3,267       3,267
             Investments and mortgage-backed securities           247,106     245,391       183,827     182,432
             Loans, excluding lease receivables                   486,936     492,562       416,680     413,767
             Accrued interest receivable                            5,625       5,625         4,162       4,162
             Servicing rights                                         170         170           157         157
          Financial liabilities:
             Deposits                                            $617,543    $617,486      $521,439    $523,169
             Short-term borrowings                                 79,360      79,360        50,767      50,767
             Long-term and subordinated debt                      115,000     115,550       112,000     114,441
             Accrued interest payable                               5,819       5,819         2,936       2,936

(20) Condensed Financial Information of Progress Financial Corporation (Parent Company Only)

         Condensed Statements of Financial Condition
         --------------------------------------------------------------------------------------------------------------
         At December 31,                                                                         2000         1999
         --------------------------------------------------------------------------------------------------------------
         Assets:
              Cash on deposit with subsidiary                                                   $    --      $   189
              Interest-earning deposits                                                              25            7
              Investment in Bank                                                                 59,818       46,664
              Investment in non-bank subsidiaries                                                14,689       18,863
              Investment in unconsolidated entities                                                   6          863
              Investments available for sale                                                        524        1,107
              Loans and advances to subsidiaries                                                    285        3,501
              Other assets                                                                          199          332
              Investment in and advances to discontinued operations                                  --        1,096
                                                                                                -------      -------
                  Total assets                                                                  $75,546      $72,622
                                                                                                =======      =======
         Liabilities and shareholders' equity:
         Liabilities:
              Subordinated debt                                                                 $ 3,000      $ 3,000
              Employee Stock Ownership Plan note payable                                             --           74
              Accounts payable to subsidiaries                                                      943        7,183
              Other liabilities                                                                   1,211          105
                                                                                                -------      -------
                  Total liabilities                                                               5,154       10,362

         Corporation-obligated mandatorily redeemable capital securities of subsidiary
         trust holding solely junior subordinated debentures of the Corporation                  20,232       14,451

         Shareholders' equity:
              Serial preferred stock                                                                 --           --
              Common stock                                                                        5,814        5,680
              Treasury stock                                                                     (1,245)      (1,963)
              Unearned Employee Stock Ownership Plan shares                                          --          (64)
              Unearned compensation--restricted stock awards                                       (858)      (1,051)
              Capital surplus                                                                    44,400       42,612
              Retained earnings                                                                   3,848        1,361
              Net accumulated other comprehensive income (loss)                                  (1,799)       1,234
                                                                                                -------      -------
                  Total shareholders' equity                                                     50,160       47,809
                                                                                                -------      -------
                  Total liabilities, Corporation-obligated mandatorily redeemable capital
                  securities and shareholders' equity                                           $75,546      $72,622
                                                                                                =======      =======

         Condensed Statements of Operations
         For the years ended December 31,                                                2000         1999         1998
         --------------------------------------------------------------------------------------------------------------------
         Dividends from equity investment                                              $    --       $     1      $   12
         Management fees from subsidiaries                                               1,055           282          --
         Investment advisory fees                                                           24            52          --
         Equity in undistributed income of subsidiaries                                  7,719         8,447       6,060
         Loss in unconsolidated entities                                                    --          (112)         --
         Gain (loss) on sale of  investments available for sale                             --           (23)        246
         Interest income                                                                    24            11           9
                                                                                       -------       -------      ------
              Total income                                                               8,822         8,658       6,327
                                                                                       -------       -------      ------
         Interest expense                                                                  254           266         287
         Professional services                                                              99            82         136
         Management fee to Bank                                                          1,854           927          --
         Capital securities expense                                                      1,907         1,595       1,593
         Miscellaneous expense                                                             147         1,159          70
                                                                                       -------       -------      ------
              Total expense                                                              4,261         4,029       2,086
                                                                                       -------       -------      ------
         Income from continuing operations before income taxes                           4,561         5,427       4,352
         Income tax benefit                                                             (1,058)       (1,244)       (628)
                                                                                       -------       -------      ------
         Income from continuing operations                                               5,619         5,927       4,869
         Income from discontinued operations (net of tax of $189, $53 and $--)           1,680           744         111
                                                                                       -------       -------      ------
                  Net income                                                           $ 7,299       $ 6,671      $4,980
                                                                                       =======       =======      ======

         Condensed Statements of Cash Flows
         For the years ended December 31,                                                 2000          1999          1998
         --------------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
           Income from continuing operations                                            $ 5,619        $ 5,927     $ 4,869
           Add(deduct) items not affecting cash flows from continuing operations:
                Equity in income of subsidiaries                                         (7,719)        (8,447)     (6,060)
                Loss in unconsolidated entities                                              --            112          --
                (Gain) loss on sale of investments available for sale                        --             23        (246)
                Amortization                                                                 69             42          38
           Net (increase) decrease in accounts receivable and other assets                4,299          3,242      (3,068)
           Net increase (decrease) in accounts payable and other liabilities             (5,211)         6,619         831
                                                                                        -------        -------     -------
                    Net cashflows provided by (used in) continuing operations            (2,943)         7,518      (3,636)
                    Net cash flows provided by discontinued operations                    2,776            244          --
                                                                                        -------        -------     -------
                    Net cash flows provided by (used in) operating activities              (167)         7,762      (3,636)
                                                                                        -------        -------     -------
         Cash flows from investment activities:
           Capital contributions and additional investment in subsidiaries               (5,885)        (6,726)     (9,652)
           Dividends and cash distributions from subsidiaries                             2,601          3,620       1,259
           Investments in unconsolidated entities                                            --           (973)         --
           Proceeds from sales of investments available for sale                          1,107            120       1,185
           Purchases of investments available for sale                                     (524)        (1,107)         --
           Purchase of Company owned life insurance                                        (125)          (125)         --
                                                                                        -------        -------     -------
                    Net cash flows used in investment activities                         (2,826)        (5,191)     (7,208)
                                                                                        -------        -------     -------
         Cash flows from financing activities:
           Repayment of ESOP debt                                                           (74)           (53)        (49)
           Purchase of treasury stock                                                    (2,165)        (2,661)     (3,098)
           Retirement of warrants                                                            --           (331)         --
           Net proceeds from stock offering and exercise of warrants                         --          1,350      14,411
           Net proceeds from issuance of common stock under employee benefit plans          296            282         221
           Dividends paid                                                                (1,235)          (962)       (656)
           Proceeds from issuance of capital securities                                   6,000             --          --
                                                                                        -------        -------     -------

                    Net cash flows provided by (used in) financing activities             2,822         (2,375)     10,829
                                                                                        -------        -------     -------
         Net increase (decrease) in cash and cash equivalents                              (171)           196         (15)
         Cash and cash equivalents:
         Beginning of year                                                                  196             --          15
                                                                                        -------        -------     -------

         End of year                                                                    $    25        $   196     $    --
                                                                                        =======        =======     =======

         These statements should be read in conjunction with the other notes to the consolidated financial statements.

[PricewaterhouseCoopers LOGO]




                        Report of Independent Accountants




To the Shareholders and Board of Directors of Progress Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Progress Financial Corporation and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP
-----------------------------
January 23, 2001
Philadelphia, Pennsylvania

Selected Quarterly Consolidated Financial Data (Unaudited)

The following table represents quarterly financial data for the period indicated. In the opinion of management, this information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. Reclassifications have been made to certain previously reported amounts to conform to the 2000 classifications. Prior period per share information has been restated to reflect the 5% stock dividend to shareholders on August 31, 2000.

                                        Dec. 31,   Sept. 30,   Jun. 30,   Mar. 31,   Dec. 31,  Sept. 30,  Jun. 30,   Mar. 31,
                                          2000       2000       2000       2000       1999      1999       1999        1999
------------------------------------------------------------------------------------------------------------------------------
Interest income                         $18,316    $17,170     $16,331    $15,211    $13,976   $13,168    $12,733    $12,297
Interest expense                         10,069      9,091       8,400      7,615      6,810     6,406      6,134      6,082
------------------------------------------------------------------------------------------------------------------------------
Net interest income                       8,247      8,079       7,931      7,596      7,166     6,762      6,599      6,215
Provision for loan and lease losses       1,666        517       1,175      1,058      1,225       658      1,216        449
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan and lease losses               6,581      7,562       6,756      6,538      5,941     6,104      5,383      5,766
Non-interest income                       6,545      4,193       3,924      4,880      6,069     5,739      3,260      2,519
Non-interest expense                     10,793      9,177       9,142      9,194      9,059     9,116      7,260      6,213
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                     2,333      2,578       1,538      2,224      2,951     2,727      1,383      2,072
Income tax expense                          907        841         529        739        994       905        447        755
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations         1,426      1,737       1,009      1,485      1,957     1,822        936      1,317
  Gain on sale of discontinued
     operations, net of  tax                 --          6       1,513         --         --        --         --         --
  Income from discontinued
     operations, net of  tax                 --          9          61         53          4       435        194          6
------------------------------------------------------------------------------------------------------------------------------
Net income                              $ 1,426    $ 1,752     $ 2,583     $1,538    $ 1,961    $2,257     $1,130     $1,323
==============================================================================================================================
Basic income from continuing
  operations per common share              $.25       $.30        $.18       $.25       $.33      $.31       $.16       $.24
Diluted income from continuing
  operations per common share               .24        .29         .17        .25        .32       .30        .15        .22
Basic net income per common share           .25        .30         .45        .26        .33       .38        .20        .24
Diluted net income per common share         .24        .29         .43        .26        .32       .37        .19        .22
Dividends per share                         .06        .05         .05        .05        .05       .04        .04        .04

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

The information contained in the section titled "Information with Respect to Nominees for Director and Directors Whose Terms Continue" in the Company's definitive Proxy Statement for the 2001 Annual Meeting to be held April 25, 2001 (the "Proxy Statement").

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

Item 13.      Certain Relationships and Related Transactions

              The information appearing in the section titled "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

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

     No.                              Exhibits
     ---                              --------

    *3.1 Certificate of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, filed with the Securities and Exchange Commission (the "SEC"))

    *3.2 By-Laws (Exhibit 3.2 to the Company's Registration Statement No. 33-3685 on Form S-4, filed with the SEC on March 3, 1986)

    *3.3 Certificate of Amendment of Certificate of Incorporation dated May 13, 1998. (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the SEC on March 29, 1999)

    *4.1 Amended and Restated Declaration of Trust relating to Progress Capital Trust I, dated as of June 3, 1997, between Progress Financial Corporation and the trustees named therein. (Exhibit 4.4 to the Company's Registration Statement on Form S-4, filed with the SEC on October 22, 1997)

    *4.2 Indenture, dated as of June 3, 1997, between Progress Financial Corporation and The Bank of New York, as trustee, relating to Junior Subordinated Deferrable Interest Debentures due 2027 of Progress Financial Corporation. (Exhibit 4.1 to the Company's Registration Statement on Form S-4, filed with the SEC on October 22, 1997)

    *4.3 Series B Capital Securities Guarantee Agreement, dated as of December 11, 1997, relating to the Capital Securities of Progress Capital Trust I. (Exhibit 4.6 to the Company's Registration Statement on Form S-4, filed with the SEC on October 22, 1997)

   *10.1 1993 Stock Incentive Plan as amended in 1999. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 29, 2000)

   *10.2 1993 Directors' Stock Option Plan as amended in 1997. (Appendix B to the Company's Definitive Proxy on Form DEF 14A, filed with the SEC on April 7, 1997)

   *10.3 Employment Agreement between Progress Financial Corporation, Progress Bank and W. Kirk Wycoff dated March 1, 1997. (Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 29, 1999)

   *10.4 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and Michael B. High dated October 2, 1998. (Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999)

   *10.5 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and H. Wayne Griest dated November 17, 1998. (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999)

   *10.6 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and Eric J. Morgan dated October 2, 1998. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29,
           1999)

    10.7 Employment Agreement between Progress Bank and Joseph R. Klinger dated January 1, 2000.

   *10.8 Restricted Stock Award Plan dated February 17, 1999. (Exhibit 4 on the Company's Registration Statement on Form S-8, File Number 333-72543 filed with the SEC on February 18, 1999)

   *10.9 2000 Stock Incentive Plan. (Appendix A to the Company's Definitive Proxy on Form DEF 14A, filed with the SEC on March 24, 2000)

    21     Subsidiaries of the Registrant

    23     Consent of Independent Accountants for Progress Financial Corporation

    99     Audited financial statements for Ben Franklin/Progress Capital Fund,
           L.P.

* Incorporated by reference.

c. Reports on Form 8-K filed for the quarter ended December 31, 2000:

         1. On October 19, 2000, the Company filed a Current Report under Item 5 announcing the distribution of an earnings package to analysts.

         2. On October 25, 2000, the Company filed a Current Report for October 18, 2000 under Item 5 announcing its Third Quarter 2000 earnings.

         3. On October 25, 2000, the Company filed a Current Report announcing the declaration of its Fourth Quarter 2000 cash dividend.

         4. On December 21, 2000, the Company filed a Current Report for December 14, 2000 under Item 5 announcing its repurchase program to repurchase up to 285,000 shares of common stock.

         5. On December 21, 2000, the Company filed a Current Report under Item 5 announcing the sale of its Maryland-based leasing division.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.

                         Progress Financial Corporation

      March 20, 2001                        BY:  /s/ W. Kirk Wycoff
---------------------------                      ------------------------------
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

/s/ W. Kirk Wycoff                                              March 20, 2001
--------------------------------------------                   ----------------
W. Kirk Wycoff, Chairman, President                                  Date
and Chief Executive Officer

/s/ John E. F. Corson                                           March 20, 2001
--------------------------------------------                   ----------------
John E. Flynn Corson, Director                                       Date

/s/ William O. Daggett, Jr.                                     March 20, 2001
--------------------------------------------                   ----------------
William O. Daggett, Jr., Director                                    Date

/s/ G. Daniel Jones                                             March 20, 2001
--------------------------------------------                   ----------------
G. Daniel Jones, Director                                            Date

/s/ Joseph R. Klinger                                           March 20, 2001
--------------------------------------------                   ----------------
Joseph R. Klinger, Director                                          Date

/s/ Paul M. LaNoce                                              March 20, 2001
--------------------------------------------                   ----------------
Paul M. LaNoce, Director                                             Date

/s/ A. John May                                                 March 20, 2001
--------------------------------------------                   ----------------
A. John May, III, Director                                           Date

/s/ William L. Mueller                                          March 20, 2001
--------------------------------------------                   ----------------
William L. Mueller, Director                                         Date

/s/ Kevin J. Silverang                                          March 20, 2001
--------------------------------------------                   ----------------
Kevin J. Silverang, Director                                         Date

/s/ Charles J. Tornetta                                         March 20, 2001
--------------------------------------------                   ----------------
Charles J. Tornetta, Director                                        Date

/s/ Stephen T. Zarrilli                                         March 20, 2001
--------------------------------------------                   ----------------
Stephen T. Zarrilli, Director                                        Date

/s/ Michael B. High                                             March 20, 2001
--------------------------------------------                   ----------------
Michael B. High, Executive Vice President                            Date
and Chief Financial Officer