Form 10-Q
period 2001-03-31
PROGRESS FINANCIAL CORP
filed 2001-05-14
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2001.

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
Yes     X    No
     --------  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock ($1.00 par value)                       5,583,895
   ------------------------------           ----------------------------------
         Title of Each Class                Number of Shares Outstanding as of
                                            April 30, 2001

                         Progress Financial Corporation
                                Table of Contents



                     PART I - Interim Financial Information
                                                                            Page

Item 1.  Interim Financial Statements

         Consolidated Interim Statements of Financial Condition as of
         March 31, 2001 (unaudited) and December 31, 2000 (audited)............3

         Consolidated Interim Statements of Operations for
         the three months ended March 31, 2001 and 2000 (unaudited)............4

         Consolidated Interim Statements of Changes in
         Shareholders' Equity and Comprehensive Income
         for the three months ended March 31, 2001 and 2000 (unaudited)........5

         Consolidated Interim Statements of Cash Flows for the
         three months ended March 31, 2001 and 2000 (unaudited)................6

         Notes to Consolidated Interim Financial Statements (unaudited)........7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (unaudited)....................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........15



                           PART II - Other Information


Item 1.  Legal Proceedings....................................................16

Item 2.  Changes in Securities................................................16

Item 3.  Defaults upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Consolidated Interim Statements of Financial Condition
(Dollars in thousands)                                                                       March 31,       December 31,
                                                                                               2001             2000
                                                                                           -----------       ------------
                                                                                           (unaudited)        (audited)
Assets Cash and due from banks:
   Non-interest-earning                                                                     $  14,009         $  25,360
   Interest-earning                                                                            16,548            59,637
Investment and mortgage-backed securities [Note 5]:
   Available for sale at fair value (amortized cost:  $246,970 and $207,795)                  247,257           205,166
   Held to maturity at amortized cost (fair value:  $37,350 and $40,225)                       37,278            41,940
Loans and leases, net [Note 6] (net of reserves [Note 7]:  $7,708 and $7,407)                 548,749           535,712
Investments in unconsolidated entities [Note 8]                                                 4,545             9,266
Premises and equipment, net                                                                    19,491            18,343
Other assets                                                                                   17,030            18,825
                                                                                             --------          --------
       Total assets                                                                          $904,907          $914,249
                                                                                             ========          ========

Liabilities, Capital Securities and Shareholders' Equity
Liabilities:
     Deposits:
         Non-interest-bearing                                                               $  67,105         $  88,356
         Interest-bearing                                                                     528,067           529,187
     Short-term borrowings                                                                     67,738            79,360
     Other liabilities                                                                         20,695            31,954
     Long-term debt:
         Federal Home Loan Bank advances                                                      127,000           102,000
         Other debt                                                                            19,000            10,000
     Subordinated debt                                                                          3,000             3,000
                                                                                             --------          --------
     Total liabilities                                                                        832,605           843,857
                                                                                             --------          --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation [Note 9]                 20,239            20,232
Commitments and contingencies [Note 10]
Shareholders' equity [Note 4]:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares authorized but            --                --
            unissued
     Common stock - $1 par value; 12,000,000 shares authorized: 5,834,000 and 5,814,000
            shares issued and outstanding; including treasury shares of 185,000 and             5,834             5,814
            125,000
     Other common shareholders' equity, net                                                    46,099            46,145
     Net accumulated other comprehensive income (loss)                                            130            (1,799)
                                                                                             --------          --------
     Total shareholders' equity                                                                52,063            50,160
                                                                                             --------          --------
       Total liabilities, capital securities and shareholders' equity                         $904,907          $914,249
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Operations (unaudited)
(Dollars in thousands, except per share data)

                                                                       For the Three Months
                                                                         Ended March 31,
                                                                         2001         2000
                                                                        ------       ------

Interest income:
   Loans and leases, including fees                                   $12,675       $11,945
   Mortgage-backed securities                                           3,277         2,064
   Investment securities                                                  990           963
   Other                                                                  356           239
                                                                      -------       -------
       Total interest income                                           17,298        15,211
                                                                      -------       -------
Interest expense:
   Deposits                                                             6,666         5,209
   Short-term borrowings                                                  647           888
   Long-term and subordinated debt                                      1,866         1,518
                                                                      -------       -------
       Total interest expense                                           9,179         7,615
                                                                      -------       -------

Net interest income                                                     8,119         7,596
Provision for loan and lease losses                                     1,047         1,058
                                                                      -------       -------
Net interest income after provision for loan and lease losses           7,072         6,538
                                                                      -------       -------
Non-interest income:
   Service charges on deposits                                            585           542
   Lease financing fees                                                   277           290
   Mutual fund, annuity and insurance commissions                         800           879
   Loan brokerage and advisory fees                                       223           521
   Private equity fund management fees                                    614           374
   Gain (loss) on sale of securities                                    1,258          (112)
   Loss in unconsolidated entities                                        (27)         (955)
   Client warrant income (loss)                                        (1,959)        2,600
   Fees and other                                                       1,287           741
                                                                      -------       -------
       Total non-interest income                                        3,058         4,880
                                                                      -------       -------
Non-interest expense:
   Salaries and employee benefits                                       4,990         4,784
   Occupancy                                                              613           595
   Data processing                                                        215           405
   Furniture, fixtures and equipment                                      546           468
   Professional services                                                  815           615
   Capital securities expense                                             561           399
   Other                                                                1,780         1,928
                                                                      -------       -------
       Total non-interest expense                                       9,520         9,194
                                                                      -------       -------

Income from continuing operations before income taxes                     610         2,224
Income tax expense                                                        185           739
                                                                      -------       -------
       Income from continuing operations                                  425         1,485
Discontinued operations (Note 2):
   Income from discontinued teleservices operations, net of tax            --            53
                                                                      -------       -------
              Net income                                              $   425       $ 1,538
                                                                      =======       =======

Basic income from continuing operations per common share                 $.07          $.25
                                                                         ====          ====
Diluted income from continuing operations per common share               $.07          $.25
                                                                         ====          ====
Basic earnings per common share                                          $.07          $.26
                                                                         ====          ====
Diluted earning per common share                                         $.07          $.26
                                                                         ====          ====
Dividends per common share                                               $.06          $.05
                                                                         ====          ====
Basic average common shares outstanding                             5,684,940     5,846,695
                                                                    =========     =========
Diluted average common shares outstanding                           5,829,134     6,048,070
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
                                      ----------------------------------------------------------------------------------------------

For the three months ended March 31, 2001:
------------------------------------------
Balance at December 31, 2000          $5,814  $(1,245)  $--    $ (858)   $44,400  $3,848     $(1,799)                    $50,160
Issuance of stock under employee
  benefit plans (21,343 common shares)    21       --    --       197        124      --          --                         342
Retirement of restricted stock awards
  (1,042 common shares)                   (1)      --    --        12        (11)     --          --                          --
Net income                                --       --    --        --         --     425          --      $  425             425
Other comprehensive income,
  net of tax (a)                          --       --    --        --         --      --       1,929       1,929           1,929
                                                                                                          ------
Net comprehensive income                                                                                  $2,354
                                                                                                          ======
Purchase of treasury stock
  (60,000 treasury shares)                --     (451)   --        --         --      --          --                        (451)
Cash dividend declared                    --       --    --        --         --     (342)        --                        (342)
                                      ------  --------  ----      -----  -------   ------     ------                     -------
Balance at March 31, 2001             $5,834  $(1,696)  $--       $(649) $44,513   $3,931     $  130                     $52,063
                                      ======  ========  ====      =====  =======   ======     ======                     =======



For the three months ended March 31, 2000:
------------------------------------------
Balance at December 31, 1999          $5,680  $(1,963) $(64)    $(1,051) $42,612   $1,361     $1,234                     $47,809
Issuance of stock under employee
  benefit plans (12,252 common shares;
  2,197 treasury shares; 2,731 ESOP       12       29    13         192      147       --        --                         393
  shares)
Net income                                --       --    --          --       --    1,538        --       $1,538          1,538
Other comprehensive loss,
  net of tax (a)                          --       --    --          --       --       --    (3,257)      (3,257)        (3,257)
                                                                                                         -------
Net comprehensive loss                                                                                   ($1,719)
                                                                                                         =======
Purchase of treasury stock
   (53,000 treasury shares)               --     (611)   --          --       --       --        --                        (611)
Acquisition of subsidiary
   (60,000 treasury shares)               --      800    --          --       --       --        --                         800
Cash dividend declared                    --       --    --          --       --     (279)       --                        (279)
                                       ------  -------  ----      -----  -------  -------   -------                     -------
Balance at March 31, 2000              $5,692  $(1,745) $(51)     $(859) $42,759   $2,620   $(2,023)                    $46,393
                                       ======  =======  =====     =====  =======  =======   ========                    =======




(a)      For the three months ended March 31,                                        2001     2000
                                                                                     ----     ----
Calculation of other comprehensive income (loss) net of tax:
  Unrealized holding gains (losses) arising during the period, net of tax          $2,759  ($3,331)
  Less: Reclassification for gains (losses) included in net income, net of tax        830      (74)
                                                                                   ------   ------
  Other comprehensive income (loss), net of tax                                    $1,929  $(3,257)
                                                                                   ======  ========


See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Cash Flows (unaudited)
(Dollars in thousands)

For the three months ended March 31,                                                                         2001            2000
-------------------------------------                                                                       ------          ------
Cash flows from operating activities:
   Income from continuing operations                                                                      $   425        $  1,485
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                                            660             594
     Provision for loan and lease losses                                                                    1,047           1,058
     Client warrant (income) loss                                                                           1,959          (2,600)
     (Gain) loss on sale of securities available for sale                                                  (1,258)            112
     Gain on sale of loans and leases                                                                        (302)            (35)
     Accretion of deferred loan and lease fees and expenses                                                  (575)           (734)
     Amortization of premiums/accretion of discounts on securities                                            112              91
     Loss in unconsolidated entities                                                                           27             955
     Other, net                                                                                               166             (35)
   Net proceeds from sales of trading securities                                                               --             996
   (Increase) decrease in other assets                                                                        (10)            659
   Increase (decrease) in other liabilities                                                               (11,500)         15,215
                                                                                                          --------        --------
     Net cash flows provided by (used in) continuing operations                                            (9,249)         17,761
       Net cash flows provided by discontinued teleservices operations                                         --              90
                                                                                                          --------        --------
          Net cash flows provided by (used in) operating activities                                        (9,249)         17,851
Cash flows from investing activities:
   Capital expenditures                                                                                    (1,753)         (1,923)
   Purchases of investments and mortgage-backed securities available for sale                             (82,744)        (26,447)
   Purchases of investment securities held to maturity                                                       (429)           (261)
   Repayments on investment and mortgage-backed securities available for sale                              11,771           3,807
   Proceeds from sales, maturity and calls of investment and mortgage-backed securities
     available for sale                                                                                    30,275           1,795
   Proceeds from call of investment security held to maturity                                               5,099              --
   Proceeds from sale of investment in NewSeasons Assisted Living Communities
      Series B and C preferred stock                                                                        1,792              --
   Proceeds from sale of loans and leases                                                                   8,589           5,935
   Proceeds from sale of AMIC division of Progress Reality Services, Inc.                                     500              --
   Investment in real estate owned                                                                           (447)             --
   Proceeds from sale of real estate owned                                                                    816              --
   Net increase in loans and leases                                                                       (17,470)        (43,570)
   Net investment in unconsolidated entities                                                                 (535)           (361)
   Other, net                                                                                                  --            (200)
                                                                                                         ---------        --------
         Net cash flows used in investing activities                                                      (44,536)        (61,225)
                                                                                                         ---------        --------
Cash flows from financing activities:
   Net increase (decrease) in demand, NOW and savings deposits                                            (10,021)         26,927
   Net decrease in time deposits                                                                          (12,350)           (726)
   Net increase (decrease) in short-term borrowings                                                       (11,622)         16,344
   Proceeds from issuance of long-term debt                                                                44,000             --
   Repayment of long-term debt                                                                            (10,000)            --
   Dividends paid                                                                                            (342)           (279)
   Purchase of treasury shares                                                                               (451)           (611)
   Net proceeds from issuance of stock under employee benefit plans                                           131             148
                                                                                                         ---------        --------
          Net cash flows provided by (used in) financing activities                                          (655)         41,803
                                                                                                         ---------        --------

Net decrease in cash and cash equivalents                                                                 (54,440)         (1,571)
Cash and cash equivalents:
   Beginning of year                                                                                       84,997          39,926
                                                                                                         ---------        --------
   End of period                                                                                          $30,557         $38,355
                                                                                                         =========        ========
Supplemental disclosures:
   Non-monetary transfers:
       Notes received in sale of NewSeasons Assisted Living Communities
          Series B and C preferred stock                                                                  $ 4,180         $    --
                                                                                                          =======         ========
       Treasury shares issued in purchase of subsidiary                                                   $   --          $   800
                                                                                                         =========        ========


See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


(1)    Basis of Presentation

       In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2001. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Development Corp., Progress Capital Management, Inc., Progress Financial Resources, Inc. and KMR Management, Inc. All significant intercompany transactions have been eliminated.

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

(3)    Recent Accounting Pronouncements

       In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Extinguishments of Liabilities," ("FAS 140"). FAS 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. FAS 140 established new collateral pledged and accepted disclosure requirements, revised collateral recognition requirements and established new securitization disclosures effective for fiscal years ending after December 15, 2000. The Company does not expect a material change to its results of operations as a result of adopting FAS 140.

(4)    Shareholders' Equity

       Stock Repurchase Program

       On December 14, 2000, the Company announced the authorization of a new stock repurchase program to repurchase up to 285,000 shares, or five percent, of its outstanding common stock. Under this new program 2,300 shares were repurchased during 2000 and 60,000 shares were repurchased during the three months ended March 31, 2001.

       Earnings per Share

       The following table presents a summary of per share data and amounts for the periods included. All prior period information has been restated to reflect the 5% stock dividend distributed to shareholders on August 11, 2000.

                                                                          For the three months ended March 31,
      (Dollars in thousands, except per share data)                   2001                                  2000
                                                       -------------------------------------------------------------------------
                                                                               Per Share                                 Per Share
                                                       Income        Shares      Amount        Income       Shares        Amount
                                                       ------       --------   ---------       ------       ------       ---------
    Basic Earnings Per Share:
         Income from continuing operations
           available to common shareholders             $425        5,684,940     $.07         $1,485      5,846,695        $.25
         Income from discontinued operations              --        5,684,940       --             53      5,846,695         .01
                                                        ----                      ----         ------                       ----
          Total income available to common shareholders  425        5,684,940     $.07          1,538      5,846,695        $.26
                                                                                  ====                                      ====
      Effect of Dilutive Securities:
         Options                                          --          144,194       --             --        201,375          --
                                                                    ---------                              ---------
      Diluted Earnings Per Share:
         Income from continuing operations available to
           common shareholders and assumed conversions   425        5,829,134     $.07          1,485       6,048,070       $.25
         Income from discontinued operations              --        5,829,134       --             53       6,048,070        .01
                                                        ----                      ----         ------                       ----
      Total income available to common shareholders
         and assumed conversions                        $425        5,829,134     $.07         $1,538       6,048,070       $.26
                                                        ====        =========     ====         ======       =========       ====


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

       At March 31, 2001, the Bank's tangible equity ratio was 6.95%, Tier 1 or leverage ratio was 6.95%, Tier 1 risk-based capital ratio was 10.61%, and total risk-based capital ratio was 11.86%. As of March 31, 2001, the Bank was classified as "well capitalized."

(5)    Investment and Mortgage-Backed Securities

       The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated      Carrying
       At March 31, 2001                             Cost         Gains         Losses       Fair Value      Value
       -----------------                          ----------    ----------    ----------     ----------     -------
       Available for Sale:
         Equity investments                       $  3,330      $    7        $  410         $  2,927      $  2,927
         U.S. Government Agencies                    1,000           6            --            1,006         1,006
         Bank deposits                                 391          --            --              391           391
         Corporate bonds                             1,915          --           413            1,502         1,502
         Mortgage-backed securities                240,334       1,921           824          241,431       241,431
                                                  --------      ------        ------         --------      --------
            Total available for sale              $246,970      $1,934        $1,647         $247,257      $247,257
                                                  ========      ======        ======         ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock             $  6,500      $   --        $   --         $  6,500      $  6,500
         U.S. Government Agencies                   15,935          61           286           15,710        15,935
         Municipal bonds                            14,843         339            42           15,140        14,843
                                                  --------      ------        ------         --------      --------
            Total held to maturity                $ 37,278      $  400        $  328         $ 37,350      $ 37,278
                                                  ========      ======        ======         ========      ========

                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated     Carrying
       At December 31, 2000                          Cost         Gains         Losses       Fair Value     Value
       --------------------                       ----------    ----------   ------------    ----------    --------
       Available for Sale:
         Equity investments                        $ 5,436       $   4        $2,446         $  2,994      $  2,994
         U.S. Government Agencies                   16,524         163            --           16,687        16,687
         Bank deposits                                 447          --            --              447           447
         Corporate bonds                             1,913          --           343            1,570         1,570
         Mortgage-backed securities                183,475        1,561        1,568          183,468       183,468
                                                  --------       ------       ------         --------      --------
            Total available for sale              $207,795       $1,728       $4,357         $205,166      $205,166
                                                  ========       ======       ======         ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock             $  6,350       $  --        $   --         $  6,350      $  6,350
         U.S. Government Agencies                   20,755         360         1,885           19,230        20,755
         Municipal bonds                            14,835         202           392           14,645        14,835
                                                  --------       -----        ------         --------     ---------
            Total held to maturity                $ 41,940       $ 562        $2,277         $ 40,225     $  41,940
                                                  ========       =====        ======         ========     =========

(6)    Loans and Leases, Net

       The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                                March 31, 2001                 December 31, 2000
                                                             --------------                 -----------------
                                                          Amount          Percent         Amount          Percent
                                                          ------          -------         ------          -------
       Commercial business                               $185,974          33.42%        $175,972          32.40%
       Commercial real estate                             184,957          33.24          178,874          32.93
       Construction, net of loans in process               68,909          12.38           60,172          11.08
       Single family residential real estate               32,861           5.91           34,676           6.39
       Consumer loans                                      37,373           6.72           37,242           6.86
       Lease financing                                     54,151           9.73           66,166          12.18
       Unearned income                                     (7,768)         (1.40)          (9,983)         (1.84)
                                                         ---------        -------        ---------        -------
          Total loans and leases                          556,457         100.00%         543,119         100.00%
                                                                          =======                         =======
         Allowance for loan and lease losses               (7,708)                         (7,407)
                                                         ---------                       ---------
              Net loans and leases                       $548,749                        $535,712
                                                         =========                       =========

(7)    Allowance for Loan and Lease Losses

       The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

       (Dollars in thousands)                         For the Three Months
                                                          Ended March 31,
                                                      2001               2000
                                                     -----              ------
       Balance beginning of period                   $7,407             $5,927
       Charge-offs:
          Commercial business                           226              1,033
          Commercial real estate                         29                 --
          Single family residential real estate          10                 23
          Lease financing                               517                477
                                                     ------             ------
               Total charge-offs                        782              1,533
                                                     ------             ------
       Recoveries:
          Commercial business                            --                  4
          Consumer loans                                  1                  2
          Lease financing                                35                160
                                                     ------             ------
               Total recoveries                          36                166
                                                     ------             ------
       Net charge-offs                                  746              1,367
       Additions charged to operations                1,047              1,058
                                                     ------             ------
       Balance at end of period                      $7,708             $5,618
                                                     ======             ======

(8)      Investments in Unconsolidated Entities

         Investments in Unconsolidated Entities at March 31, 2001 and December 31, 2000 are detailed below:

         (Dollars in thousands)                                                       March 31, 2001          December 31, 2000
         -----------------------------------------------------------------------------------------------------------------------
         Investment in Ben Franklin/Progress Capital Fund, L.P. (A)                            $2,214                 $2,202
         Other investments in unconsolidated entities (B)                                           2,331                  7,064
         -----------------------------------------------------------------------------------------------------------------------
         Total Investments in Unconsolidated Entities                                          $4,545                 $9,266
         =======================================================================================================================

         (A)  The Company owns approximately 36% of the Ben Franklin/Progress
              Capital Fund, L.P. ("Ben Franklin"), which was formed on December
              30, 1997, and accounts for its investment under the equity method.
              Condensed financial data of Ben Franklin follows:

              Summary of Operations (Dollars in thousands)
              -----------------------------------------------------------------------
              For the three months ended March 31,                                               2001                    2000
              ------------------------------------------------------------------------------------------------------------------
              Revenues                                                                           $115                $   114
              Expenses                                                                             70                     69
              Net decrease in fair value of venture capital investments                           (17)                (2,093)
              ------------------------------------------------------------------------------------------------------------------
              Net increase (decrease) in partners' capital resulting from operations             $ 28                $(2,048)
              ==================================================================================================================
                The Company's equity (loss) in Ben Franklin                                      $ 12                $  (854)
              ==================================================================================================================

              Balance Sheet Data (Dollars in thousands)                                   March 31, 2001       December 31, 2000
              ------------------------------------------------------------------------------------------------------------------
              Assets:
                Venture capital investments, at fair value                                     $3,950                $  4,135
                Cash and temporary investments                                                  1,780                   1,503
                Other assets                                                                      105                     181
              -----------------------------------------------------------------------------------------------------------------
                     Total assets                                                              $5,835                $  5,819
              ==================================================================================================================
              Liabilities and Partners' Capital:
                Liabilities                                                                    $    5                $     17
                Partners' capital                                                               5,830                   5,802
              ------------------------------------------------------------------------------------------------------------------
                     Total liabilities and partners' capital                                   $5,835                $  5,819
              ==================================================================================================================

      (B) During the first quarter of 2001, the Company sold its investment in NewSeasons Assisted Living Communities Series "B" and "C" preferred stock. At the date of sale, the carrying amount of this preferred stock was $5.2 million.

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

(10)   Commitments and Contingencies

       At March 31, 2001, the Company had $193.8 million in loan commitments to extend credit, including unused lines of credit, and $10.7 million in letters of credit outstanding

(11)   Segments

       The following table sets forth selected financial information by business segment for the periods indicated:

                                                                             Private     Insurance/
                                                              Equipment    Equity Fund     Wealth     Other
                                                   Banking     Leasing     Management    Management  Segments    Corporate   Total
                                                   -------    ---------    -----------   ----------  --------    ---------   -----
       (Dollars in thousands)
       Total Assets at:
              March 31, 2001                       $846,902    $45,948        $153         $1,374     $1,199       $9,331   $904,907
              December 31, 2000                     842,901     54,886         114          1,640      1,176       13,532    914,249

       Revenues from continuing operations for:
          the three months ended
              March 31, 2001                          9,368      1,203         614            790        586       (1,384)    11,177
              March 31, 2000                          7,795      1,620         373            869        185        1,634     12,476

       Income from continuing operations for:
         the three months ended
              March 31, 2001                          1,636        169          62            (56)        61       (1,447)       425
              March 31, 2000                            686        261          50           (154)        18          624      1,485

(12)   Qualified Thrift Lender Test

       All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the Home Owners' Loan Act ("HOLA") and regulations of the Office of Thrift Supervision ("OTS) thereunder to avoid certain restrictions on their operations. Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing, small business, and consumer related assets on a monthly average basis in 9 out of every 12 months.

       The Company previously reported that the Bank only complied with this test for 8 out 12 months during 2000. After additional analysis and research, an error was discovered in the calculation of the 2000 QTL ratios; consequently, the Company believes the Bank was in compliance during 2000 and continued to be in compliance during the first quarter of 2001. The Company anticipates formal communication from the OTS requalifying the Bank as a QTL. At March 31, 2001 approximately 66.67% of the Bank's assets were invested in qualified thrift investments.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 2001 data.

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

                                     SUMMARY

The Company recorded net income of $425,000, or diluted earnings per share of $.07, for the three months ended March 31, 2001 compared to $1.5 million, or $.26, respectively, for the three months ended March 31, 2000. Results for the three months ended March 31, 2001 included losses of $2.0 million from client warrants, due to the permanent impairment during the quarter of U.S. Interactive, Inc. common stock obtained through the exercise of client warrants, compared to gains of $2.6 million for the comparable period in 2000, which were primarily due to market appreciation on these same warrants recorded in accordance with FASB 133. The loss was partially offset by a $1.3 million gain on sales of securities in the first quarter of 2001 compared to a $112,000 loss in the first quarter of 2000. Operating earnings, which excludes gains (losses) on sales of securities, equity (loss) in unconsolidated entities, client warrant income (loss), additional loan loss provisions, income from discontinued operations and conversion costs, net of tax, for the first quarter of 2001 were $1.2 million, or diluted earnings per share of $.21, compared to $853,000, or diluted earnings per share of $.14, in the first quarter of 2000. Return on average shareholders' equity was 3.31% and return on average assets was .20% for the three months ended March 31, 2001 compared to 12.81% and .79%, respectively, for the three months ended March 31, 2000.

Net interest income increased to $8.1 million from $7.6 million, and the net interest margin decreased to 4.03% from 4.28%, comparing the three months ended March 3, 2001 and 2000. This margin stability in an environment of sharply declining rates evidences the Company's commitment to managing interest rate risk.

Non-interest income decreased $1.8 million for the three months ended March
31, 2001 compared to the same period in 2000 primarily due to losses of $2.0 million from client warrants, due to the permanent impairment of U.S. Interactive, Inc. common stock obtained through the exercise of client warrants, compared to gains of $2.6 million for the comparable period in 2000, which were primarily due to market appreciation on these same warrants recorded in accordance with FASB 133. The loss was partially offset by a $1.3 million gain on sales of securities in the first quarter of 2001 compared to a $112,000 loss in the first quarter of 2000. Non-interest expense increased by $326,000 primarily due to growth in the Company's financial services operations.

Total assets decreased slightly to $904.9 million at March 31, 2001 from $914.2 million at December 31, 2000. Total deposits decreased to $595.2 million at March 31, 2001 from $617.5 million at December 31, 2000 primarily due to the maturity of wholesale brokered certificates of deposit of $15.0 million.


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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the three months ended March 31, 2001, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. For the three months ended March 31, 2001, cash was used by operating activities primarily for the payment of other liabilities. Cash was used in investing activities primarily due to purchases of mortgage-backed securities. Cash was used by financing activities, primarily due to net decreases in deposits partially offset by the net issuance of borrowings.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                         March 31,        December 31,        March 31,
(Dollars in thousands)                                                     2001              2000               2000
                                                                           ----              ----               ----

Loans and leases accounted for on a non-accrual basis                     $ 6,002          $ 4,034            $4,139
Other real estate owned, net of related reserves                            1,356            1,750                --
                                                                          -------          -------            ------
     Total non-performing assets                                            7,358            5,784             4,139
Accruing loans 90 or more days past due                                     2,971            4,502             4,569
                                                                          --------         --------           -------
     Total underperforming assets                                         $10,329          $10,286            $8,708
                                                                          ========         ========           =======

Non-performing  assets as a  percentage  of net loans and leases
     and other real estate owned                                             1.34%            1.08%              .77%
                                                                          ========         ========           =======
Non-performing assets as a percentage of total assets                         .81%             .63%              .50%
                                                                          ========         ========           =======
Underperforming  assets as a percentage  of net loans and leases
     and other real estate owned                                             1.88%            1.91%             1.63%
                                                                          ========         ========           =======
Underperforming assets as a percentage of total assets                       1.14%            1.13%             1.06%
                                                                          ========         ========           =======

Allowance for loan and lease losses                                       $ 7,708          $ 7,407            $5,618
                                                                          ========         ========           =======

Ratio of allowance for loan and lease losses to
     non-performing loans and leases at end of period                      128.42%          183.61%           135.73%
                                                                           =======          =======           =======

Ratio of allowance for loan and lease losses to underperforming
     loans and leases at end of period                                      85.90%           86.77%            64.52%
                                                                          ========          ========          ========


Non-performing assets increased to $7.4 million at March 31, 2001 from $5.8 million at December 31, 2000, and from $4.1 million at March 31, 2000. The increase in non-performing assets since December 31, 2000 was primarily related to a $1.2 million increase in non-accrual lease financing receivables and a $726,000 increase in non-accrual commercial business loans. The $6.0 million of non-accrual loans at March 31, 2001 primarily consisted of: $2.4 million of lease financing; $1.8 million commercial business loans; $712,000 of loans secured by single family residential property; and $621,000 of commercial mortgages.

Accruing loans 90 or more days past due decreased from $4.5 million at December 31, 2000 to $3.0 million at March 31, 2001. The $3.0 million of accruing loans 90 or more days past due at March 31, 2001 primarily consisted of $2.3 million of commercial mortgages and $510,000 of commercial business loans.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                            March 31, 2001          December 31, 2000          March 31, 2000
                                            ---------------         -----------------          --------------
(Dollars in thousands)                     Amount     Percent      Amount      Percent      Amount       Percent
                                           ------     -------      ------      -------      ------       -------

Delinquencies:
     30 to 59 days                        $ 7,980      1.44%      $ 6,255      1.15%       $ 5,086         .94%
     60 to 89 days                          2,339       .42         1,480       .27          1,342         .25
     90 or more days                        2,971       .53         4,502       .83          4,569         .85
                                          -------      -----      -------      -----       -------        -----
     Total                                $13,290      2.39%      $12,237      2.25%       $10,997        2.04%
                                          =======      =====      =======      =====       =======        =====

                              RESULTS OF OPERATIONS

Net Interest Income

Net interest income, on a tax-equivalent basis, increased $551,000, and the net interest margin decreased to 4.03% from 4.28%, comparing the three months ended March 31, 2001 and 2000. The Company's cost of funds increased 40 basis points, whereas its rate on earning assets decreased 1 basis point and the positive effect of net interest-free funding sources increased 16 basis points in comparison with the three months ended March 31, 2000. The decrease in the margin was primarily due to higher yielding certificates of deposit.


Provision for Loan and Lease Losses

During the three months ended March 31, 2001, the Company recorded a $1.0 million provision for loan and lease losses; a slight decrease of $11,000 compared with the same period in 2000. Although the Company's total classified loans increased $1.9 million from December 31, 2000, $4.5 million in loans were moved into a higher risk classification; resulting in the Company recording an additional provision of $500,000 during the first quarter of 2001. The three months ended March 31, 2000 included an additional provision of $450,000 due to the liquidation and partial charge-off of a large commercial business loan and a more aggressive charge-off policy for the lease portfolio.

At March 31, 2001, the allowance for loan and lease losses amounted to $7.7 million or 1.39% of total loans and leases and 128.42% of total non-performing loans and leases. At December 31, 2000, the allowance for loan and lease losses amounted to $7.4 million or 1.36% of total loans and leases and 183.61% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the three months ended March 31, 2001, amounted to $3.1 million, compared to $4.9 million for the same period in 2000. During the quarter, the Company recognized losses of $2.0 million from client warrants compared to gains of $2.6 million in the same period of 2000. Loss in the unconsolidated entities was $27,000 during the quarter ended March 31, 2001 compared with losses of $955,000 in the 2000 quarter. The 2000 losses in the unconsolidated entities primarily relate to the Ben Franklin mezzanine debt fund and NewSpring Ventures capital fund. Securities gains of $1.3 million were realized during the first quarter of 2001 compared to losses of $112,000 for the same quarter of 2000. Securities gains during 2001 included a $708,000 gain on the disposition of the Company's investment in NewSeasons Assisted Living Communities Series B and C stock. Fee income increased $650,000 primarily due to management fees generated by the Company's subsidiary Progress Capital Management, Inc., and consulting fees generated by the Company's subsidiary
KMR Management, Inc.

Non-interest Expense

Total non-interest expense was $9.5 million for the quarter ended March 31, 2001 compared to $9.2 million for the quarter ended March 31, 2000. Excluding non-recurring expense of $124,000 in 2000 related to conversion costs, non-interest expense increased $450,000. This increase was primarily due to increases in salaries and employee benefits of $206,000 as a result of additional employees to staff new bank branches, the acquisition of KMR Management, Inc., and from other new positions established within the Company. Professional services expense increased $200,000 mainly due to the business activities of KMR. Capital securities expense increased $162,000 due to the issuance of $6.0 million of 11.445% capital securities in July 2000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Item 7A, filed with the Securities and Exchange Commission on March 22, 2001. The market risk of the Company has not experienced any significant changes as of March 31, 2001.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

    None.

(b) Reports on Form 8-K

    On January 26, 2001, the Company filed a Current Report on Form 8-K/A with the Securities and Exchange Commission reporting under Item 5 the announcement of its fourth quarter 2000 earnings, the distribution of a analyst package and the declaration of its quarterly cash dividend.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Progress Financial Corporation



    May 10, 2001                       /s/ W. Kirk Wycoff
--------------------                  --------------------------------------
    Date                               W. Kirk Wycoff, Chairman, President and
                                       Chief Executive Officer




    May 10, 2001                       /s/ Michael B. High
---------------------                 ---------------------------------------
    Date                               Michael B. High,
                                       Executive Vice President and
                                       Chief Financial Officer