Form 10-Q
period 2001-06-30
PROGRESS FINANCIAL CORP
filed 2001-08-13
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2001.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________________.

Commission File Number: 0-14815


                         Progress Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   23-2413363
--------                                                -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


4 Sentry Parkway
Suite 200
Blue Bell, Pennsylvania                                  19422
-----------------------                                  ------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (610) 825-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X ____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)                     5,584,361
------------------------------  ------------------------------------------------
     Title of Each Class        Number of Shares Outstanding as of July 31, 2001

                         Progress Financial Corporation
                                Table of Contents



                     PART I - Interim Financial Information
                                                                           Page

Item 1.  Interim Financial Statements

         Consolidated Interim Statements of Financial Condition as of
         June 30, 2001 (unaudited) and December 31, 2000 (audited)...........3

         Consolidated Interim Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited).............4

         Consolidated Interim Statements of Changes in Shareholders'
         Equity and Comprehensive Income for the six months
         ended June 30, 2001 and 2000 (unaudited)............................5

         Consolidated Interim Statements of Cash Flows for the
         six  months ended June 30, 2001 and 2000 (unaudited)................6

         Notes to Consolidated Interim Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (unaudited)..................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........17



                           PART II - Other Information


Item 1.  Legal Proceedings..................................................17

Item 2.  Changes in Securities..............................................16

Item 3.  Defaults upon Senior Securities....................................16

Item 4.  Submission of Matters to a Vote of Security Holders................17

Item 5.  Other Information..................................................17

Item 6.  Exhibits and Reports on Form 8-K...................................18

         Signatures.........................................................19

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Consolidated Interim Statements of Financial Condition
(Dollars in thousands)                                                                        June 30,       December 31,
                                                                                                2001            2000
                                                                                            -----------      ------------
                                                                                            (unaudited)       (audited)
Assets Cash and due from banks:
   Non-interest-earning                                                                     $  16,631         $  25,360
   Interest-earning                                                                            11,342            59,637
Investment and mortgage-backed securities [Note 5]:
   Available for sale at fair value (amortized cost:  $245,637 and $207,795)                  245,794           205,166
   Held to maturity at amortized cost (fair value:  $37,330 and $40,225)                       37,570            41,940
Loans and leases, net [Note 6] (net of  reserves[Note 7]:  $10,309 and $7,407)                555,981           535,712
Investments in unconsolidated entities [Note 8]                                                 4,086             9,266
Premises and equipment, net                                                                    19,945            18,343
Other assets                                                                                   23,021            18,825
                                                                                             --------          --------
       Total assets                                                                          $914,370          $914,249
                                                                                             ========          ========

Liabilities, Capital Securities and Shareholders' Equity
Liabilities:
     Deposits:
         Non-interest-bearing                                                               $  76,588         $  88,356
         Interest-bearing                                                                     556,283           529,187
     Short-term borrowings:
         Securities sold under agreement to repurchase                                         48,500            53,700
         Other short-term borrowings                                                              549            25,660
     Other liabilities                                                                         12,073            31,954
     Long-term debt:
         Federal Home Loan Bank advances                                                      127,000           102,000
         Other debt                                                                            20,500            10,000
     Subordinated debt                                                                          3,000             3,000
                                                                                             --------          --------
     Total liabilities                                                                        844,493           843,857
                                                                                             ========          ========
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation [Note 9]                 20,246            20,232
Commitments and contingencies [Note 10]
Shareholders' equity [Note 4]:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares authorized but            --                --
unissued
     Common stock - $1 par value; 12,000,000 shares authorized: 5,836,000 and
            5,814,000 shares issued and outstanding; including treasury shares of 84,000 and 125,000 and unallocated shares held by the Employee
            Stock Ownership Plan of
            189,000 and 0                                                                       5,836             5,814
     Other common shareholders' equity, net                                                    43,747            46,145
     Net accumulated other comprehensive income (loss)                                             48            (1,799)
                                                                                             --------          --------
     Total shareholders' equity                                                                49,631            50,160
                                                                                             --------          --------
       Total liabilities, capital securities and shareholders' equity                        $914,370          $914,249
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Operations (unaudited)
(Dollars in thousands, except per share data)


                                                                       For the Three Months       For the Six Months
                                                                          Ended June 30,            Ended June 30,
                                                                        2001          2000         2001        2000
                                                                      -------       -------      -------     -------
Interest income:
   Loans and leases, including fees                                   $12,208       $12,506      $24,883     $24,451
   Mortgage-backed securities                                           3,835         2,462        7,112       4,526
   Investment securities                                                  639         1,016        1,629       1,979
   Other                                                                  224           347          580         586
                                                                      -------       -------      -------     -------
       Total interest income                                           16,906        16,331       34,204      31,542
                                                                      -------       -------      -------     -------

Interest expense:
   Deposits                                                             6,134         5,632       12,800      10,841
   Short-term borrowings                                                  696         1,082        1,343       1,970
   Long-term and subordinated debt                                      2,082         1,686        3,948       3,204
       Total interest expense                                           8,912         8,400       18,091      16,015

Net interest income                                                     7,994         7,931       16,113      15,527
Provision for loan and lease losses                                     3,554         1,175        4,601       2,233
                                                                      -------       -------      -------     -------
Net interest income after provision for loan and lease losses           4,440         6,756       11,512      13,294
                                                                      -------       -------      -------     -------

Non-interest income:
   Service charges on deposits                                            623           687        1,208       1,229
   Lease financing fees                                                   242           374          519         664
   Mutual fund, annuity and insurance commissions                         981           960        1,781       1,839
   Loan brokerage and advisory fees                                       365           541          588       1,062
   Private equity fund management fees                                    615           632        1,229       1,006
   Gain (loss) on sale of securities                                      (21)            2        1,237        (110)
   Loss in unconsolidated entities                                       (551)       (1,042)        (578)     (1,997)
   Client warrant income (loss)                                             1           985       (1,958)      3,585
   Fees and other                                                       1,030           785        2,317       1,526
                                                                      -------       -------      -------     -------
       Total non-interest income                                        3,285         3,924        6,343       8,804
                                                                      -------       -------      -------     -------

Non-interest expense:
   Salaries and employee benefits                                       4,983         5,087        9,973       9,871
   Occupancy                                                              633           513        1,246       1,108
   Data processing                                                        276           231          491         636
   Furniture, fixtures and equipment                                      572           560        1,118       1,028
   Professional services                                                  915           524        1,730       1,139
   Capital securities expense                                             572           399        1,133         798
   Other                                                                1,874         1,828        3,654       3,756
                                                                      -------       -------      -------     -------
       Total non-interest expense                                       9,825         9,142       19,345      18,336
                                                                      -------       -------      -------     -------

Income (loss) from continuing operations before income taxes           (2,100)        1,538       (1,490)      3,762
Income tax expense (benefit)                                             (731)          529         (546)      1,268
                                                                      -------       -------      -------     -------
       Income (loss) from continuing operations                        (1,369)        1,009         (944)      2,494
Discontinued operations (Note 2):
   Gain on sale of discontinued teleservices operations, net of tax        --         1,513           --       1,513
   Income from discontinued teleservices operations, net of tax            --            61           --         114
                                                                      -------       -------      -------     -------
              Net income (loss)                                       $(1,369)      $ 2,583      $  (944)    $ 4,121
                                                                      =======       =======      =======     =======

Basic income (loss) from continuing operations per common share         $(.24)         $.18        $(.17)       $.43
                                                                        =====          ====        =====        ====
Diluted income (loss) from continuing operations per common share       $(.23)         $.17        $(.16)       $.42
                                                                        =====          ====        =====        ====
Basic earnings (loss) per common share                                  $(.24)         $.45        $(.17)       $.71
                                                                        =====          ====        =====        ====
Diluted earning (loss) per common share                                 $(.23)         $.43        $(.16)       $.69
                                                                        =====          ====        =====        ====
Dividends per common share                                               $.06          $.05         $.12        $.10
                                                                        =====          ====        =====        ====
Basic average common shares outstanding                             5,584,582     5,795,006    5,634,483   5,820,851
                                                                    =========     =========    =========   =========
Diluted average common shares outstanding                           5,715,918     5,991,080    5,773,018   6,019,440
                                                                    =========     =========    =========   =========

See Notes to Consolidated Interim Financial Statements.



Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income (unaudited)
(Dollars in thousands)

                                                                                                Net
                                                                 Unearned                    Accumulated
                                                      Unearned Compensation                    Other                      Total
                                      Common Treasury   ESOP    Restricted Capital Retained Comprehensive ComprehensiveShareholders'
                                       Stock  Stock    Shares     Stock    Surplus Earnings    Income      Income(Loss)   Equity
                                                                                               (Loss)
                                     -----------------------------------------------------------------------------------------------

For the six months ended June 30, 2001:
Balance at December 31, 2000          $5,814 $(1,245)   $  --      $(858)   $44,400  $3,848   $(1,799)                    $50,160
Issuance of stock under employee
  benefit plans (23,326 common shares)    23      --       --        196        131      --        --                         350
Retirement of restricted stock awards
  (1,042 common shares)                   (1)     --       --         12        (11)     --        --                          --
Net loss                                  --      --       --         --         --    (944)       --       $ (944)          (944)
Other comprehensive income,
  net of tax (a)                          --      --       --         --         --      --     1,847        1,847          1,847
                                                                                                           ------
Net comprehensive income                                                                                   $  903
                                                                                                           ======
Purchase of treasury stock
  (147,500 treasury shares)               --  (1,105)      --         --         --      --        --                      (1,105)
Shares acquired for ESOP(188,700 ESOP
shares)                                   --   1,722   (1,500)        --         --    (222)                                   --
Cash dividend declared                    --                                           (677)       --                        (677)
                                       ------ ------  -------     ------    -------  ------    ------                     -------
Balance at June 30, 2001               $5,836 $ (628) $(1,500)     $(650)   $44,520  $2,005   $    48                     $49,631
                                       ====== ======= =======     ======    =======  ======   =======                     =======


For the six months ended June 30, 2000:

Balance at December 31, 1999          $5,680  $(1,963) $  (64)   $(1,051)   $42,612  $1,361    $1,234                     $47,809
Issuance of stock under employee
  benefit plans (12,252 common shares;
  3,654 treasury shares; 14,011 ESOP      12       48      64        192        207      --        --                         523
  shares)
Net income                                --       --      --         --         --   4,121        --       $4,121          4,121
Other comprehensive loss,
  net of tax (a)                          --       --      --         --         --      --    (4,983)      (4,983)        (4,983)
                                                                                                            ------
Net comprehensive loss                                                                                      ($ 862)
                                                                                                            ======
Purchase of treasury stock
   (81,000 treasury shares)               --     (920)     --         --         --      --        --                        (920)
Acquisition of subsidiary
   (60,000 treasury shares)               --      800      --         --         --      --        --                         800
Cash dividend declared                    --       --      --         --         --    (555)                                 (555)
                                       ------ -------  ------     ------    -------  ------   -------                     -------
Balance at June 30, 2000               $5,692 $(2,035) $   --     $ (859)   $42,819  $4,927   $(3,749)                    $46,795
                                       ====== =======  ======     ======    =======  ======   =======                     =======




(a)  For six  months ended June 30,                                                     2001     2000
                                                                                        ----     ----
     Calculation of other comprehensive income (loss) net of tax:
     Unrealized holding gains (losses) arising during the period, net of tax           $2,663  ($5,055)
     Less: Reclassification for gains (losses) included in net income, net of tax         816      (72)
                                                                                       ------  -------
  Other comprehensive income (loss), net of tax                                        $1,847  $(4,983)
                                                                                       ======  =======

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Cash Flows (unaudited)
(Dollars in thousands)

For the six months ended June 30,                                                                            2001            2000
                                                                                                            ------          ------
Cash flows from operating activities:
   Income (loss) from continuing operations                                                                $ (944)        $ 2,494
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                                          1,322           1,317
     Provision for loan and lease losses                                                                    4,601           2,233
     Client warrant (income) loss                                                                           1,958          (3,585)
     (Gain) loss on sale of securities available for sale                                                  (1,237)            110
     Gain on sale of loans and leases                                                                        (306)           (159)
     Accretion of deferred loan and lease fees and expenses                                                (1,250)         (1,166)
     Amortization of premiums/accretion of discounts on securities                                            441             151
     Loss in unconsolidated entities                                                                          578           1,997
     Other, net                                                                                               257             162
   Net proceeds from sales of trading securities                                                               --             996
   (Increase) decrease in other assets                                                                     (4,035)            636
   Decrease in other liabilities                                                                          (20,138)         (3,259)
                                                                                                          -------         -------
     Net cash flows provided by (used in) continuing operations                                           (18,753)          1,927
       Net cash flows used in discontinued teleservices operations                                             --          (1,923)
                                                                                                          -------         -------
          Net cash flows provided by (used in) in operating activities                                   (18,753)               4
Cash flows from investing activities:
   Capital expenditures                                                                                   (2,786)          (3,035)
   Purchases of investments and mortgage-backed securities available for sale                           (110,262)         (47,404)
   Purchases of investment securities held to maturity                                                      (714)            (778)
   Repayments on investment and mortgage-backed securities available for sale                             38,072            7,595
   Proceeds from sales, maturity and calls of investment and mortgage-backed securities
     available for sale                                                                                   32,474            3,058
   Proceeds from call of investment security held to maturity                                              5,099               --
   Proceeds from sale of investment in NewSeasons Assisted Living Communities
      Series B and C preferred stock                                                                       1,792               --
   Proceeds from sale of loans and leases                                                                 13,591            6,447
   Proceeds from sale of AMIC division of Progress Reality Services, Inc.                                    500               --
   Proceeds from sale of discontinued teleservices operations                                                 --            4,935
   Investment in real estate owned                                                                          (762)              --
     Proceeds from sale of real estate owned                                                               1,279               --
   Net increase in loans and leases                                                                      (34,778)         (50,663)
   Net investment in unconsolidated entities                                                                (627)            (231)
   Other, net                                                                                                 --             (200)
                                                                                                         -------          -------
          Net cash flows used in investing activities                                                    (57,122)         (80,276)
Cash flows from financing activities:                                                                    -------          -------
   Net increase (decrease) in demand, NOW and savings deposits                                            (3,102)          30,422
   Net increase in time deposits                                                                          18,409           18,472
   Net increase (decrease) in short-term borrowings                                                      (30,311)           2,863
   Proceeds from issuance of long-term debt                                                               45,500           25,500
   Repayment of long-term debt                                                                           (10,000)              --
   Dividends paid                                                                                           (677)            (555)
   Purchase of treasury shares                                                                            (1,105)            (920)
   Net proceeds from issuance of stock under employee benefit plans                                          137              148
                                                                                                         -------          -------
          Net cash flows provided by financing activities                                                 18,851           75,930
                                                                                                         -------          -------
Net decrease in cash and cash equivalents                                                                (57,024)          (4,342)
Cash and cash equivalents:
   Beginning of year                                                                                      84,997           39,926
                                                                                                         -------          -------
   End of period                                                                                         $27,973          $35,584
                                                                                                         =======          =======
Supplemental disclosures:
   Non-monetary transfers:
       Notes received in sale of investment in NewSeasons Assisted Living Communities Series B
          and C preferred stock                                                                          $ 4,180           $   --
                                                                                                         =======          =======
       Treasury shares issued in purchase of subsidiary                                                  $    --           $  800
                                                                                                         =======          =======

See Notes to Consolidated Interim Financial Statements.


NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


(1)  Basis of Presentation
     ---------------------
     In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2001. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Development Corp., Progress Capital Management, Inc., Progress Financial Resources, Inc. and KMR Management, Inc. All significant intercompany transactions have been eliminated.

(2)  Discontinued Operations
     -----------------------
     During the second quarter of 2000, the Company decided to sell its teleservicing assets to move toward focusing on its core financial services competencies. Prior period presentation has been changed to reflect the requirement of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," so that discontinued operations of Procall Teleservices, Inc. are separated from the continued operations of the Company as a whole.

(3)  Recent Accounting Pronouncements
     --------------------------------
     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Extinguishments of Liabilities," ("FAS 140"). FAS 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. FAS 140 established new collateral pledged and accepted disclosure requirements, revised collateral recognition requirements and established new securitization disclosures effective for fiscal years ending after December 15, 2000. The Company did not experience a material change to its results of operations as a result of adopting FAS 140.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combination," ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 is effective for all business combinations initiated after June 30, 2001, requires the purchase method for those business combinations, and prohibits the pooling-of-interests method. The provisions of FAS 141, which address the financial accounting and reporting for goodwill and other intangibles created, and for other intangibles acquired, in a business combination, apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. FAS 141 does not effect the Company's results of operations. FAS 142 addresses the financial accounting and requires new reporting disclosures for acquired goodwill and other intangible assets, but not those acquired in a business combination, and for goodwill and other intangible assets after they have been initially recognized in the financial statements. Goodwill will not be amortized; it will be annually tested for impairment using specific guidance under FAS
     142. Other intangible assets that have indefinite useful lives will not be amortized; they will also be annually tested for impairment using specific guidance under FAS 142. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, or the best estimate of their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001; however, goodwill and other intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions. The Company is currently evaluating the impact FAS 142 will have to its results of operations.

(4)  Shareholders' Equity

     Office of Thrift Supervision Directive
     --------------------------------------
     During July 2001, the Company's Board of Directors approved a resolution to comply with the terms of a directive issued by the Office of Thrift Supervision ("OTS") that requires the Bank to (i) reduce its lending to early stage technology companies; (ii) increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance; and (iii) increase its valuation allowance and implement improved credit review and monitoring programs. In addition, the Company will not pay cash dividends on its capital stock until the Bank achieves the required capital levels and has implemented an acceptable capital plan. As such, the Company has suspended the quarterly cash dividend on its common stock and its stock repurchase program and will undertake to achieve capital compliance as promptly as possible. The increased capital levels reflect the Bank's level of business lending particularly in the technology sector and continued economic concerns.

     Stock Repurchase Program
     ------------------------
     On December 14, 2000, the Company announced the authorization of a new stock repurchase program to repurchase up to 285,000 shares, or five percent, of its outstanding common stock. Under this new program 2,300 shares were repurchased during 2000 and 147,500 shares were repurchased during the six months ended June 30, 2001. As discussed above, future repurchases have been suspended until the Bank has achieved capital compliance under the OTS directive.

     Employee Stock Ownership Plan
     -----------------------------
     In June 2001, the Employee Stock Ownership Plan ("ESOP") borrowed funds from a third party to purchase 188,700 shares of the Company's stock to be distributed for the ESOP trust. For information regarding the plan, see the Company's Annual Report on Form 10-K for the year ended
     December 31, 2000,   Note  18  to  the   consolidated   financial
     statements.

     Earnings per Share
     ------------------
     The following table presents a summary of per share data and amounts for the periods included. All prior period information has been restated to reflect the 5% stock dividend distributed to shareholders on August 11, 2000.

                                                                          For the three months ended June 30,
     (Dollars in thousands, except per share data)
                                                                      2001                                    2000
                                                       -----------------------------------     ------------------------------------
                                                                                 Per Share                                Per Share
                                                       Income         Shares       Amount         Income       Shares       Amount
                                                       ------         ------     ---------        ------       ------     ---------
     Basic Earnings Per Share:
         Income (loss) from continuing operations
           available to common shareholders            $(1,369)      5,584,582    $(.24)        $ 1,009       5,795,006      $.18
         Income from discontinued operations                --       5,584,582       --           1,574       5,795,006       .27
                                                       -------       ---------    -----         -------       ----------     ----
         Total income (loss) available to common
           shareholders                                 (1,369)      5,584,582    $.(24)          2,583       5,795,006      $.45
                                                                                  =====                                      ====
     Effect of Dilutive Securities:
         Options                                            --         131,336       --              --         196,074        --
                                                                     ---------                                ---------
     Diluted Earnings Per Share:
         Income (loss) from continuing operations
         available to common shareholders and assumed
         conversions                                    (1,369)      5,715,918    $(.23)          1,009       5,991,080      $.17

         Income from discontinued operations                --       5,715,918       --           1,574       5,991,080       .26
                                                       -------                    -----         -------                      ----
     Total income (loss) available to common
         shareholders and assumed conversions          $(1,369)      5,715,918    $.(23)        $ 2,583       5,991,080      $.43
                                                       =======       =========    =====         =======       =========      ====



                                                                           For the six months ended June 30,
     (Dollars in thousands, except per share data)                       2001                                  2000
                                                        ----------------------------------    -------------------------------------
                                                                                 Per Share                               Per Share
                                                         Income       Shares       Amount      Income       Shares         Amount
                                                         ------       ------     ---------     ------       ------       ---------
     Basic Earnings Per Share:
         Income (loss) from continuing operations
           available to common shareholders              $(944)      5,634,483    $(.17)      $ 2,494      5,820,851        $.43
         Income from discontinued operations                --       5,634,483       --         1,627      5,820,851         .28
                                                         -----       ---------    -----       -------      ---------        ----
         Total income (loss) available to common
           shareholders                                   (944)      5,634,483    $(.17)        4,121      5,820,851        $.71
                                                                                  =====                                     ====
     Effect of Dilutive Securities:
         Options                                            --         138,535       --            --        198,589          --
                                                                     ---------                             ---------
      Diluted Earnings Per Share:
        Income (loss) from continuing operations
         available to common shareholders and assumed
         conversions                                      (944)      5,773,018    $(.16)        2,494       6,019,440       $.42

         Income from discontinued operations                --       5,773,018       --         1,627       6,019,440        .27
                                                         -----                    -----       -------                       ----
     Total income (loss) available to common
         shareholders and assumed conversions            $(944)      5,773,018    $(.16)      $ 4,121       6,019,440       $.69
                                                         =====       =========    =====       =======       =========       ====

     Capital  Resources
     -----------------

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 specific capital categories were defined based on an institution's capital ratios. To be considered "well capitalized," an institution must generally have a tangible equity ratio of at least 2%, a Tier 1 or leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Under the OTS directive discussed above, the Bank must increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance.

     At June 30, 2001, the Bank's tangible equity ratio was 6.81%, Tier 1 or leverage ratio was 6.83%, Tier 1 risk-based capital ratio was 10.32%, and total risk-based capital ratio was 11.57%. As of June 30, 2001, the Bank was classified as "well capitalized."

(5)  Investment and Mortgage-Backed Securities

     The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated     Carrying
       At June 30, 2001                              Cost         Gains         Losses       Fair Value      Value
                                                   ---------    ----------    ----------     ----------    --------
       Available for Sale:
         Equity investments                         $  3,332      $   14        $  378       $  2,968      $  2,968
         U.S. Government Agencies                      1,000           3            --          1,003         1,003
         Bank deposits                                   447          --            --            447           447
         Corporate bonds                               1,916          --           368          1,548         1,548
         Mortgage-backed securities                  238,942       1,766           880        239,828       239,828
                                                    --------      ------        ------       --------      --------
            Total available for sale                $245,637      $1,783        $1,626       $245,794      $245,794
                                                    ========      ======        ======       ========      ========
       Held to Maturity:
          Federal Home Loan Bank Stock              $  6,500      $   --        $   --       $  6,500      $  6,500
         U.S. Government Agencies                     16,220          96           366         15,950        16,220
         Municipal bonds                              14,850         352           322         14,880        14,850
                                                    --------      ------        ------       --------      --------
            Total held to maturity                  $ 37,570      $  448        $  688       $ 37,330      $ 37,570
                                                    ========      ======        ======       ========      ========

                                                                    Gross         Gross
      (Dollars in thousands)                       Amortized     Unrealized   Unrealized     Estimated     Carrying
      At December 31, 2000                            Cost         Gains        Losses       Fair Value      Value
      --------------------                         ---------     ----------   ----------     ----------    --------
      Available for Sale:
         Equity investments                         $  5,436      $    4        $2,446       $  2,994      $  2,994
         U.S. Government Agencies                     16,524         163            --         16,687        16,687
         Bank deposits                                   447          --            --            447           447
         Corporate bonds                               1,913          --           343          1,570         1,570
         Mortgage-backed securities                  183,475       1,561         1,568        183,468       183,468
                                                    --------      ------        ------       --------      --------
            Total available for sale                $207,795      $1,728        $4,357       $205,166      $205,166
                                                    ========      ======        ======       ========      ========
      Held to Maturity:
         Federal Home Loan Bank Stock              $   6,350      $   --        $   --       $  6,350      $  6,350
         U.S. Government Agencies                     20,755         360         1,885         19,230        20,755
         Municipal bonds                              14,835         202           392         14,645        14,835
                                                    --------      ------        ------       --------      --------
            Total held to maturity                 $  41,940      $  562        $2,277       $ 40,225      $ 41,940
                                                    ========      ======        ======       ========      ========

(6)  Loans and Leases, Net

     The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                                June 30, 2001                  December 31, 2000
                                                             -------------                  -----------------
                                                          Amount          Percent         Amount          Percent
                                                          ------          -------         ------          -------
       Commercial business                               $190,791          33.69%        $175,972          32.40%
       Commercial real estate                             188,631          33.31          178,874          32.93
       Construction, net of loans in process               69,998          12.36           60,172          11.08
       Single family residential real estate               32,230           5.69           34,676           6.39
       Consumer loans                                      40,404           7.13           37,242           6.86
       Lease financing                                     51,627           9.12           66,166          12.18
       Unearned income                                     (7,391)         (1.30)          (9,983)         (1.84)
                                                         --------         ------         --------         ------
          Total loans and leases                          566,290         100.00%         543,119         100.00%
         Allowance for loan and lease losses              (10,309)        ======           (7,407)        ======
                                                         --------                        --------
              Net loans and leases                       $555,981                        $535,712
                                                         ========                        ========

(7)  Allowance for Loan and Lease Losses

     The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

       (Dollars in thousands)                                    For the Three Months           For the Six Months
                                                                    Ended June 30,                Ended June 30,
                                                                  2001         2000                2001       2000
                                                                 ------       ------              ------     ------
       Balance beginning of period                              $ 7,708       $5,618            $ 7,407      $5,927
       Charge-offs:
          Commercial business                                       311           --                537       1,033
          Commercial real estate                                      2           --                 31          --
          Single family residential real estate                      --           29                 10          52
          Consumer loans                                             21           --                 21          --
          Lease financing                                           715          513              1,232         990
                                                                -------       ------            -------      ------
               Total charge-offs                                  1,049          542              1,831       2,075
                                                                -------       ------            -------      ------
        Recoveries:
          Commercial business                                         3           67                  3          71
          Commercial real estate                                     --            7                 --           7
          Consumer loans                                             --            1                  1           3
          Lease financing                                            93          201                128         361
                                                                -------       ------            -------      ------
               Total recoveries                                      96          276                132         442
                                                                -------       ------            -------      ------
       Net charge-offs                                              953          266              1,699       1,633
       Additions charged to operations                            3,554        1,175              4,601       2,233
                                                                -------       ------            -------      ------
       Balance at end of period                                 $10,309       $6,527            $10,309      $6,527
                                                                =======       ======            =======      ======

(8)  Investments in Unconsolidated Entities

     Investments in Unconsolidated Entities at June 30, 2001 and December 31, 2000 are detailed below:

         (Dollars in thousands)                                                         June 30, 2001         December 31, 2000
         -----------------------------------------------------------------------------------------------------------------------
         Investment in Ben Franklin/Progress Capital Fund, L.P. (A)                            $2,218                 $2,202
         Other investments in unconsolidated entities (B)                                       1,868                  7,064
         -----------------------------------------------------------------------------------------------------------------------
         Total Investments in Unconsolidated Entities                                          $4,086                 $9,266
         =======================================================================================================================

         (A)  The Company owns approximately 36% of the Ben Franklin/Progress
              Capital Fund, L.P. ("Ben Franklin"), which was formed on December
              30, 1997, and accounts for its investment under the equity method.
              Condensed financial data of Ben Franklin follows:

              Summary of Operations (Dollars in thousands)
              -----------------------------------------------------------------------
              For the six months ended June 30,                                                  2001                 2000
              ------------------------------------------------------------------------------------------------------------------
              Revenues                                                                           $212               $    218
              Expenses                                                                            155                    140
              Net decrease in fair value of venture capital investments                           (20)                (4,398)
              ------------------------------------------------------------------------------------------------------------------
              Net increase (decrease) in partners' capital resulting from operations             $ 37                $(4,320)
              ==================================================================================================================
                The Company's equity (loss) in Ben Franklin                                      $ 16                $(1,802)
              ==================================================================================================================

              Balance Sheet Data (Dollars in thousands)                                   June 30, 2001        December 31, 2000
              ------------------------------------------------------------------------------------------------------------------
              Assets:
                Venture capital investments, at fair value                                     $3,985                $  4,135
                Cash and temporary investments                                                  1,761                   1,503
                Other assets                                                                       98                     181
              ------------------------------------------------------------------------------------------------------------------
                     Total assets                                                              $5,844                $  5,819
              ==================================================================================================================
              Liabilities and Partners' Capital:
                Liabilities                                                                    $    5                $     17
                Partners' capital                                                               5,839                   5,802
              ------------------------------------------------------------------------------------------------------------------
                     Total liabilities and partners' capital                                   $5,844                $  5,819
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

(10) Commitments and Contingencies

     At June 30, 2001, the Company had $201.4 million in loan commitments to extend credit, including unused lines of credit, and $13.0 million in letters of credit outstanding

(11) Segments

     The following table sets forth selected financial information by business segment for the periods indicated:

                                                                            Private      Insurance/
                                                              Equipment   Equity Fund     Wealth      Other
                                                   Banking     Leasing     Management    Management  Segments   Corporate    Total
                                                   -------    ---------   -----------   -----------  --------   ---------    -----
       (Dollars in thousands)
       Total Assets at:
              June 30, 2001                        $856,791   $45,427          $105        $1,136     $1,113    $ 9,798    $914,370
              December 31, 2000                     842,901    54,886           114         1,640      1,176     13,532     914,249


       Revenues from continuing operations for:
          the three months ended
              June 30, 2001                           8,718       986           615            973       569      (582)      11,279
              June 30, 2000                           8,485     1,780           629            946       252      (237)      11,855
           the six months ended
              June 30, 2001                          18,086     2,189         1,229          1,763     1,155    (1,966)      22,456
              June 30, 2000                          16,280     3,400         1,002          1,815       437     1,397       24,331

       Income from continuing operations for:
         the three months ended
              June 30, 2001                           (683)       159            53             13         7      (918)      (1,369)
              June 30, 2000                           1,110       370           129             33       (25)     (608)       1,009
           the six months ended
              June 30, 2001                             953       328           115           (43)        68    (2,365)        (944)
              June 30, 2000                           1,796       631           179          (121)        (7)       16        2,494

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

     The Company previously reported that the Bank only complied with this test for only 8 out 12 months during 2000 and was out of compliance as a QTL. After additional analysis and research, an error was discovered in the calculation of the 2000 QTL ratios; consequently, the Bank was in compliance during 2000 and continued to be in compliance during the first six months of 2001. The Company received formal communication from the OTS requalifying the Bank as a QTL. At June 30, 2001 approximately 67.06% of the Bank's assets were invested in qualified thrift investments.


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

                                     SUMMARY

The Company recognized a net loss of $1.4 million, or a $.23 loss per diluted share, for the three months ended June 30, 2001 compared to net income of $2.6 million, or diluted earnings per share of $.43, for the second quarter of 2000. Operating earnings, which excludes gains (losses) on sales of securities, loss in unconsolidated entities, client warrant income (loss), additional loan loss provisions, income from discontinued operations and conversion costs, net of tax, for the second quarter of 2001 were $988,000, or diluted earnings per share of $.18, compared to $1.5 million, or diluted earnings per share of $.25 in the second quarter of 2000. Results for the three months ended June 30, 2001 included a $3.6 million provision for loan and lease losses compared to $1.2 million in the same period in 2000. The increase was undertaken due to increases in non-performing loans and leases, loan and lease growth and continued economic concerns. During the second quarter of 2001, loss in unconsolidated entities was $551,000 primarily relating to NewSpring Ventures capital fund compared to a $1.0 million loss for the second quarter of 2000 primarily relating to the Ben Franklin mezzanine debt fund. Loss on average shareholders' equity was 10.57% and loss on average assets was .61% for the three months ended June 30, 2001 compared to returns of 22.69% and 1.27%, respectively, for the three months ended June 30, 2000.

For the six months ended June 30, 2001, a net loss of $944,000 was recognized, or a $.16 loss per diluted share, compared to net income of $4.1 million or, diluted earnings per share of $.69. Operating earnings, net of tax, for the six months ended June 30, 2001 were $2.2 million or diluted earnings per share of $.39 compared to $2.4 million or diluted earnings per share of $.39 for the same period in 2000. Results for the six months ended June 30, 2001 included losses of $2.0 million from client warrants, due to the permanent impairment of equity securities received from warrants, compared to gains of $3.6 million for the comparable period in 2000, which were primarily due to market appreciation on these same warrants recorded in accordance with FASB 133. The provision for loan and leases losses was $4.6 million for the six months ended June 30, 2001 as compared to $2.2 million for the same period in 2000. Loss on average shareholders' equity was 3.66% and loss on average assets was .21% for the six months ended June 30, 2001 compared to returns of 17.60% and 1.04%, respectively, for the six months ended June 30, 2000.

Net interest income increased slightly to $8.0 million from $7.9 million, and the net interest margin decreased to 3.79% from 4.25%, comparing the three months ended June 30, 2001 and 2000. Net interest income increased to $16.1 million from $15.5 million, and the net interest margin decreased to 3.90% from 4.26%, comparing the six months ended June 30, 2001 and 2000. The Company continues its commitment to managing interest rate risk despite the margin being depressed by an environment of sharply declining rates as evidenced by a 275 basis point decrease in short term rates during the first six months of 2001.

Non-interest income decreased $639,000 for the three months ended June 30, 2001 compared to the same period in 2000 primarily due to a $985,000 gain from client warrants, which had been recognized during the 2000 period, partially offset by a $491,000 reduction in the loss in unconsolidated entities. Non-interest income decreased $2.5 million for the six months ended June 30, 2001 compared to the same period in 2000 primarily due to losses of $2.0 million from client warrants, due to the permanent impairment of equity securities received from warrants, compared to gains of $3.6 million for the comparable period in 2000, which were primarily due to market appreciation on these same warrants recorded in accordance with FASB 133. Loss in unconsolidated entities decreased $1.4 million for the six months ended June 30, 2001 from 2000. Non-interest expense increased $683,000 and $1.0 million for the three and six months ended June 30, 2001 from 2000, respectively, primarily due to the business activities of KMR Management, Inc. and increased capital securities expense for the issuance of $6.0 million of capital securities in July 2000.

Total assets remained level at $914.4 million at June 30, 2001 compared to $914.2 million at December 31, 2000. Loans and leases outstanding totaled $566.3 million at June 30, 2001 compared to $543.1 million at December 31, 2000. This increase was primarily due to increases in business, commercial real estate and construction loans partially offset by sales in lease receivables. Total deposits increased to $632.9 million at June 30, 2001 from $617.5 million at December 31, 2000 primarily due to an increase in certificates of deposit of $18.4 million.


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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the six months ended June 30, 2001, the Company used its working capital primarily to meet its ongoing commitments to fund existing and continuing loan commitments, purchase investments, meet deposit withdrawals and maintain its liquidity. For the six months ended June 30, 2001, cash was used by operating activities primarily for the payment of other liabilities. Cash was used in investing activities primarily due to purchases of mortgage-backed securities partially offset by sales of investment and mortgage-backed securities. Cash was provided by financing activities primarily due to net increases in time deposits and borrowings.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                          June 30,        December 31,        June 30,
(Dollars in thousands)                                                      2001              2000              2000
                                                                          --------        ------------        --------
Loans and leases accounted for on a non-accrual basis                      $ 5,073           $ 4,034           $ 4,027
Other real estate owned, net of related reserves                             3,340             1,750             5,692
                                                                           -------           -------           -------
     Total non-performing assets                                             8,413             5,784             9,719
Accruing loans 90 or more days past due                                      2,473             4,502             3,049
                                                                           -------           -------           -------
     Total underperforming assets                                          $10,886           $10,286           $12,768
                                                                           =======           =======           =======
Non-performing  assets as a  percentage  of net loans and leases
     and other real estate owned                                             1.50%             1.08%             1.80%
                                                                           =======           =======           =======
Non-performing assets as a percentage of total assets                         .92%              .63%             1.16%
                                                                           =======           =======           =======
Underperforming  assets as a percentage  of net loans and leases
     and other real estate owned                                             1.95%             1.91%             2.36%
                                                                           =======           =======           =======
Underperforming assets as a percentage of total assets                       1.19%             1.13%             1.52%
                                                                           =======           =======           =======

Allowance for loan and lease losses                                       $10,309            $7,407            $6,527
                                                                          =======            =======           =======

Ratio of allowance for loan and lease losses to
     non-performing loans and leases at end of period                      203.21%           183.61%           162.08%
                                                                          =======            =======           =======

Ratio of allowance for loan and lease losses to underperforming
     loans and leases at end of period                                     136.62%            86.77%            92.24%
                                                                           =======           =======           =======

Non-performing assets increased to $8.4 million at June 30, 2001 from $5.8 million at December 31, 2000, and decreased slightly from $9.7 million at June 30, 2000. The increase in non-performing assets since December 31, 2000 was due to a $1.6 million net increase in other real estate owned, primarily related to the acquisition of a commercial property, and a $1.5 million increase in non-accrual loans in the pre-profit commercial business portfolio. The $5.1 million of non-accrual loans at June 30, 2001 primarily consisted of: $1.2 million of lease financing; $2.3 million of commercial business loans, of which $1.5 million are to pre-profit companies; $610,000 of commercial mortgages; $419,000 of consumer loans; and $372,000 of single family residential mortgages.

Accruing loans 90 or more days past due decreased from $4.5 million at December 31, 2000 to $2.5 million at June 30, 2001 primarily due to the acquisition of a commercial property recorded in other real estate owned. The $2.5 million of accruing loans 90 or more days past due at June 30, 2001 primarily consisted of $1.7 million of commercial mortgages and $729,000 of commercial business loans, of which $431,000 are to pre-profit companies.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                               June 30, 2001         December 31, 2000          June 30, 2000
                                               -------------         -----------------          -------------
(Dollars in thousands)                       Amount    Percent      Amount     Percent       Amount      Percent
                                             ------    -------      ------     -------       ------      -------
Delinquencies:
     30 to 59 days                           $5,035     .89%       $ 6,255      1.15%        $1,808        .33%
     60 to 89 days                              275     .05          1,480       .27          1,447        .27
     90 or more days                          2,473     .43          4,502       .83          3,049        .56
                                             ------    ----        -------      ----         ------       ----
     Total                                   $7,783    1.37%       $12,237      2.25%        $6,304       1.16%
                                             ======    ====        =======      ====         ======       ====

                              RESULTS OF OPERATIONS

Net Interest Income

Net interest income, on a tax-equivalent basis, remained level for the second quarter of 2001 as compared to the second quarter of 2000. The net interest margin was 3.79% compared to 4.25% for the same period in 2000. The Company's cost of funds decreased 34 basis points, whereas its rate on earning assets decreased 75 basis points in comparison with the three months ended June 30, 2000. The Company continues its commitment to managing interest rate risk despite the margin being depressed by an environment of sharply declining rates as evidenced by a 275 basis point decrease in short term rates this year.

Tax-equivalent net interest income increased $645,000, and the net interest margin was 3.90% compared to 4.26% for the six months ended June 30, 2001 and 2000. The Company's cost of funds increased 2 basis points, whereas its rate on earning assets decreased 38 basis points and the positive effect of net interest-free funding sources increased 4 basis points in comparison with the six months ended June 30, 2000.

Provision for Loan and Lease Losses

During the three months ended June 30, 2001, the Company recorded a $3.6 million provision for loan and lease losses compared with $1.2 million for the same period in 2000. The increase was undertaken due to increases in non-performing loans and leases, loan and lease growth and continued economic concerns. For the six months ended June 30, 2001, the Company recorded a $4.6 million provision for loan and lease losses compared with $2.2 million for the same period in 2000. The increase in the provision for loan and lease losses can primarily be attributed to an increase in classified loans amounting to $13.2 million from December 31, 2000, as well as certain reserving methodology changes relating to outstanding commitments and classified loans which was required by the Office of Thrift Supervision.

At June 30, 2001, the allowance for loan and lease losses increased to $10.3 million or 1.82% of total loans and leases and 203.21% of total non-performing loans and leases. At December 31, 2000, the allowance for loan and lease losses amounted to $7.4 million or 1.36% of total loans and leases and 183.61% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the quarter ended June 30, 2001 amounted to $3.3 million, compared to $3.9 million for the same period in 2000. Loss in the unconsolidated entities was $551,000 during the quarter ended June 30, 2001 compared with a loss of $1.0 million during the 2000 quarter. The 2001 loss in the unconsolidated entities primarily relates to the NewSpring Ventures capital fund and the 2000 loss primarily relates to the Ben Franklin mezzanine debt fund. During the second quarter of 2000, the Company had recognized a gain of $985,000 from client warrants.

Non-interest income for the six months ended June 30, 2001 amounted to $6.3 million, compared to $8.8 million for the same period in 2000. The Company recognized a loss of $2.0 million from client warrants during the 2001 period due to the permanent impairment of equity securities received from warrants, compared with a gain of $3.6 million during the 2000 period, which was primarily due to market appreciation on these same warrants recorded in accordance with FASB 133. Loss in unconsolidated entities was $578,000 during the six months ended June 30, 2001 compared with a loss of $2.0 million in 2000. A gain on sale of securities of $1.2 million was realized during the six months in 2001 as compared to a loss of $110,000 for the same period in 2000. The securities gain during 2001 included a $708,000 gain on the disposition of the Company's investment in NewSeasons Assisted Living Communities Series B and C stock.

Non-interest Expense

Total non-interest expense was $9.8 million for the quarter ended June 30, 2001 compared to $9.1 million for the quarter ended June 30, 2000. Excluding non-recurring expense of $119,000 in 2000 related to data processing conversion costs, non-interest expense increased $802,000. This increase was primarily due to professional services expenses which increased $391,000 mainly due to the business activities of KMR Management, Inc. and legal expenses related to loans to pre-profit companies. Occupancy expense increased $120,000 primarily due to new banking offices. Capital securities expense increased $173,000 due to the issuance of $6.0 million of 11.445% capital securities in July 2000.

Total non-interest expense was $19.3 million for the six months ended June 30, 2001 compared to $18.3 million for the same period in 2000. Excluding non-recurring expense of $243,000 in 2000 related to conversion costs, non-interest expense increased $1.3 million. This increase was primarily due to professional services expenses which increased $591,000 mainly due to the business activities of KMR Management, Inc. Occupancy expense increased $138,000 primarily due to new banking offices. Capital securities expense increased $335,000 due to the issuance of $6.0 million of 11.445% capital securities in July 2000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Item 7A, filed with the Securities and Exchange Commission on March 22, 2001. The market risk of the Company has not experienced any significant changes as of June 30, 2001.


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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on Wednesday,April 25,2001 for the following purposes:
1) To elect three directors for a three-year term and until their successors are elected and qualified;
2) To ratify the appointment by the Board of Directors of PricewaterhouseCoopers L.L.P. as the Company's independent accountants for the year ending
   December 31, 2001;
3) To consider and vote upon a shareholder proposal, if presented at the Annual Meeting; and
4) To transact such other business as may properly come before the meeting or any adjournment thereof.

The first two proposals were adopted by the Company's shareholders, the third proposal was rejected, and no other business was brought before the meeting under the fourth proposal. The following are the results of the shareholders' votes:

                                                                                              Abstained/         Broker
                                                                                              Authority           Non-
                                                                 For           Against        Withheld           Votes
                                                              ---------        -------        ----------        ------
1)     Election of directors:
       William O. Daggett, Jr.                                4,627,822            --           296,261           --
       Joseph R. Klinger                                      4,627,692            --           296,391           --
       William L. Mueller                                     4,627,822            --           296,261           --

2)    Proposal to ratify the appointment of
      PricewaterhouseCoopers L.L.P.                           4,892,903        30,157             1,023           --

3)    Proposal to consider and vote upon a
      shareholder proposal                                      833,319     2,358,520           100,781    1,631,463

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

    None.

(b) Reports on Form 8-K

    On April 5, 2001, the.43 Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") reporting under Item 5 the announcement of the disposition of its investments in assisted living communities and the pre-tax loss in its equity holdings of U.S. Interactive, Inc.

    On April 19, 2001, the Company filed a Current Report on Form 8-K with the SEC reporting under Item 5 the announcement of its first quarter 2001 earnings and the distribution of a analyst package.

    On April 30, 2001, the Company filed a Current Report on Form 8-K with the SEC reporting under Item 5 the announcement of the declaration of its quarterly cash dividend.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Progress Financial Corporation



  August 13, 2001                      /s/ W. Kirk Wycoff
----------------------                 -----------------------------------------
       Date                            W. Kirk Wycoff, Chairman, President and
                                       Chief Executive Officer




  August 13, 2001                      /s/ Michael B. High
----------------------                 -----------------------------------------
       Date                            Michael B. High,
                                       Executive Vice President and
                                       Chief Financial Officer