Form 10-Q
period 2001-11-13
PROGRESS FINANCIAL CORP
filed 2001-11-13
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2001.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________________.

Commission File Number: 0-14815


                         Progress Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      23-2413363
--------                                                      -----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


4 Sentry Parkway
Suite 200
Blue Bell, Pennsylvania                                         19422
-----------------------                                         -----
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
Yes     X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)                             5,545,051
------------------------------                             ---------
     Title of Each Class                          Number of Shares Outstanding
                                                  as of October 31, 2001

                         Progress Financial Corporation
                                Table of Contents



                     PART I - Interim Financial Information
                                                                           Page

Item 1.  Interim Financial Statements

         Consolidated Interim Statements of Financial Condition as of
         September 30, 2001 (unaudited) and December 31, 2000 (audited)......3

         Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited).. ....4

         Consolidated Interim Statements of Changes in Shareholders'
         Equity and Comprehensive Income for the nine months ended
         September 30, 2001 and 2000 (unaudited).............................5

         Consolidated Interim Statements of Cash Flows for the
         nine months ended September 30, 2001 and 2000 (unaudited)...........6

         Notes to Consolidated Interim Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (unaudited)..................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........18



                           PART II - Other Information


Item 1.  Legal Proceedings..................................................19

Item 2.  Changes in Securities..............................................19

Item 3.  Defaults upon Senior Securities....................................19

Item 4.  Submission of Matters to a Vote of Security Holders................19

Item 5.  Other Information..................................................19

Item 6.  Exhibits and Reports on Form 8-K...................................19

         Signatures.........................................................20

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Consolidated Interim Statements of Financial Condition
(Dollars in thousands)                                                                     September 30,     December 31,
                                                                                               2001              2000
                                                                                           ------------      ------------
                                                                                            (unaudited)        (audited)

Assets Cash and due from banks:
   Non-interest-earning                                                                     $  30,126         $  25,360
   Interest-earning                                                                            15,545            59,637
Investment and mortgage-backed securities [Note 5]:
   Available for sale at fair value (amortized cost:  $194,052 and $207,795)                  196,931           205,166
   Held to maturity at amortized cost (fair value:  $38,077 and $40,225)                       37,869            41,940
Loans and leases, net [Note 6] (net of  reserves[Note 7]:  $10,560 and $7,407)                538,741           535,712
Investments in unconsolidated entities [Note 8]                                                 3,846             9,266
Premises and equipment, net                                                                    20,338            18,343
Other assets                                                                                   32,403            18,825
                                                                                             --------          --------
       Total assets                                                                          $875,799          $914,249
                                                                                             ========          ========
Liabilities, Capital Securities and Shareholders' Equity
Liabilities:
     Deposits:
         Non-interest-bearing                                                               $  79,318         $  88,356
         Interest-bearing                                                                     550,417           529,187
     Short-term borrowings:
         Securities sold under agreement to repurchase                                         10,100            53,700
         Other short-term borrowings                                                              547            25,660
     Other liabilities                                                                         12,157            31,954
     Long-term debt:
         Federal Home Loan Bank advances                                                      127,000           102,000
         Other debt                                                                            20,500            10,000
     Subordinated debt                                                                          3,000             3,000
                                                                                             --------          --------
     Total liabilities                                                                        803,039           843,857
                                                                                             --------          --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation [Note 9]                 20,253            20,232
Commitments and contingencies [Note 10]
Shareholders' equity [Note 4]:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares authorized but            --                --
        unissued
     Common stock - $1 par value; 12,000,000 shares authorized: 5,857,000 and
            5,814,000 shares issued and outstanding; including treasury shares of 84,000 and 125,000 and unallocated shares held by the Employee
            Stock Ownership Plan of 189,000 and 0                                               5,857             5,814
     Other common shareholders' equity, net                                                    44,802            46,145
     Net accumulated other comprehensive income (loss)                                          1,848            (1,799)
                                                                                             --------          --------
     Total shareholders' equity                                                                52,507            50,160
                                                                                             --------          --------
       Total liabilities, capital securities and shareholders' equity                        $875,799          $914,249
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Operations (unaudited)
(Dollars in thousands, except per share data)
                                                                      For the Three Months       For the Nine Months
                                                                       Ended September 30,       Ended September 30,
                                                                        2001          2000         2001        2000
                                                                        ----          ----         ----        ----
Interest income:
   Loans and leases, including fees                                   $11,821       $13,037      $36,704     $37,488
   Mortgage-backed securities                                           3,647         2,810       10,759       7,336
   Investment securities                                                  639         1,015        2,268       2,994
   Other                                                                  223           308          803         894
                                                                      -------       -------      -------     -------
       Total interest income                                           16,330        17,170       50,534      48,712
                                                                      -------       -------      -------     -------

Interest expense:
   Deposits                                                             5,715         6,318       18,515      17,159
   Short-term borrowings                                                  386         1,165        1,729       3,135
   Long-term and subordinated debt                                      2,134         1,608        6,082       4,812
                                                                      -------       -------      -------     -------
       Total interest expense                                           8,235         9,091       26,326      25,106
                                                                      -------       -------      -------     -------

Net interest income                                                     8,095         8,079       24,208      23,606
Provision for loan and lease losses                                     1,543           517        6,144       2,750
                                                                      -------       -------      -------     -------
Net interest income after provision for loan and lease losses           6,552         7,562       18,064      20,856
                                                                      -------       -------      -------     -------

Non-interest income:
   Service charges on deposits                                            640           493        1,848       1,722
   Lease financing fees                                                   231           372          750       1,036
   Mutual fund, annuity and insurance commissions                         313         1,056        2,094       2,895
   Loan brokerage and advisory fees                                       158           591          746       1,653
   Private equity fund management fees                                    614           615        1,843       1,621
   Gain on sale of securities                                           1,073           373        2,310         263
   Client warrant income (loss)                                             1          (103)      (1,957)      3,482
   Equity (loss) in unconsolidated entities                              (240)            8         (818)     (1,989)
   Fees and other                                                       1,462           788        3,779       2,314
                                                                      -------       -------      -------     -------
       Total non-interest income                                        4,252         4,193       10,595      12,997
                                                                      -------       -------      -------     -------

Non-interest expense:
   Salaries and employee benefits                                       4,225         4,903       14,198      14,774
   Occupancy                                                              647           576        1,893       1,684
   Data processing                                                        230           239          721         875
   Furniture, fixtures and equipment                                      528           556        1,646       1,584
   Professional services                                                  943           500        2,673       1,639
   Capital securities expense                                             573           537        1,706       1,335
   Other                                                                2,262         1,866        5,916       5,622
                                                                      -------       -------      -------     -------
       Total non-interest expense                                       9,408         9,177       28,753      27,513
                                                                      -------       -------      -------     -------

Income (loss) from continuing operations before income taxes            1,396         2,578          (94)      6,340
Income tax expense (benefit)                                              463           841          (83)      2,109
                                                                      -------       -------      -------     -------
       Income (loss) from continuing operations                           933         1,737          (11)      4,231
Discontinued operations (Note 2):
   Gain on sale of discontinued teleservices operations, net of tax        --             6           --       1,519
   Income from discontinued teleservices operations, net of tax            --             9           --         123
                                                                      -------       -------      -------     -------
              Net income (loss)                                       $   933       $ 1,752      $   (11)    $ 5,873
                                                                      =======       =======      =======     =======

Basic income from continuing operations per common share                 $.17         $.30         $--         $.73
                                                                         ====         ====         ===         ====
Diluted income from continuing operations per common share               $.17         $.29         $--         $.71
                                                                         ====         ====         ===         ====
Basic earnings per common share                                          $.17         $.30         $--        $1.01
                                                                         ====         ====         ===         ====
Diluted earnings per common share                                        $.17         $.29         $--         $.98
                                                                         ====         ====         ===         ====
Dividends per common share                                                $--         $.05        $.12         $.15
                                                                         ====         ====         ===         ====
Basic average common shares outstanding                             5,584,133    5,801,653   5,617,516    5,814,405
                                                                    =========    =========   =========    =========
Diluted average common shares outstanding                           5,680,014    6,005,429   5,741,879    6,014,702
                                                                    =========    =========   =========    =========
See Notes to Consolidated Interim Financial Statements.



Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income (unaudited)
(Dollars in thousands)

                                                                                                  Net
                                                                                              Accumulated
                                                                  Unearned                       Other
                                                       Unearned Compensation                 Comprehensive Comprehensive   Total
                                        Common Treasury  ESOP    Restricted  Capital  Retained  Income        Income   Shareholders'
                                        Stock   Stock   Shares     Stock     Surplus  Earnings  (Loss)        (Loss)      Equity
                                       ---------------------------------------------------------------------------------------------

For the nine months ended September 30, 2001:
---------------------------------------------
Balance at December 31, 2000           $5,814  $(1,245)  $  --    $(858)    $44,400    $3,848   $(1,799)                  $50,160
Issuance of stock under employee
  benefit plans (44,309 common shares)     44      --       --      197         252        --        --                       493
Retirement of restricted stock awards
  (1,042 common shares)                    (1)     --       --       12         (11)       --        --                        --
Net loss                                   --      --       --       --          --       (11)       --     $  (11)           (11)
Other comprehensive income, net of tax (a) --      --       --       --          --        --     3,647      3,647          3,647
                                                                                                            ------
Net comprehensive income                                                                                    $3,636
                                                                                                            ======
Purchase of treasury stock
  (147,500 treasury shares                 --  (1,105)      --       --          --        --        --                    (1,105)
Shares acquired for ESOP
  (188,700 ESOP shares)                         1,722   (1,500)      --                  (222)                                 --
Cash dividend declared                     --      --       --       --          --      (677)       --                      (677)
                                       ------  ------  -------    -----     -------    ------    ------                   -------
Balance at September 30, 2001          $5,857  $ (628) $(1,500)   $(649)    $44,641    $2,938   $ 1,848                   $52,507
                                       ======  ======  =======    =====     =======    ======   =======                   =======

For the nine months ended September 30, 2000:
---------------------------------------------
Balance at December 31, 1999           $5,680 $(1,963) $  (64)  $(1,051)    $42,612    $1,361    $1,234                   $47,809
Issuance of stock under employee
  benefit plans (24,239 common shares;
  6,154 treasury shares; 14,011 ESOP       24      80      64       192         319        --        --                       679
  shares)
Net income                                 --      --      --        --          --     5,873        --      $5,873         5,873
Other comprehensive loss, net of tax (a)   --      --      --        --          --        --    (4,564)     (4,564)       (4,564)
                                                                                                             ------
Net comprehensive income                                                                                     $1,309
                                                                                                             ======
Purchase of treasury stock
   (120,500 treasury shares)               --  (1,383)     --        --          --        --        --                    (1,383)
Acquisition of subsidiary
   (60,000 treasury shares)                --     800      --        --          --        --        --                       800
Cash dividend declared                     --      --      --        --          --      (891)       --                      (891)
Distribution of stock dividend (109,833
  common shares; 66,596 net
  treasury shares                         110   2,003      --        --       1,464    (3,577)       --                        --
                                       ------  ------  -------    ------    -------   -------   -------                   -------
Balance at September 30, 2000          $5,814  $ (463) $   --    $ (859)    $44,395   $ 2,766   $(3,330)                  $48,323
                                       ======  ======  =======   ======     =======   =======   =======                   =======





(a)  For nine months ended September 30,                                               2001     2000
                                                                                       ----     ----
     Calculation of other comprehensive income (loss) net of tax:
     Unrealized holding gains (losses) arising during the period, net of tax          $5,172  ($4,390)
     Less: Reclassification for gains included in net income, net of tax               1,525      174
                                                                                      ------  -------
     Other comprehensive income (loss), net of tax                                    $3,647  $(4,564)
                                                                                      ======  =======


See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Cash Flows (unaudited)
(Dollars in thousands)

For the nine months ended September 30,                                                                      2001            2000
---------------------------------------                                                                      ----            ----
Cash flows from operating activities:
   Income (loss) from continuing operations                                                              $    (11)        $ 4,231
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                                          1,955           2,069
     Provision for loan and lease losses                                                                    6,144           2,750
     Client warrant (income) loss                                                                           1,957          (3,482)
     Gain on sale of securities available for sale                                                         (2,310)           (263)
     Gain on sale of loans and leases                                                                        (735)           (250)
     Accretion of deferred loan and lease fees and expenses                                                (1,717)         (1,876)
     Amortization of premiums/accretion of discounts on securities                                            801             184
     Loss in unconsolidated entities                                                                          818           1,989
     Other, net                                                                                               (51)            233
   Net proceeds from sales of trading securities                                                               --             996
   (Increase) decrease in other assets                                                                    (16,132)          1,466
   Increase (decrease) in other liabilities                                                               (20,010)          7,765
                                                                                                         --------         -------
     Net cash flows provided by (used in) continuing operations                                           (29,291)         15,812
       Net cash flows used in discontinued teleservices operations                                             --          (1,917)
                                                                                                         --------         -------
          Net cash flows provided by (used in) operating activities                                      (29,291)          13,895
Cash flows from investing activities:
   Capital expenditures                                                                                   (3,728)          (3,990)
   Purchases of investments and mortgage-backed securities available for sale                           (136,412)         (73,212)
   Purchases of investment securities held to maturity                                                    (1,005)          (1,049)
   Repayments on mortgage-backed securities available for sale                                            64,774           12,039
   Proceeds from sales, maturity and calls of investment and mortgage-backed securities
     available for sale                                                                                   84,219            3,481
   Proceeds from call of investment security held to maturity                                              5,099               --
   Proceeds from sale of investment in NewSeasons Assisted Living Communities
      Series B and C preferred stock                                                                       1,792               --
   Proceeds from sale of loans and leases                                                                 21,175           12,976
   Proceeds from sale of AMIC division of Progress Reality Services, Inc.                                    500               --
   Proceeds from sale of discontinued teleservices operations                                                 --            4,944
   Investment in real estate owned                                                                        (1,098)          (2,421)
     Proceeds from sale of real estate owned                                                               3,743            4,622
   Net increase in loans and leases                                                                      (25,808)         (77,199)
   Net investment in unconsolidated entities                                                                (627)            (831)
   Other, net                                                                                               (125)            (375)
                                                                                                         --------        --------
          Net cash flows provided by (used in) investing activities                                       12,499         (121,015)
                                                                                                         --------        --------
Cash flows from financing activities:
   Net increase in demand, NOW and savings deposits                                                           28           23,390
   Net increase in time deposits                                                                          12,154           44,816
   Net increase (decrease) in short-term borrowings                                                      (68,713)          13,922
   Proceeds from issuance of long-term debt                                                               45,500           25,500
   Repayment of long-term debt                                                                           (10,000)              --
   Repayment on call of long-term debt                                                                        --          (10,000)
   Dividends paid                                                                                           (677)            (891)
   Purchase of treasury shares                                                                            (1,105)          (1,383)
   Net proceeds from issuance of stock under employee benefit plans                                          279              296
   Proceeds from issuance of capital securities                                                               --            6,000
                                                                                                         --------         -------
          Net cash flows provided by (used in) financing activities                                      (22,534)         101,650
                                                                                                         --------         -------
Net decrease in cash and cash equivalents                                                                (39,326)          (5,470)
Cash and cash equivalents:
   Beginning of year                                                                                      84,997           39,926
                                                                                                         -------          -------
   End of period                                                                                         $45,671          $34,456
                                                                                                         =======          =======
Supplemental disclosures:
   Non-monetary transfers:
      Notes received in sale of investment in NewSeasons Assisted Living Communities Series B
          and C preferred stock                                                                          $ 4,180          $    --
                                                                                                         =======          =======
       Treasury shares issued in purchase of subsidiary                                                  $    --          $   800
                                                                                                         =======          =======

See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


(1)  Basis of Presentation

     In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2001. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Development Corp., Progress Capital Management, Inc., Progress Financial Resources, Inc. and KMR Management, Inc. All significant intercompany transactions have been eliminated.

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combination," ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 is effective for all business combinations initiated after June 30, 2001, requires the purchase method for those business combinations, and prohibits the pooling-of-interests method. The provisions of FAS 141, which address the financial accounting and reporting for goodwill and other intangibles created, and for other intangibles acquired, in a business combination, apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. FAS 141does not effect the Company's results of operations. FAS 142 addresses the financial accounting and requires new reporting disclosures for acquired goodwill and other intangible assets, but not those acquired in a business combination, and for goodwill and other intangible assets after they have been initially recognized in the financial statements. Goodwill will not be amortized; it will be annually tested for impairment using specific guidance under FAS
     142. Other intangible assets that have indefinite useful lives will not be amortized; they will also be annually tested for impairment using specific guidance under FAS 142. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, or the best estimate of their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001; however, goodwill and other intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions. The Company does not anticipate a material change to its results of operations as a result of adopting FAS 142.

     In  August  2001,  the FASB  issued  SFAS No.  143,  "Accounting  for Asset
     Retirement  Obligations,"  ("FAS 143").  FAS 143  addresses  the  financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees, and the associated retirement costs. FAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate a material change to its financial representation as a result of adopting FAS 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"). FAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived. FAS 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
     Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively

(4)  Shareholders' Equity

     Office of Thrift Supervision Directive
     --------------------------------------
     During July 2001, the Company's Board of Directors approved a resolution to comply with the terms of a directive issued by the Office of Thrift Supervision ("OTS") that requires the Bank to (i) reduce its lending to early stage technology companies; (ii) increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance; and (iii) increase its valuation allowance and implement improved credit review and monitoring programs. In addition, the Company will not pay cash dividends on its capital stock until the Bank achieves the required capital levels and has implemented an acceptable capital plan. As such, the Company has suspended the quarterly cash dividend on its common stock and its stock repurchase program and has undertaken measures to achieve capital compliance as promptly as possible. The increased capital levels reflect the Bank's level of business lending particularly in the technology sector and continued economic concerns. As of September 30, 2001 the Bank was in compliance with the terms of the OTS Directive.

     Stock Repurchase Program
     ------------------------
     On December 14, 2000, the Company announced the authorization of a new stock repurchase program to repurchase up to 285,000 shares, or five percent, of its outstanding common stock. Under this new program 2,300 shares were repurchased during 2000 and 147,500 shares were repurchased during the nine months ended September 30, 2001. As discussed above, repurchases have been suspended since June 30, 2001 until the Bank has achieved capital compliance under the OTS directive.

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

     Earnings  per Share
     ------------------
     The following table presents a summary of per share data and amounts for the included periods.

                                                                        For the three months ended September 30,
      (Dollars in thousands, except per share data)                        2001                                  2000
                                                         ----------------------------------    ------------------------------------
                                                                                 Per Share                               Per Share
                                                          Income      Shares      Amount        Income      Shares         Amount
                                                          ------      ------     ---------      ------      ------       ---------
      Basic Earnings Per Share:
         Income from continuing operations
           available to common shareholders                $933      5,584,133     $ .17       $1,737     5,801,653         $.30
         Income from discontinued operations                --       5,584,133        --           15     5,801,653           --
                                                           ----                    -----       ------                       ----
         Total income available to common shareholders      933      5,584,133     $ .17        1,752     5,801,653         $.30
                                                                                   =====                                    ====
      Effect of Dilutive Securities:
         Options                                             --         95,881        --           --       203,776           --
                                                                     ---------                            ---------
      Diluted Earnings Per Share:
         Income from continuing operations available
            to common shareholders and assumed conversions  933      5,680,014     $ .17        1,737     6,005,429         $.29
         Income from discontinued operations                 --      5,680,014        --           15     6,005,429           --
                                                           ----                    -----       ------                       ----
      Total income available to common shareholders
            and assumed conversions                        $933      5,680,014     $ .17       $1,752     6,005,429         $.29
                                                           ====      =========     =====       ======     =========         ====

                                                                        For the nine months ended September 30,
      (Dollars in thousands, except per share data)                     2001                                  2000
                                                         ---------------------------------     -----------------------------------
                                                                                 Per Share                               Per Share
                                                         Income       Shares       Amount      Income       Shares         Amount
                                                         ------       ------     ---------     ------       ------       ---------
      Basic Earnings Per Share:
         Income (loss) from continuing operations
           available to common shareholders               $(11)      5,617,516       $--       $4,231     5,814,405        $ .73
         Income from discontinued operations                --       5,617,516        --        1,642     5,814,405          .28
                                                          ----                       ---       ------                       ----
         Total income (loss) available to common
           shareholders                                    (11)      5,617,516       $--        5,873     5,814,405        $1.01
                                                                                     ===                                   =====
      Effect of Dilutive Securities:
         Options                                            --         124,363        --         --         200,297           --
                                                                     ---------                            ----------
      Diluted Earnings Per Share:
         Income (loss) from continuing operations
            available to common shareholders and
            assumed conversions                            (11)      5,741,879       $--        4,231     6,014,702         $.71
         Income from discontinued operations                --       5,741,879        --        1,642     6,014,702          .27
                                                          ----                       ---       ------                       ----
      Total income (loss) available to common
         shareholders and assumed conversions             $(11)      5,741,879       $--       $5,873     6,014,702         $.98
                                                          ====       =========       ===       ======     =========         ====

     Capital Resources
     -----------------
     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 specific capital categories were defined based on an institution's capital ratios. To be considered "well capitalized," an institution must generally have a tangible equity ratio of at least 2%, a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Under the OTS directive discussed above, the Bank must increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance.

     At September 30, 2001, the Bank's tangible equity ratio was 7.57%, Tier 1 leverage ratio was 7.58%, Tier 1 risk-based capital ratio was 11.34%, and total risk-based capital ratio was 12.59%. As of September 30, 2001, the Bank was classified as "well capitalized" and met the gradual compliance of it leverage capital and total risk-based capital ratios under the OTS directive.

(5)  Investment and Mortgage-Backed Securities

     The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                   Gross         Gross
       (Dollars in thousands)                      Amortized     Unrealized    Unrealized     Estimated     Carrying
       At September 30, 2001                          Cost         Gains         Losses       Fair Value      Value
                                                   ---------     ----------    ----------     ----------    --------
 Available for Sale:
         Equity investments                         $  2,222      $   --          $ --       $  2,222      $  2,222
         U.S. Government Agencies                      1,000          11            --          1,011         1,011
         Bank deposits                                   449          --            --            449           449
         Corporate bonds                               1,918          --           383          1,535         1,535
         Mortgage-backed securities                  188,463       3,271            20        191,714       191,714
                                                    --------      ------          ----       --------      --------
            Total available for sale                $194,052      $3,282          $403       $196,931      $196,931
                                                    ========      ======          ====       ========      ========
       Held to Maturity:
          Federal Home Loan Bank Stock              $  6,500      $   --          $ --       $  6,500      $  6,500
         U.S. Government Agencies                     16,511         111           178         16,444        16,511
         Municipal bonds                              14,858         421           146         15,133        14,858
                                                    --------      ------          ----       --------      --------
            Total held to maturity                  $ 37,869      $  532          $324       $ 38,077      $ 37,869
                                                    ========      ======          ====       ========      ========


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
                                                    ========      ======        ======       ========      ========

(6)    Loans and Leases, Net

     The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                              September 30, 2001               December 31, 2000
                                                           ------------------               -----------------
                                                          Amount          Percent         Amount          Percent
                                                          ------          -------         ------          -------
       Commercial business                               $164,696          29.98%        $175,972          32.40%
       Commercial real estate                             201,129          36.62          178,874          32.93
       Construction, net of loans in process               72,007          13.11           60,172          11.08
       Single family residential real estate               29,635           5.39           34,676           6.39
       Consumer loans                                      42,843           7.80           37,242           6.86
       Lease financing                                     45,158           8.22           66,166          12.18
       Unearned income                                     (6,167)         (1.12)          (9,983)         (1.84)
                                                         --------         ------         --------         ------
          Total loans and leases                          549,301         100.00%         543,119         100.00%
         Allowance for loan and lease losses              (10,560)        ======           (7,407)        ======
                                                         --------                        --------
              Net loans and leases                       $538,741                        $535,712
                                                         ========                        ========

(7)  Allowance for Loan and Lease Losses

     The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

       (Dollars in thousands)                                        For the Three Months        For the Nine Months
                                                                     Ended September 30,         Ended September 30,
                                                                    2001            2000          2001          2000
                                                                    ----            ----          ----          ----
       Balance beginning of period                                $10,309          $6,527      $ 7,407         $5,927
       Charge-offs:
          Commercial business                                         800             449        1,337          1,482
          Commercial real estate                                       11              --           42             --
          Single family residential real estate                        --              --           10             52
          Consumer loans                                               --              --           21             --
          Lease financing                                             533             255        1,765          1,245
                                                                  -------           -----       ------          -----
               Total charge-offs                                    1,344             704        3,175          2,779
                                                                  -------           -----       ------          -----
       Recoveries:
          Commercial business                                           7              49           10            120
          Commercial real estate                                       --              --           --              7
          Single family residential real estate                        11              --           11             --
          Consumer loans                                                2               1            3              4
          Lease financing                                              32             123          160            484
                                                                  -------           -----       ------          -----
               Total recoveries                                        52             173          184            615
                                                                  -------           -----       ------          -----
       Net charge-offs                                              1,292             531        2,991          2,164
       Additions charged to operations                              1,543             517        6,144          2,750
                                                                  -------          ------      -------         ------
       Balance at end of period                                   $10,560          $6,513      $10,560         $6,513
                                                                  =======          ======      =======         ======

(8)  Investments in Unconsolidated Entities

     Investments in Unconsolidated Entities at September 30, 2001 and December 31, 2000 are detailed below:

         (Dollars in thousands)                                                         September 30, 2001    December 31, 2000
         -----------------------------------------------------------------------------------------------------------------------
         Investment in Ben Franklin/Progress Capital Fund, L.P. (A)                            $2,133                 $2,202
         Investment in NewSpring Venture Fund, L.P. (B)                                           672                    829
         Other investments in unconsolidated entities (C)                                       1,041                  6,235
         -----------------------------------------------------------------------------------------------------------------------
         Total Investments in Unconsolidated Entities                                          $3,846                 $9,266
         =======================================================================================================================

         (A)  The Company owns approximately 36% of the Ben Franklin/Progress
              Capital Fund, L.P. ("Ben Franklin"), which was formed on December
              30, 1997, and accounts for its investment under the equity method.
              Condensed financial data of Ben Franklin follows:

              Summary of Operations (Dollars in thousands)
              --------------------------------------------
              For the nine months ended September 30,                                            2001                  2000
              ------------------------------------------------------------------------------------------------------------------
              Revenues                                                                           $294                $   374
              Expenses                                                                            227                    220
              Net decrease in fair value of venture capital investments                          (234)                (4,128)
              ------------------------------------------------------------------------------------------------------------------
              Net decrease in partners' capital resulting from operations                       $(167)               $(3,974)
              ==================================================================================================================
                The Company's loss in Ben Franklin                                              $ (69)               $(1,658)
              ==================================================================================================================


NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)


              Balance Sheet Data (Dollars in thousands)                                   September 30, 2001   December 31, 2000
              ------------------------------------------------------------------------------------------------------------------
              Assets:
                Venture capital investments, at fair value                                     $3,721                $  4,135
                Cash and temporary investments                                                  1,843                   1,503
                Other assets                                                                       72                     181
              ------------------------------------------------------------------------------------------------------------------
                     Total assets                                                              $5,636                 $ 5,819
              ==================================================================================================================
              Liabilities and Partners' Capital:
                Liabilities                                                                   $    --              $       17
                Partners' capital                                                               5,636                   5,802
              ------------------------------------------------------------------------------------------------------------------
                     Total liabilities and partners' capital                                   $5,636                 $ 5,819
              ==================================================================================================================

     (B)  The Company owns approximately 20% of the NewSpring Venture Fund, L.P.
          ("NewSpring") which was formed in 1999 and is accounted for under the equity method. The Company's loss in NewSpring amounted to $833,000 and $313,000 for the nine months ended September 30, 2001 and 2000, respectively.

     (C) During the first quarter of 2001, the Company sold its investment in NewSeasons Assisted LIving Communities Series "B" and "C" preferred stock. At the date of sale, the carrying amount of this preferred stock was $5.2 million.


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

(10) Commitments and Contingencies

     At September 30, 2001, the Company had $183.6 million in loan commitments to extend credit, including unused lines of credit, and $11.9 million in letters of credit outstanding.

(11) Segments

     The following table sets forth selected financial information by business segment for the periods indicated:

                                                                             Private      Insurance/
                                                              Equipment    Equity Fund     Wealth      Other
                                                   Banking     Leasing      Management    Management  Segments   Corporate   Total
                                                   -------    ---------    ------------   ----------  --------   ---------   -----
       (Dollars in thousands) Total Assets at:
              September 30, 2001                   $825,674   $40,246           $90          $ 671     $1,108     $ 8,010  $875,799
              December 31, 2000                     842,901    54,886           114          1,640      1,176      13,532   914,249

       Revenues from continuing operations for:
          the three months ended
              September 30, 2001                     10,407     1,089           614            306        426       (495)    12,347
              September 30, 2000                      8,373     1,801           614          1,049        194        241     12,272
           the nine months ended
              September 30, 2001                     28,493     3,278         1,843          2,069      1,581     (2,461)    34,803
              September 30, 2000                     24,653     5,201         1,616          2,864        631      1,638     36,603

       Income (loss) from continuing
       operations for:
           the three months ended
              September 30, 2001                      2,089     (232)            57          (136)          2       (847)       933
              September 30, 2000                      1,520       441           128            32         (35)      (349)     1,737
           the nine months ended
              September 30, 2001                      3,042        96           172          (179)         70     (3,212)       (11)
              September 30, 2000                      3,316     1,072           307           (89)        (42)      (333)     4,231

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

     The Company previously reported that the Bank only complied with this test for only 8 out 12 months during 2000 and was out of compliance as a QTL. After additional analysis and research, an error was discovered in the calculation of the 2000 QTL ratios; consequently, the Bank was in compliance during 2000 and continued to be in compliance during the first nine months of 2001. The Company received formal communication from the OTS requalifying the Bank as a QTL. At September 30, 2001 approximately 65.63% of the Bank's assets were invested in qualified thrift investments.

(13) Subsequent Events

     On October 8, 2001 the Bank completed the acquisition of two branches with deposits of approximately $26 million from Main Street Bank, a Reading, Pa.-based bank subsidiary of Main Street Bancorp, Inc. The branches are located in Doylestown, Pa. in Bucks County and Lambertville, N.J. in Hunterdon County. This will bring the total number of Progress branches to 20, and will expand the bank into the state of New Jersey. Following the acquisition, the bank will serve approximately 22,000 households, with total assets of approximately $900 million.

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

                                     SUMMARY

The Company recognized net income of $933,000, or diluted earnings per share of $.17, for the three months ended September 30, 2001 compared to net income of $1.8 million, or diluted earnings per share of $.29, for the third quarter of 2000. Results for the three months ended September 30, 2001 included a $1.5 million provision for loan and lease losses compared to $517,000 in the same period in 2000. The increase was primarily due to the level of charge-offs, the movement of criticized loans to higher risk categories and continued economic concerns. During the third quarter of 2001, a gain on the sale of securities of $1.1 million was recognized, compared to $373,000 in the same period of 2000. Gains on the sales of loans and lease receivables of $438,000 were recognized during the third quarter of 2001 compared to gains of $90,000 in the same period of 2000. Operating earnings, which excludes gains on sales of securities, equity
(loss) in unconsolidated entities, client warrant income (loss), additional loan loss provisions, income from discontinued operations and conversion costs, net of tax, for the third quarter of 2001 were $1.0 million, or diluted earnings per share of $.18, compared to $1.6 million, or diluted earnings per share of $.26 in the third quarter of 2000. Return on average shareholders' equity was 7.25% and return on average assets was .41% for the three months ended September 30, 2001 compared to returns of 14.33% and .83%, respectively, for the three months ended September 30, 2000.

For the nine months ended September 30, 2001, a net loss of $11,000 was recognized resulting in no diluted earnings per share compared to net income of $5.9 million, or diluted earnings per share of $.98. Results for the nine months ended September 30, 2001 included a $6.1 million provision for loan and lease losses compared to $2.8 million in the same period in 2000. The increase was undertaken primarily due to increases in criticized loans, the level of charge-offs, loan and lease growth and continued economic concerns. For the nine months ended September 30, 2001, a gain on sale of securities of $2.3 million was realized as compared to a gain of $263,000 for the same period in 2000. Results for the nine months ended September 30, 2001 included losses of $2.0 million from client warrants, due to the permanent impairment of equity securities received from warrants, compared to gains of $3.5 million for the comparable period in 2000, which were primarily due to market appreciation on these same warrants recorded in accordance with FASB 133. Operating earnings, net of tax, for the nine months ended September 30, 2001 were $3.3 million, or diluted earnings per share of $.57 compared to $3.9 million, or diluted earnings per share of $.65 for the same period in 2000. Loss on average shareholders' equity was 0.03% and there was no return on average assets for the nine months ended September 30, 2001 compared to returns of 16.48% and 0.97%, respectively, for the nine months ended September 30, 2000.

Net interest income, on a tax-equivalent basis, remained level at $8.2 million, and the net interest margin decreased to 3.78% from 4.18%, comparing the three months ended September 30, 2001 and 2000. Tax-equivalent net interest income increased slightly to $24.6 million from $23.9 million, and the net interest margin decreased to 3.86% from 4.24%, comparing the nine months ended September 30, 2001 and 2000. The Company was able to maintain the net interest income level of prior quarters through aggressive Interest Rate Risk Management despite the margin being depressed by an environment of unprecedented decreases in short-term rates this year of 350 basis points.

Non-interest income for the three months ended September 30, 2001 remained level for the three months ended September 30, 2001 compared to the same period in 2000. Gains on the sales of securities increased $700,000 and gains on the sales of loans and lease receivables increased $340,000. Fee income decreased $1.0 million primarily due to lower mutual fund, annuity and insurance commissions from the Company's subsidiary, Progress Financial Resources Inc., and decreased loan, brokerage and advisory fees from the Company's subsidiary, Progress Realty Advisors, Inc., which was partially offset by increased consulting fees generated by the Company's subsidiary, KMR Management, Inc.

Non-interest income decreased $2.4 million for the nine months ended September 30, 2001 compared to the same period in 2000. Gains on the sales of securities increased $2.0 million, gains on the sales of loans and lease receivables increased $486,000 and loss in unconsolidated entities decreased $1.2 million. The Company recognized a loss of $2.0 million from client warrants during the 2001 period compared with a gain of $3.5 million during the 2000 period, which was primarily due to market appreciation on these same warrants recorded in accordance with FASB 133. Fee income decreased $603,000 primarily due to lower mutual fund, annuity and insurance commissions from the Company's subsidiary, Progress Financial Resources Inc., and decreased loan, brokerage and advisory fees from the Company's subsidiary, Progress Realty Advisors, Inc., which was partially offset by increased consulting fees generated by the Company's subsidiary, KMR Management, Inc.

Non-interest expense increased $231,000 for the three months ended September 30, 2001 primarily due to the business activities of KMR Management, Inc., legal expenses related to loans to pre-profit companies, real estate owned expenses and a write-down of used asset inventory for Progress Leasing Company, which was partially offset by lower commission expense for Progress Financial Resources, Inc.

Non-interest expense increased $1.2 million for the nine months ended September 30, 2001 primarily due to the business activities of KMR Management, Inc., legal expenses related to loans to pre-profit companies, real estate owned expenses, capital securities expense for the issuance of $6.0 million of capital securities in July 2000, which was partially offset by lower commission expense for Progress Financial Resources, Inc.

Total assets decreased to $875.8 million at September 30, 2001 from $914.2 million at December 31, 2000. The reduction in assets was undertaken mainly to comply with the Tier 1 leverage ratio requirement of the OTS directive. This was accomplished primarily through the sales of mortgage-backed securities, the proceeds of which were used to repay short-term debt. Net increases in mortgage-backed securities were $5.0 million since year-end due to $130.3 million in purchases primarily made during the first quarter of 2001 offset by sales of $59.7 million mainly in the third quarter of 2001 and repayments of $64.8 million. Loans and leases outstanding totaled $549.3 million at September 30, 2001 compared to $543.1 million at December 31, 2000. This increase was primarily due to increases in construction loans and commercial real estate partially offset by sales in lease receivable. Total deposits increased to $629.7 million at September 30, 2001 from $617.5 million at December 31, 2000.


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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the nine months ended September 30, 2001, the Company used its working capital primarily to meet its ongoing commitments to fund existing and continuing loan commitments, repay short-term debt, meet deposit withdrawals and maintain its liquidity. For the nine months ended September 30, 2001, cash was used by operating activities primarily for the payment of other liabilities and net increases in other  assets;  both  primarily  due to  trade-date  accounting  entries  for purchases  and  sales  of  mortgage-backed  securities.  Cash  was  provided  by investing activities primarily due to the sales of and repayments on mortgage-backed securities and sales of investment securities, partially offset by purchases of mortgage-backed securities. Cash was used in financing activities primarily due to a net decrease in short-term borrowings partially offset by an increase in time deposits.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                        September 30,     December 31,       September 30,
(Dollars in thousands)                                                      2001              2000               2000
                                                                        -------------     ------------       -------------
Loans and leases accounted for on a non-accrual basis                      $ 4,775           $ 4,034           $ 4,348
Other real estate owned, net of related reserves                             1,498             1,750             3,536
                                                                            ------           -------           -------
     Total non-performing assets                                             6,273             5,784             7,884
Accruing loans 90 or more days past due                                      2,540             4,502             2,015
                                                                           -------           -------           -------
     Total underperforming assets                                          $ 8,813           $10,286           $ 9,899
                                                                           =======           =======           =======

Non-performing  assets as a  percentage  of net loans and leases
     and other real estate owned                                              1.16%             1.08%             1.41%
                                                                           =======           =======           =======
Non-performing assets as a percentage of total assets                          .72%              .63%              .90%
                                                                           =======           =======           =======
Underperforming  assets as a percentage  of net loans and leases
     and other real estate owned                                              1.63%             1.91%             1.77%
                                                                           =======           =======           =======
Underperforming assets as a percentage of total assets                        1.01%             1.13%             1.13%
                                                                           =======           =======           =======

Allowance for loan and lease losses                                        $10,560            $7,407            $6,513
                                                                           =======           =======           =======
Ratio of allowance for loan and lease losses to
     non-performing loans and leases at end of period                       221.15%           183.61%           149.79%
                                                                           =======           =======           =======
Ratio of allowance for loan and lease losses to underperforming
     loans and leases at end of period                                      144.36%            86.77%           102.36%
                                                                           =======           =======           =======

Non-performing assets increased to $6.3 million at September 30, 2001 from $5.8 million at December 31, 2000, and decreased from $7.9 million at September 30, 2000. The net increase in non-performing assets since December 31, 2000 was primarily due to a $1.5 million increase in non-accrual loans in the pre-profit commercial business portfolio partially offset by residential payoffs, residential mortgages removed from non-accrual and a decrease in other real estate owned. During the quarter, the Company's non-performing assets decreased by $2.1 million primarily as a result of the sale of other real estate owned. The $4.8 million of non-accrual loans at September 30, 2001 primarily consisted of: $1.1 million of lease financing; $2.3 million of commercial business loans, of which $1.8 million are to pre-profit companies; $515,000 of commercial mortgages; $466,000 of consumer loans; and $287,000 of single family residential mortgages.

Accruing loans 90 or more days past due decreased from $4.5 million at December 31, 2000 to $2.5 million at September 30, 2001 primarily due to the acquisition of a commercial property recorded in other real estate owned. The $2.5 million of accruing loans 90 or more days past due at September 30, 2001 consisted of $1.2 million of commercial mortgages and $1.3 million of commercial business loans to pre-profit companies.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                             September 30, 2001     December 31, 2000        September 30, 2000
                                             ------------------     -----------------        ------------------
(Dollars in thousands)                       Amount   Percent      Amount      Percent      Amount       Percent
                                             ------   -------      ------      -------      ------       -------
Delinquencies:
     30 to 59 days                           $6,005    1.10%       $ 6,255      1.15%        $1,821         .32%
     60 to 89 days                              564     .10          1,480       .27            553         .10
     90 or more days                          2,540     .46          4,502       .83          2,015         .36
                                             ------    ----        -------      ----         ------        ----
     Total                                   $9,109    1.66%       $12,237      2.25%        $4,389         .78%
                                             ======    ====        =======      ====         ======        ====



                              RESULTS OF OPERATIONS

Net Interest Income

Net interest income, on a tax-equivalent basis, remained level for the third quarter of 2001 as compared to the third quarter of 2000. The net interest margin was 3.78% compared to 4.18% for the same period in 2000. The Company's cost of funds decreased 96 basis points, whereas its rate on earning assets decreased 126 basis points in comparison with the three months ended September 30, 2000. The Company was able to maintain the net interest income level of prior quarters through aggressive interest rate risk management despite the margin being depressed by an environment of unprecedented decreases in short-term rates this year of 350 basis points.

Tax-equivalent net interest income increased $690,000, and the net interest margin was 3.86% compared to 4.24% for the nine months ended September 30, 2001 and 2000. The Company's cost of funds decreased 33 basis points, whereas its rate on earning assets decreased 69 basis points and the effect of net interest-free funding sources decreased 2 basis points in comparison with the nine months ended September 30, 2000.


Provision for Loan and Lease Losses

During the three months ended September 30, 2001, the Company recorded a $1.5 million provision for loan and lease losses compared with $517,000 for the same period in 2000. The increase was primarily due to the level of charge-offs, the movement of criticized loans to higher risk categories and continued economic concerns. For the nine months ended September 30, 2001, the Company recorded a $6.1 million provision for loan and lease losses compared with $2.8 million for the same period in 2000. The increase in the provision for loan and lease losses can primarily be attributed to an increase in criticized loans amounting to $11.5 million from December 31, 2000, as well as certain reserving methodology changes relating to outstanding commitments and criticized loans which was required by the Office of Thrift Supervision, the level of charge-offs, loan and lease growth and continued economic concerns.

At September 30, 2001, the allowance for loan and lease losses increased to $10.6 million or 1.92% of total loans and leases and 221.15% of total non-performing loans and leases. At December 31, 2000, the allowance for loan and lease losses amounted to $7.4 million or 1.36% of total loans and leases and 183.61% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the quarter ended September 30, 2001 amounted to $4.3 million, compared to $4.2 million for the same period in 2000. The three months ended September 30, 2001 included a gain on sale of securities of $1.1 million compared to $373,000 for the same period in 2000. During the third quarter of 2001, a gain on sale of loans and lease receivables of $438,000 was realized as compared to $90,000 for same quarter in 2000. Fee income decreased $1.0 million primarily due to lower mutual fund, annuity and insurance commissions from the Company's subsidiary, Progress Financial Resources, Inc., and decreased loan, brokerage and advisory fees from the Company's subsidiary, Progress Realty
Advisors, Inc., which was partially offset by increased consulting fees generated by the Company's subsidiary, KMR Management, Inc.

Non-interest income for the nine months ended September 30, 2001 amounted to $10.6 million, compared to $13.0 million for the same period in 2000. The nine months ended September 30, 2001 included a gain on sale of securities of $2.3 million compared to a gain of $263,000 for the same period in 2000. The securities gain during 2001 included a $708,000 gain on the disposition of the Company's investment in NewSeasons Assisted Living Communities Series B and C stock. During the nine months ended September 30, 2001, a gain on the sale of loans and lease receivables of $735,000 was realized as compared to a gain of $249,000 for same period in 2000. The Company recognized a loss of $2.0 million from client warrants during the 2001 period due to the permanent impairment of equity securities received from warrants, compared with a gain of $3.5 million during the 2000 period which was primarily due to market appreciation on these same warrants recorded in accordance with FASB 133. Loss in unconsolidated entities was $818,000 during the nine months ended September 30, 2001 compared with a loss of $2.0 million in 2000. The 2001 loss in the unconsolidated entities primarily relates to a loss on its investment in the venture capital fund and the 2000 loss primarily relates to a loss on its investment in the mezzanine debt fund. Fee income decreased $603,000 primarily due to lower mutual fund, annuity and insurance commissions from the Company's subsidiary, Progress Financial Resources, Inc., and decreased loan, brokerage and advisory fees from the Company's subsidiary, Progress Realty Advisors, Inc., which was partially offset by increased consulting fees generated by the Company's subsidiary, KMR Management, Inc.


Non-interest Expense

Total non-interest expense was $9.4 million for the quarter ended September 30, 2001 compared to $9.2 million for the quarter ended September 30, 2000. Excluding non-recurring expense of $7,000 in 2000 related to data processing conversion costs, non-interest expense increased $238,000. Professional services expenses increased $443,000 primarily due to the business activities of KMR Management, Inc. and legal expenses related to loans to pre-profit companies. Occupancy expense increased $71,000 mainly due to new banking offices. Other expenses for the third quarter of 2001 included a write-down of used asset inventory for Progress Leasing of $255,000. Real estate owned expenses increased $188,000 primarily due to operating expenses for a commercial property acquired during the second quarter of 2001. Salaries and employee benefits decreased
$678,000 mainly due to lower commission expense for Progress Financial Resources, Inc.

Total non-interest expense was $28.8 million for the nine months ended September 30, 2001 compared to $27.5 million for the same period in 2000. Excluding non-recurring expense of $251,000 in 2000 related to data processing conversion costs, non-interest expense increased $1.5 million. Professional services expenses increased $1.0 million primarily due to the business activities of KMR Management, Inc. and legal expenses related to loans to pre-profit companies. Occupancy expense increased $209,000 mainly due to new banking offices. Capital securities expense increased $371,000 due to the issuance of $6.0 million of 11.445% capital securities in July 2000. Real estate owned expenses increased $323,000 primarily due to an appraisal adjustment and additional reserves established for a residential real estate development project and operating expenses for a commercial property. Salaries and employee benefits decreased
$576,000 mainly due to lower commission expense for Progress Financial Resources, Inc.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Item 7A, filed with the Securities and Exchange Commission on March 22, 2001. The market risk of the Company has not experienced any significant changes as of September 30, 2001 from the Annual Report on Form 10-K.

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

On August 29, 2001, a shareholder's derivative action was filed against the Company and its directors in the Delaware Chancery Court alleging failure to comply with the Home Owners' Loan Act, insider trading, and breach of their fiduciary duty. The plaintiff demands judgement against the Company and its directors for the amount of damages sustained by the Company as result of the directors' breaches of fiduciary duty, awarding the plaintiff the costs and disbursements of the actions, including expenses of the lawsuit and granting such other and further relief as the Court may deem just and proper. The Company believes that this action is without merit and will defend the action vigorously.


Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

    None.

(b)  Reports on Form 8-K

     On July 20, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") reporting under Item 5 the announcement of the Board of Directors' approval of the Office of Thrift Supervision Directive and its intention to eliminate lending to pre-profit companies.

     On July 26, 2001, the Company filed a Current Report on Form 8-K with the SEC reporting under Item 5 the announcement of its second quarter 2001 earnings and the distribution of a analyst package.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Progress Financial Corporation



      November 13, 2001                 /s/ W. Kirk Wycoff
   ----------------------              ----------------------------------
           Date                        W. Kirk Wycoff, Chairman, President and
                                       Chief Executive Officer




      November 13, 2001                /s/ Michael B. High
   -----------------------             -----------------------------------
             Date                      Michael B. High,
                                       Executive Vice President and
                                       Chief Financial Officer