Form 10-K
period 2001-12-31
PROGRESS FINANCIAL CORP
filed 2002-03-22
CIK 790183

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal year ended December 31, 2001

                         Commission File Number: 0-14815

                         PROGRESS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                                        23-2413363
-------------------------------                                       ----------------------
(State or other jurisdiction of                                          (I.R.S. Employer
incorporation or organization)                                        Identification Number)

4 Sentry Parkway - Suite 200
P. O. Box 3036
Blue Bell, Pennsylvania                                                  19422-0764
----------------------------------------                             ------------------
(Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:                   (610) 825-8800
                                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:            Non applicable
                                                                      --------------

Securities registered pursuant to Section 12(g) of the Act:           Common Stock, $ 1.00 par value
                                                                      -------------------------------
                                                                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----

The aggregate market value of the voting stock, held by non-affiliates of the Registrant as a group, was $52,487,799 as of March 8, 2002, based upon the closing price of $8.51 per share of the Registrant's common stock on March 8, 2002 as reported by The Nasdaq Stock Market(SM).

As of March 8, 2002, there were 6,758,044 issued and outstanding shares of the Registrant's Common Stock.

Documents Incorporated By Reference:
------------------------------------

(1) Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                         PROGRESS FINANCIAL CORPORATION
                                Table of Contents

                                          PART I                                                       Page
   Item 1. Business .............................................................................        3
   Item 2. Properties ...........................................................................       10
   Item 3. Legal Proceedings ....................................................................       10
   Item 4. Submission of Matters to a Vote of Security Holders ..................................       10

                                          PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters ............       10
   Item 6. Selected Consolidated Financial Data .................................................       11
   Item 7. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..............................................................       12
   Item 7A. Quantitative and Qualitative Disclosure about Market Risk ...........................       26
   Item 8. Financial Statements and Supplementary Data ..........................................       28
   Item 9. Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ...............................................................       58

                                         PART III

   Item 10. Directors and Executive Officers of the Registrant ..................................       58
   Item 11. Executive Compensation ..............................................................       58
   Item 12. Security Ownership of Certain Beneficial Owners and Management ......................       58
   Item 13. Certain Relationships and Related Transactions ......................................       59

                                         PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................       59
            Signatures ..........................................................................       61

                                     PART I

Item 1. Business

General

         Progress Financial Corporation (the "Company"), headquartered in Blue Bell, Pennsylvania, is a financial services company incorporated under the laws of the State of Delaware. The Company owns all of the outstanding stock of Progress Bank (the "Bank"), a federally chartered savings bank. The Company is a registered unitary thrift holding company and is authorized as a Delaware corporation to engage in any activity permitted by the Delaware General Corporation Law and federal law and regulation. The holding company structure permits the Company to expand the size and scope of the financial services offered beyond those that the Bank is permitted to offer.

         The Company's current business strategy is to focus on community banking and wealth management, providing a full range of traditional banking services including commercial business loans, commercial real estate loans, residential construction and consumer lending, funded primarily by customer deposits and providing financial planning services, life insurance and investments. The Company's business activities also include commercial mortgage banking and brokerage services and financial and operational management consulting services for commercial clients, which provide an additional source of fee income. The Company began 2001 focused on its corporate simplification program, which commenced in early 2000. As part of this new strategy, the Company reduced the number of its businesses at the end of 2001, including venture fund management and real estate development. The Bank also sold the technology lending group to Comerica Bank--California ("Comerica") which closed in January 2002.

Banking. The Bank increased its retail network with the addition of four banking offices during 2001 expanding further into Bucks County, Pennsylvania and into the state of New Jersey. The Bank has a total of twenty banking offices in the Delaware Valley area with ten full-service banking offices located in Montgomery County, four full-service banking offices in Bucks County, one full-service banking office in Delaware County, two full-service banking offices in Chester County, two full-service banking offices in Philadelphia County, in southeastern Pennsylvania and one full-service banking office in Lambertville, Hunterdon County, New Jersey. In 2001, banking hours were expanded at all banking offices to give clients increased convenience of banking. Also, during 2001, item processing was brought in-house, providing more management oversight, greater operational efficiency and improved quality.

         Historically, the principal business of the Company consisted of attracting deposits from the general public through the Bank's banking office network and using such deposits to originate loans secured by first mortgage liens on existing single-family residential, multi-family residential and commercial real estate as well as to originate construction loans. Beginning in 1995, the Company's emphasis shifted to commercial business, commercial real estate, construction lending and equipment leasing, with a focus on providing such banking services to small- and medium-sized businesses, including companies in the technology sector. During 2001, the Company decided to reduce its exposure in the technology sector and dedicate its resources to more traditional lines of business which have a more predictable earnings level including expanding the retail franchise and focusing on core banking. Therefore, the Company exited the business of lending to pre-profit companies and in November 2001 entered into an agreement to sell a significant portion of loans in the technology sector, which was closed in January 2002. The Company also de-emphasized the equipment leasing operation and is exiting asset-based lending.

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

         Commercial Business Lending. The Bank's commercial business lending area, which excludes loans that had been originated through TechBanc (discussed on page 4), provides customized loan, deposit and investment products, as well as cash management services to small- and lower middle-market businesses. Through the Bank, the Company originates secured or unsecured loans for commercial, corporate, business and agricultural purposes, which include the issuance of letters of credit.

         As a result of acquisitions of small- and medium-sized financial institutions by large bank holding companies in southeastern Pennsylvania in recent years, a growing number of small- and middle-market commercial customers have sought the full range of commercial banking services that the Bank offers due to the personalized service the Bank provides. The Company believes it has an opportunity to expand further its commercial lending relationships and increase its commercial deposits due to the willingness to tailor its products to the small- and middle-market businesses. The Bank has made a concentrated effort to offer high net worth individuals enhanced private banking products and services working closely with Progress Financial Resources, Inc. to identify and meet the specialized investment and wealth planning needs of this affluent market.

          The Bank's commercial business lending portfolio was $99.3 million at December 31, 2001. Most commercial business loan customers are small- to middle-market businesses located in the Bank's primary market area. Generally, commercial business loans are between $100,000 and $2.5 million; however, the largest commercial business loan at December 31, 2001 was $3.5 million. The Bank provides eBusiness Banking, a device that makes commercial cash management products available on-line. Several eBusiness Banking access packages are available to coordinate with the different types of business checking accounts.

         Government Guaranteed Lending started in January 2000 providing loans through a variety of federally guaranteed programs, primarily those administered by the Small Business Administration ("SBA"). The Bank has been awarded Preferred Lending Program status, reserved for the most active and knowledgeable lenders. This designation streamlines the lending process by allowing the unit to underwrite SBA loans independently and grant credit approval without prior SBA review. For its first year in operation, which ended on September 30, 2001, the department ranked second out of 66 approved lenders in the SBA's Philadelphia District, booking 85 loans worth over $23 million. At December 31, 2001Government Guaranteed Lending had $10.7 million ($19.8 million gross of $9.1 million in participations sold) in commercial business loans.

         TechBanc. The Bank established the Specialized Lending Division in 1996, in order to provide customized financial services to companies in the technology, healthcare and insurance industries. In 2000, the Specialized Lending Division was renamed TechBanc. TechBanc primarily focused on lending to technology-based companies in the five county Philadelphia area, New Jersey, Northern Delaware and the Baltimore, Maryland and Washington D.C. regions. Generally, loans were originated with a balance of between $100,000 and $5.0 million.

         During 2001, the Bank decided to exit the business of lending to pre-profit companies and wind down the technology-based portfolio of loans to pre-profit companies. Although TechBanc has significantly contributed to the profitability of the Bank, exiting this business line allows the Bank to dedicate its resources to more traditional lines of business which have a more predictable earnings level including focusing on community banking. To comply with the directive issued by the Office of Thrift Supervision to reduce lending to early stage technology companies, the Bank entered into an agreement to sell the technology lending group to Comerica. The sale closed in January 2002. Approximately 25 commercial business loan relationships with balances totaling $23.3 million were classified as loans held for sale to Comerica at December 31, 2001. The sale also included one loan relationship amounting to $2.3 million which was classified as commercial real estate loans held for sale at December 31, 2001. Also included in the sale were related customer deposits and warrants to purchase common stock of these companies.

         At December 31, 2001, the Bank's TechBanc loan portfolio (excluding loans held for sale) consisted of approximately 25 commercial business loan relationships with an aggregate balance of $24.3 million outstanding; the largest loan relationship had an outstanding balance of $5.7 million which was paid off in February 2002.

         In addition to providing financing, the Company often obtained an equity position in the borrower in the form of warrants to purchase common stock of the borrower. At December 31, 2001, the Company held warrants to purchase common stock of 35 companies that were customers of TechBanc. Warrants to purchase common stock of an additional 12 companies were included in the loans held for sale to Comerica. The Company generally recognizes client warrant income on such investments when such common stock is publicly traded and any applicable restriction or lock-up period on the sale of the warrants or the common stock expires. At December 31, 2001 there is no carrying value for client warrants. There can be no assurance that the common stock of any of these companies will become publicly traded or that the common stock will trade at or above the warrant exercise price. As an incentive, 10% to 15% of any proceeds realized from the warrants during each six-month period beginning in January and July is contributed to an incentive pool to be paid to employees of TechBanc. The incentive pool is reduced proportionately by the level of charge-offs the Bank has realized from loans in the TechBanc portfolio during such six-month period. This plan was terminated for any new warrants received by the Company after January 1, 2001. No payments were made under this plan during 2001.

         The following is a brief description of the only company in which the Company held warrants at December 31, 2001 for which the underlying common stock was publicly traded:

         Axeda Systems Inc. ("Axeda") formerly Ravisent Technologies, Inc is a DVD hardware and software company located in Malvern, Pennsylvania. The Company holds warrants to purchase 50,000 shares of Axeda common stock with an exercise price of $3.56 per share and an expiration of seven years from the date of issue. Axeda went public at an initial offering price of $12.00 per share of common stock on July 16, 1999. The trading of this stock, like many Internet companies, is very volatile. Axeda closed at $3.50 per share on December 31, 2001. Upon exercise of the warrant, the Company would be prohibited, under General Rule 144 of the Securities Act of 1933, from selling or otherwise disposing of the stock acquired for a period of 12 months.

         Commercial Real Estate Lending. The Bank originates mortgage loans secured by multi-family residential and commercial real estate. Commercial real estate loans originated by the Bank are primarily secured by office buildings, retail stores, warehouses and general-purpose industrial space. Commercial real estate loans also include multi-family residential loans, substantially all of which are secured by apartment buildings. Significant portions of such loans are secured by owner-occupied properties and relate to borrowers that have an existing banking relationship with the Bank. Within Commercial Real Estate Lending, the Real Estate Capital Markets Lending Program enables the Bank to provide its real estate clients with non-recourse, long-term, fixed-rate alternatives for all major types of income properties located within and outside of the normal geographical lending area.

         At December 31, 2001, the Bank's commercial real estate loan portfolio consisted of approximately 380 loans with an aggregate principal balance of approximately $197.4 million which included two TechBanc loans held for sale to Comerica of $2.3 million. The Bank's largest commercial real estate loan customer had an outstanding balance of $5.7 million. Although terms vary, commercial real estate loans secured by existing properties generally have maturities of ten years or less and interest rates which adjust every one, three or five years in accordance with a designated index.

         At December 31, 2001, substantially all of the Bank's commercial real estate loan portfolio was secured by properties located within the eastern Pennsylvania and New Jersey market area. Loan-to-value ratios on the Bank's commercial real estate loans are limited to 80% or lower, except in certain limited circumstances. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Bank generally imposes a debt service coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 1.2x. It is also the Bank's general policy to obtain personal guarantees of its commercial real estate loans from the principals of the borrower.

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

         The Company also conducts commercial mortgage banking and brokerage services through Progress Realty Advisors, Inc. ("PRA"), a subsidiary of the Bank, based in Shrewsbury, New Jersey. PRA was formed as a complement to the Bank's commercial lending activities in order to provide lending services for borrowers where borrowing needs are not consistent with the Bank's lending operations due to, among other things, the amount of financing required, geographic location of the borrower, recourse provisions and business/banking relationships. PRA specializes in originating, underwriting and closing commercial real estate financing for residential, multi-family and commercial properties for other financial institutions, insurance and finance companies for a fee.

         Construction Lending. Through the Bank, the Company also offers both residential construction loans and, to a lesser extent, commercial construction loans. At December 31, 2001, the Company's construction loan portfolio consisted of approximately 80 loans with an aggregate principal balance of approximately $77.4 million and the Company's largest construction loan had an outstanding balance of $18.6 million, of which $12.4 million was participated to other financial institutions on a non-recourse basis.

         Construction loans generally offer the potential for higher yields and afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent in large part upon the accuracy of the initial estimate of the property's value at completion of construction or development, the estimated cost (including interest) of construction and the financial strength of the borrower. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment, in which case the Company would have to rely upon the borrower's financial ability.

         The Company generally attempts to address the additional risks associated with construction lending by, among other things, lending primarily in its market area, periodically inspecting each property during the construction period, using conservative loan-to-value ratios in the underwriting process and generally requiring personal guarantees. At December 31, 2001, substantially all of the Company's construction loans were secured by properties located within the Company's primary market area. In addition, residential construction loans are generally made for 75% or less of the appraised value of the property upon completion. For owner-occupied construction/permanent loans, the Bank will lend up to 80% of the lesser of the full appraised value or the land plus costs. Moreover, the Company does not originate loans for the construction of speculative (or unsold) residential properties. Prior to making a commitment to fund a construction loan, the Company requires both an appraisal of the property by independent appraisers approved by the Board of Directors and a study of the feasibility of the proposed project.

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

         Consumer Lending. Subject to restrictions contained in applicable federal laws and regulations, the Bank is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 2001 the Bank's consumer loan portfolio consisted of approximately 1,800 loans with an aggregate outstanding balance of $44.8 million.

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

Equipment Leasing. The Company provides equipment leasing services primarily to small- and medium-sized businesses. At December 31, 2001, the Company's lease financing portfolio consisted of approximately 2,850 leases with an outstanding balance of $37.6 million. This was a decrease of $18.6 million from the outstanding balance at December 31, 2000 primarily due to the leasing operation being de-emphasized as the result of the corporate simplification initiative. In December 2000, the Company had sold its Maryland-based leasing division resulting in the sale of $31.0 million of lease financing receivables.

         Equipment lease financing is provided through the Bank's subsidiary, Progress Leasing Company ("PLC") located in Blue Bell, Pennsylvania. The Company provides leasing arrangements for essential-use equipment primarily to clients within the market area. The origination of small ticket leases outside of the market area has been eliminated. The Company provides lease financing for a wide variety of business equipment, including computer systems, telephone systems, furniture, landscaping and construction equipment, medical equipment, dry cleaning equipment and graphic systems equipment.

         For some of the Company's leases, the Company may retain the leased property upon expiration of the lease based on the residual value, which generally does not exceed 10% of the original cost. In the event that the residual value is less than provided for in the lease, the Company may have a loss related to the disposition of such property. However, because a majority of the Company's leases are bought out or extended at the end of their terms, the Company has not experienced any material losses in aggregate residual values to date.

Private Equity Fund Management. Progress Capital Management, Inc. ("PCM"), a subsidiary of the Company, previously managed Ben Franklin/Progress Capital Fund, L.P. ("Ben Franklin") and NewSpring Ventures, L.P. ("NewSpring"). PCM earned fees for managing these funds. At December 31, 2001, PCM exited the fund management business as the Company continues to redirect its focus on community banking and due to the sale of TechBanc relationships to Comerica.

         The Ben Franklin Fund commenced operations in December 1997 and provided subordinated debt financing to early-stage Mid-Atlantic based technology companies. In addition, Ben Franklin generally received warrants to purchase equity of the borrowers in connection with such lending. The fund was closed for making new investments at December 31, 2001 and is distributing its proceeds to limited partners.

         NewSpring, a $90 million equity Small Business Investment Company formed in 1999, primarily invested in Mid-Atlantic companies with significant growth potential, proven management and strategic competitive advantage. PCM transferred the management of NewSpring on December 31, 2001 to NewSpring Capital Management, Inc. which was formed by the NewSpring operating partners. Additionally, as part of the decision to exit the fund management business, the Company sold its limited partnership interest in NewSpring to the Eastern Technology Fund on December 31, 2001. The Company repurchased a 6.67 percent limited partnership interest in NewSpring during the first quarter of 2002 which was required as part of the sale at December 31, 2001.

Insurance/Wealth Management. Progress Financial Resources, Inc. ("PFR"), a subsidiary of the Company, commenced operations in January 1999. PFR, a Delaware corporation headquartered in Philadelphia, Pennsylvania, is a comprehensive wealth management company, serving high net-worth individuals, small business owners and professionals. PFR offers investments, insurance, estate planning, 401 (k) plans, executive compensation planning and retirement planning services. PFR offers securities and insurance products, primarily but not exclusively, through AXA Advisors, LLC (New York, NY). During 2001, Progress Financial Advisors was created to provide fee-based financial planning and business advisory services such as estate planning, succession planning, executive compensation plan design and investment management.

Other Activities. Progress Capital, Inc. ("PCI"), a subsidiary of the Company, was formed in 1996 and is the corporate general partner of Ben Franklin and hold's the Company's equity interest in Ben Franklin. PCI holds the equity interest in NewSpring. PCI also holds several investments in other privately held companies amounting to $1.9 million at December 31, 2001.

         Progress Development Corp ("PDC") was formed by the Company in February 1998 to invest in a joint venture partnership, Progress Development I L.P., which had acquired an interest in NewSeasons Assisted Living Communities ("NewSeasons") with Independence Blue Cross. NewSeasons owns, acquires, develops and operates assisted living residences for the elderly. In addition, Progress Development I L.P. provided fee based development, construction management and financial services to NewSeasons and other investors. During the first quarter of 2001, the Company sold its investment in New Seasons Assisted Living Communities Series B and C preferred stock and at December 31, 2001, the Company sold its interest in Progress Development I. L.P. to Dewey Commercial Investors, L.P. as the Company continues to redirect its focus to core banking business.

       KMR Management, Inc. ("KMR"), a Pennsylvania based corporation, was acquired by the Company in January 2000. KMR provides fee-based management consulting services to companies that are in transition or crisis. Working primarily for companies with up to $50 million in sales, KMR takes an active role in short-term management of its clients' businesses. Given the counter-cyclical nature of its business, KMR's services are in greater demand during periods of economic downturn.

Financial Information by Business Segment

         The Company has four principal activities: Banking, Equipment Leasing, Private Equity Fund Management and Insurance/Wealth Management. Emerging operating segments not directly related to the four principal activities and that do not currently meet the quantitative thresholds of a reportable segment are aggregated under Other Segments. Intercompany business transactions, the parent company and other non-operating segments are aggregated under Corporate. The measurement of the performance of these business segments is based on the Company's current management structure and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of each segment's financial condition and results of operations if they were independent entities. The following selected financial information by business segment is presented in thousands of dollars:

                                                             Private Equity    Insurance/
                                                 Equipment        Fund           Wealth        Other
                                        Banking   Leasing      Management      Management    Segments   Corporate   Total
----------------------------------------------------------------------------------------------------------------------------
Assets at:
   December 31, 2001                  $  803,588    $37,351     $   10          $  678      $  1,175    $ 8,578   $  851,380
   December 31, 2000                     842,901     54,886        114           1,640         1,176     13,532      914,249

Revenues for the year ended:
   December 31, 2001                      38,303      3,764      2,428           3,059         2,022     (1,852)      47,724
   December 31, 2000                      33,376      9,058      2,230           4,566         1,058      1,107       51,395
   December 31, 1999                      29,849      5,799        699           2,645            --      5,337       44,329

Income from continuing operations
  for the year ended:
   December 31, 2001                       4,536       (625)       335            (179)           24     (3,348)         743
   December 31, 2000                       4,531      2,088        349              52           (85)    (1,278)       5,657
   December 31, 1999                       4,259        112        126            (189)           --      1,724        6,032

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


                           REGULATION AND SUPERVISION
General

         The Company, as a unitary thrift holding company, is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision ("OTS"). Because the Company was a unitary savings and loan holding company on May 4, 1999, it is generally not restricted in the types of investments and activities it may engage in at the holding company and non-savings association affiliate levels; the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. Three of the Company's non-banking subsidiaries, KMR, PCM and PDC, are subject to the laws of the Commonwealth of Pennsylvania. PCI and PFR are Delaware corporations.

The Bank

Lending Restrictions

         As a federally chartered savings bank, the Bank is subject to certain lending restrictions. Commercial business loans are limited to 20% of the Bank's assets; there is no limitation on the guaranteed portion of Small Business Association ("SBA") commercial loans. Mortgage loans secured by non-residential properties are limited to four times the Bank's risk-based capital. Consumer loans are subject to a limitation of 35% of the Bank's assets. Under federal regulations financing leases are either considered loans, in which case are accordingly classified as and aggregated with commercial, consumer or agricultural loans based upon the underlying collateral or personal property, or as operating leases which are subject to a separate 10% of assets limitation. The Company's financing leases are considered operating leases and are subject to the 10% limitation. At December 31, 2001, the Bank was in compliance with all loan limitations.

         The Bank is also limited, under federal regulation, in the amount it can lend to one borrower. At December 31, 2001, the Bank's loans-to-one-borrower limit was approximately $11.0 million. The Bank was in compliance with this limitation at December 31, 2001.

Insurance of Deposits

         The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each depositor. The Federal Deposit Insurance Corporation ("FDIC") requires an annual audit by independent accountants and may also examine the Bank.

         Federal law requires that the FDIC maintain the reserve level of each of the SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Deposit insurance premiums in 2001 averaged 1.90 cents per $100 of deposits compared to an average 2.07 cents per $100 of deposits in 2000 and 5.93 cents per $100 of deposits in 1999. Deposit insurance is payable on a quarterly basis.

Qualified Thrift Lender Test

         All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the Home Owners' Loan Act ("HOLA") and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings association qualifies as a QTL if it is a domestic building and loan association under the Internal Revenue Code of 1986 or if 65% or more of its "portfolio assets" (as defined) consist of certain housing, small business, and consumer related assets on a monthly average basis in 9 out of every 12 months.

         The Bank complied with this test for 2001. At December 31, 2001, approximately 67.47% of the Bank's assets were invested in qualified thrift investments, which was in excess of the percentage required to qualify under the QTL test.

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), which administers the home financing credit function and serves as a source of liquidity for member savings associations, commercial banks and other eligible institutions within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 2001, the Bank's advances from the FHLB amounted to $117.0 million. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its mortgage related assets or .3% of total assets. At December 31, 2001, the Bank had $6.5 million in FHLB stock, which was in compliance with this requirement.

Federal Limitations on Transactions with Affiliates

         Transactions between a savings association and any affiliate are governed by Section 23A and 23B of the Federal Reserve Act. In addition to the restrictions imposed, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes, or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

         In addition, 12 CFR Part 215 (Regulation O) of the Code of Federal Regulations places restrictions on loans by the Bank to executive officers, directors, and principal shareholders of the Company and the Bank. At December 31, 2001, the Bank was in compliance with this regulation.

Employees

         As of December 31, 2001, the Company had a total of 306 full-time equivalent employees. Employment at the Company's individual subsidiaries was as follows: The Bank and its subsidiaries PLC and PRA had 264 full-time equivalent employees; PFR had 31 full-time equivalent employees; PCM had 7 full-time equivalent employees and KMR had 4 full-time equivalent employees.

Item 2. Properties

         The Company's and the Bank's executive offices are located at 4 Sentry Parkway, Suite 200, Blue Bell, Pennsylvania. The Bank conducts business from nineteen Pennsylvania branch offices in Bridgeport, Plymouth Meeting, East Norriton, Chestnut Hill, Conshohocken, Glenside, King of Prussia, Lansdale, Norristown, Jeffersonville, Paoli, Lionville, Southampton, Trappe, Warrington, Bensalem, Doylestown, Rosemont and the Andorra community of Philadelphia; six of which are owned and thirteen are leased. Lambertville, NJ is our first New Jersey branch. The location is leased. PLC conducts equipment-leasing business in leased facilities in Blue Bell, PA. PRA has leased locations in Blue Bell, PA and Shrewsbury, NJ. KMR has lease office space in Willow Grove, PA. PFR leases its location in Philadelphia, PA and leases office space in Blue Bell, PA and Northfield, NJ.

Item 3. Legal Proceedings

         The Company is involved in routine legal proceedings occurring in the ordinary course of business which management, after reviewing the foregoing actions with legal counsel, is of the opinion that the liability, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company.

          On August 29, 2001, a shareholder's derivative action was filed against the Company and its directors in the Delaware Chancery Court alleging failure to comply with the Home Owners' Loan Act, insider trading, and breach of their fiduciary duty. The plaintiff demands judgment against the Company and its directors for the amount of damages sustained by the Company as result of the directors' breaches of fiduciary duty, awarding the plaintiff the costs and disbursements of the actions, including expenses of the lawsuit and granting such other and further relief as the Court may deem just and proper. The Company believes that this action is without merit and is defending the action vigorously. On December 7, 2001 the Company filed an Opening Brief and Motion to Dismiss the Complaint, which the plaintiff filed an opposition to on January 25, 2002. On March 8, 2002 the Company filed a Reply Brief in support if its motion to dismiss.

Item 4. Submissions of Matters to a Vote of Security Holders

         Not applicable.



                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Progress Financial Corporation's common stock is traded on The Nasdaq Stock MarketSM under the symbol "PFNC." At December 31, 2001 the Company had approximately 2,100 holders of record.

         Payment of cash dividends is subject to regulatory restrictions as described in Note 18 of Notes to Consolidated Financial Statements. The Company paid cash dividends on a quarterly basis totaling $.12 per share for the first two quarters of 2001 and $.21 per share during 2000.

         The following table sets forth the high and low closing prices, trading volumes and cash dividends per share paid for the periods described. Prior periods have been restated to reflect the 5% stock dividend distributed to shareholders on August 31, 2000.

                                       2001                                        2000
                       -------------------------------------     -----------------------------------------
                         Low    High     Volume    Dividends      Low       High     Volume      Dividends
                       -------------------------------------     -----------------------------------------
First Quarter          $7.06   $9.63   1,057,900     $.06        $10.42   $12.26      1,299,000    $.05
Second Quarter          6.88    8.40     819,500      .06         10.12    11.84        933,000     .05
Third Quarter           5.60    7.94     629,200       --         11.19    12.62        657,000     .05
Fourth Quarter          5.90    7.60     485,300       --          7.13    10.75        861,000     .06

Item 6.       Selected Consolidated Financial Data


Tabular information is presented in thousands of dollars except for share and per share data. This data should be read in conjunction with the Notes to Consolidated Financial Statements.

December 31,                                                 2001       2000       1999       1998       1997
--------------------------------------------------------------------------------------------------------------
Financial Condition
Investment and mortgage-backed securities:
     Available for sale                                    $211,828   $205,166   $149,518   $164,368   $50,913
     Held to maturity                                        38,173     41,940     34,309     12,401    53,472
Loans and leases, net                                       495,025    535,712    497,738    394,246   339,903
Loans held for sale                                          25,587         --         --     25,250       373
Real estate owned, net                                        1,533      1,750         66         --       380
Total assets                                                851,380    914,249    768,941    648,198   508,919
Deposits                                                    629,523    617,543    521,439    408,162   344,322
Borrowings and subordinated debt                            140,568    194,360    162,767    167,416    84,247
Capital securities                                           20,260     20,232     14,451     14,431    14,400
Shareholders' equity                                         50,599     50,160     47,809     41,554    25,362

Results of Operations
Interest income                                            $ 64,985   $ 67,028     52,174   $ 45,329   $36,497
Interest expense                                             33,372     35,175     25,432     22,450    17,894
Net interest income                                          31,613     31,853     26,742     22,879    18,603
Provision for loan and lease losses                           7,116      4,416      3,548        959     1,509
Net interest income after provision for loan and lease       24,497     27,437     23,194     21,920    17,094
losses
Non-interest income                                          16,111     19,542     17,587      7,645     5,950
Non-interest expense                                         39,563     38,306     31,648     21,834    17,332
Income from continuing operations before income taxes,
   extraordinary loss and cumulative effect of accounting
   change                                                     1,045      8,673      9,133      7,731     5,712
Tax expense (benefit)                                           302      3,016      3,101      2,816     2,230
Income from continuing operations before extraordinary loss
   and cumulative effect of accounting change                   743      5,657      6,032      4,915     3,482
Gain on sale of discontinued operations, net of tax              --      1,519         --         --        --
Income from discontinued operations, net of tax                  --        123        639        111       (15)
Income before extraordinary loss and cumulative effect of
   accounting change                                            743      7,299      6,671      5,026     3,467
Extraordinary loss, net of tax benefit                         (199)        --         --         --        --
Cumulative effect of accounting change, net of tax benefit       --         --         --        (46)       --
Net income                                                      544      7,299      6,671      4,980     3,467

Per Share Data
Basic income from continuing operations per common share
   before extraordinary loss and cumulative effect of
   accounting change                                         $  .13     $  .98     $ 1.04     $  .92    $  .74
Diluted income from continuing operations per common
   share before extraordinary loss and cumulative effect of
   accounting change                                            .13        .95        .99        .84       .68
Basic net income per common share                               .10       1.26       1.15        .93       .74
Diluted net income per common share                             .10       1.22       1.10        .85       .68
Dividends                                                       .12        .21        .17        .12       .08
Book value                                                     9.11       8.82       8.26       7.45      5.35

Operating Data
Return on average assets                                        .06%       .88%       .98%       .89%      .80%
Return on average shareholders' equity                         1.04      15.16      15.47      13.78     15.22
Average shareholders' equity to average assets                 5.82       5.78       6.33       6.42      5.23
Allowance for loan and lease losses to total loans and         1.87       1.36       1.18       1.06      1.12
leases
Non-performing assets as a percentage of total assets          1.28        .63        .75        .57       .50
Interest rate spread                                           3.18       3.50       3.63       3.66      3.98
Net interest margin                                            3.79       4.17       4.24       4.32      4.58
Dividends declared as a percent of net income per share      120.00      17.21      15.45      14.12     11.76

Banking Office Data
Number of full service banking offices                           20         16         14         11        10

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

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior years' data throughout the following discussion and analysis for comparability with 2001 data.

         When used in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors influence the Company's most critical accounting policy, "Allowance for Loan and Lease Losses" and the related "Provision for Possible Loan and Lease Losses," which are further discussed on pages 13, 24 and 34 of this Form 10-K.

Results of Operations

         The Company reported net income of $544,000 for the year ended December 31, 2001, in comparison with $7.3 million and $6.7 million for the years 2000 and 1999, respectively. The basic net income per common share was $.10 for 2001, $1.26 for 2000 and $1.15 for 1999. Fully diluted net income per common share was $.10 for 2001, $1.22 for 2000 and $1.10 for 1999. Income from continuing operations was $743,000 for the year ended December 31, 2001, in comparison with $5.7 million and $6.0 million for the years 2000 and 1999, respectively. During the fourth quarter of 2001, the Company paid off $10.0 million of long-term Federal Home Loan Bank borrowings resulting in an extraordinary loss on the early extinguishment of debt of $301,000 pretax, $199,000 net of tax, or diluted earnings per share of $.03. During the second quarter of 2000, the Company sold the assets of Procall Teleservices, Inc., its teleservices operations, resulting in a gain of $2.5 million pretax, $1.5 million net of tax, or diluted earnings per share of $.25. Return on average shareholders' equity was 1.04% and return on average assets was .06% for the year ended December 31, 2001. For 2000, return on average shareholders' equity was 15.16% and return on average assets was .88%. Return on average shareholders' equity was 15.47% and return on average assets was .98% for 1999.

Net Interest Income

         Net interest income on tax-equivalent basis remained level at $32.1 million for 2001, in comparison with $32.2 million for 2000. Although there was a $15.1 million increase in the positive variance between average interest-earning assets and average interest-bearing liabilities resulting from higher volumes in mortgage-backed securities partially offset by increased deposit volume, this was offset by the reduction in the net interest margin. The net interest margin was 3.79% for 2001 compared to 4.17% for 2000. The margin has been compressed by an environment of unprecedented decreases in short-term rates during 2001 of 475 basis.

         Net interest income on a tax-equivalent basis increased to $32.2 million for 2000, in comparison with $26.9 million for 1999. This was primarily due to a $15.0 million increase in the positive variance between average interest-earning assets and average interest-bearing liabilities resulting from higher volumes in commercial business loans, commercial real estate loans, lease financing receivables and investments which were partially offset by increased time deposit volume and short-term borrowings. The net interest margin was 4.17% for 2000 compared to 4.24% for 1999; the slight decline was primarily due to higher deposit rates in 2000 partially offset by higher yields on commercial business loans, construction loans and investments in 2000.

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

         The provision for loan and lease losses amounted to $7.1 million in 2001 compared to $4.4 million in 2000. The increase was undertaken primarily due to increases in classified loans, the level of charge-offs, non-performing assets and continued economic concerns.

         The provision for loan and lease losses amounted to $4.4 million in 2000 compared to $3.5 million in 1999. The increase was primarily due to loan growth and to increase the reserve coverage as a result of the economic climate.

         The ratio of the allowance for loan and lease losses to total non-performing loans and leases was 106.28%, 183.61% and 103.96% at December 31, 2001, 2000 and 1999, respectively.

         Although management utilizes its best judgment in providing for loan and lease losses, there can be no assurance that the Bank will not have to increase its provision for loan and lease losses in the future as a result of adverse market conditions for real estate in the Bank's primary market area, future increases in non-performing loans and leases, or for other reasons. Any such increase could adversely affect the Bank's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses and the carrying value of its other non-performing assets. Such agencies may require the Bank to recognize additions to its allowance for losses based on their judgements of information available to them at the time of their examination. The Company and the Bank were most recently examined by the Office of Thrift Supervision ("OTS") as of December 31, 2001.

Non-interest Income

         Non-interest income decreased to $16.1 million in 2001, compared to $19.5 million in 2000. This decrease was primarily due to the recognition of a $1.9 million loss from client warrants during 2001 compared with a gain of $3.5 million during 2000, financial services fee income which decreased $1.2 million and a gain on the sale of the Maryland-based leasing division of $1.7 million during 2000 partially offset by gain on sale of securities which increased $2.3 million and loss in unconsolidated entities which decreased $2.2 million.

         The Company recognized a loss of $1.9 million from client warrants during the first quarter of 2001 due to the permanent impairment of equity securities of U. S. Interactive, Inc. (USIT) received from warrants. USIT filed for protection under the bankruptcy court during the first quarter of 2001. The $1.9 million loss represents the amount which was previously included in client warrant income during the first quarter of 2000 related to market appreciation on these same warrants recorded in accordance with FASB 133.

         The Company had previously obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants did not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming non-performing, and collateral requirements on loans with warrants were similar to lending arrangements where warrants were not obtained. Additional information on warrants held by the Company can be found under "Business-- Banking-TechBanc."

         Mutual fund, annuity and insurance commissions decreased $1.5 million from the Company's subsidiary PFR. Loan, brokerage and advisory fees decreased $874,000 from the Company's subsidiary PRA. Partially offsetting these decreases were consulting fees generated by the Company's subsidiary KMR which increased $1.0 million.

         Gain on sale of securities increased $2.3 million during 2001 primarily due to increased sale and purchase activity related to the change in the financial markets and included a $708,000 gain on the disposition of the Company's investment in NewSeasons Assisted Living Communities Series B and C stock.

         The loss in unconsolidated entities of $634,000 in 2001 primarily relates to a loss on its investment in the NewSpring Ventures capital fund of which the Company owned 20% and was accounted for under the equity method. In December 2001, the Company recorded a gain on the sale of investments in unconsolidated entities of $802,000. The Company's subsidiary, PCI, sold its limited partnership interest in the NewSpring Ventures capital fund resulting in a gain of $964,000 representing the amount by which the Company had previously written down its investment. The Company's subsidiary, PDC, sold its interest in Progress Development I, L.P. resulting in a loss of $162,000. Additional information can be found under "Business-- Private Equity Fund Management and Other Activities."

         Non-interest income increased to $19.5 million in 2000 compared to $17.6 million in 1999. This increase was primarily due to a $4.9 million increase in financial services fee income and a $1.7 million gain on the sale of the Maryland-based leasing division partially offset by a $5.3 million decrease in equity in unconsolidated entities.

         Private equity fund management fees increased $1.5 million primarily generated by the Company's subsidiary PCM. Mutual fund, annuity and insurance commissions increased $1.9 million from the Company's subsidiary PFR. Consulting fees of $963,000 were generated during 2000 by the Company's subsidiary KMR.

         In December 2000, the Company sold the assets of its Maryland-based leasing division that resulted in the sale of $31.0 million of lease financing receivables and a gain of $1.7 million.

         The losses in unconsolidated entities of $2.8 million in 2000 primarily relate to the Ben Franklin mezzanine debt fund and NewSpring Ventures capital fund of which the Company owned approximately 36% and 20%, respectively, and which were accounted for under the equity method. These losses represent a partial reversal of unrealized gains reported in the third and fourth quarters of 1999.

         The Company recognized $3.5 million of client warrant income during 2000 due to the expiration of restrictions on the sale of warrants to acquire common stock of Internet Capital Group, Inc. (ICGE), USIT and EMAX Solutions Partners, Inc. The Company recognized client warrant income of $1.1 million from the sale of and market value adjustments on shares of ICGE; $2.0 million from market value adjustments on USIT warrants and $340,000 was on the sale of EMAX warrants back to SciQuest.com in accordance with the terms of the acquisition of EMAX by SciQuest.com.

         A gain on sale of securities of $603,000 was recorded during 2000 from the sale of 49,412 shares (adjusted for a 2-for-1 split) of common stock of ICGE which the Company acquired through an investment in a convertible note of ICGE made by it venture capital subsidiary.

Non-interest Expense

         Non-interest expense for 2001 amounted to $39.6 million compared to $38.3 million in 2000. Excluding non-recurring expenses of $1.1 million in 2001 and non-recurring expenses of $626,000 in 2000, non-interest expense increased $799,000. The non-recurring expenses for 2001 primarily included write-offs related to PLC, including a goodwill write-off of $440,000 and a write-down of used asset inventory for $422,000. Non-recurring expenses for 2000 included a write-down of goodwill associated with the AMIC Division of PRA of $373,000 and data processing conversion costs of $253,000. Professional services expenses increased $1.2 million primarily due to the business activities of KMR and legal expenses related to loans to pre-profit companies. Occupancy expense increased $239,000 in 2001 mainly due to the establishment of four new banking offices. Capital securities expense increased $371,000 due to the issuance of $6.0 million of 11.445% capital securities in July 2000. Salaries and employee benefits decreased $1.0 million in 2001 mainly due to lower commission expense for PFR.

         Non-interest expense for 2000 amounted to $38.3 million compared to $31.6 million in 1999. Excluding non-recurring expenses of $253,000 during 2000 related to data system conversion costs, a $373,000 write-down of goodwill during 2000 related to the sale of offices of the AMIC Division of PRA, and $1.1 million in 1999 associated with a leasing acquisition and unrelated adjustments, non-interest expense increased $7.1 million. This increase was partially due to a $4.3 million increase in salaries and employee benefits as a result of additional employees to staff new banking offices, the acquisition of KMR, the staffing of PCM, commissions at PFR and from other new positions established within the Company. Occupancy and furniture, fixtures and equipment expenses increased $1.5 million mainly due to a new operations center, bringing data processing in-house and new bank office openings. Professional services expense, excluding $31,000 in data system conversion related expenses in 2000, increased $492,000 primarily due to consulting costs associated with the business generated by the Company's subsidiaries PCM and KMR and legal costs associated with aggressive collection efforts on charged-off loans and leases. Real estate owned expenses increased $287,000 primarily due to construction management and legal expenses related to residential real estate development projects, classified as real estate owned. Loan expenses increased $221,000 primarily due to lease financing broker fees. Capital securities expense increased $312,000 due to the issuance of $6.0 million of 11.455% capital securities in July 2000.

Income Tax Expense

         The Company recorded income tax expense from continuing operations of $302,000 during 2001 compared to $3.0 million in 2000 and $3.1 million in 1999. Income tax benefit from the extraordinary loss on early extinguishment of debt was $102,000 during 2001. Income tax expense from the gain on sale of and income from discontinued operations was $1.1 million during 2000. Income tax expense on income from discontinued operations was $442,000 in 1999. The changes in income tax expense were primarily due to changes in taxable income.

Liquidity and Funding

         The Company must maintain sufficient liquidity to meet its funding requirements for loan and lease commitments, scheduled debt repayments, operating expenses, and deposit withdrawals. The Bank is the primary source of working capital for the Company. At December 31, 2001, the Bank met all regulatory capital liquidity requirements.

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

         At December 31, 2001, the total of approved loan commitments amounted to $23.3 million, and the Company had $156.1 million of undisbursed loan funds. At December 31, 2001, the amount of time deposits that are scheduled to mature within 12 months totaled $280.1 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Company.

         Deposits are obtained primarily from residents near the Bank's ten full-service offices in Montgomery County, one full-service office in Rosemont, Delaware County, two full-service offices in Chester County, four full-service offices in Bucks County, two full-service offices in Philadelphia County and one full-service office in Lambertville, Hunterdon County, New Jersey. The Bank has drive-up banking facilities at thirteen of its offices and has installed ATM's at all of its offices and at four additional locations. The Bank offers a wide variety of options to its customer base, including consumer and commercial demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, passbook accounts, certificates of deposit and retirement accounts.

         As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a savings bank's assets or on the FHLB's assessment of the savings bank's creditworthiness. The FHLB credit policies may change from time to time at its discretion. The Bank's maximum borrowing authority from the FHLB on December 31, 2001 was approximately $271.0 million.

         The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During 2001, the Company used its working capital primarily to meet its ongoing commitments to fund existing and continuing loan commitments, repay short-term debt, fund deposit withdrawals and maintain its liquidity. During 2000, the Company used its capital resources primarily to meet its ongoing commitments to fund existing and continuing loan commitments, fund deposit withdrawals and maintain its liquidity. For the year ended December 31, 2001, cash was used in operating activities primarily for the payment of other liabilities including a trade-date accounting entry for the purchase of mortgage-backed securities. Cash was provided by investing activities primarily due to the sales of and repayments on mortgage-backed securities, partially offset by purchases of mortgage-backed securities. Cash was used in financing activities during 2001 primarily due to a net decrease in short-term borrowings. For the year ended December 31, 2000, cash was provided by operating activities. Cash was used in investing activities as purchases of mortgage-backed and investment securities, and net originations of loans exceeded repayments and proceeds from sales, maturities and calls of mortgage-backed and investment securities and proceeds from sales of loans, lease receivables and the Maryland-based leasing division. Cash provided by financing activities during 2000, primarily due to increases in deposits, offset the outflows from investments activities. For the year ended December 31, 1999, cash was provided by operating activities. Cash was used in investing activities primarily due to net origination of loans. Cash provided by financing activities, primarily due to increases in time deposits, offset the outflows from investment activities.

Office of Thrift Supervision Directive

         During July 2001, the Company's Board of Directors approved a resolution to comply with the terms of a directive issued by the Office of Thrift Supervision ("OTS") that requires the Bank to (i) reduce its lending to early stage technology companies; (ii) increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance; (iii) increase its valuation allowance and implement improved credit review and monitoring programs and (iv) beginning on March 31, 2002, the Bank's classified assets-to-capital ratio shall not exceed 20% through gradual compliance. In addition, the Company will not pay cash dividends on its capital stock until the Bank achieves the required capital levels and has implemented an acceptable capital plan. As such, the Company has suspended the quarterly cash dividend on its common stock and its stock repurchase program and has undertaken measures to achieve capital compliance as promptly as possible. The increased capital levels reflect the Bank's level of business lending particularly in the technology sector and continued economic concerns. As of December 31, 2001 the Bank was in compliance with the terms of the OTS Directive.

         On February 7, 2002 the OTS approved the Company's revised Capital Enhancement Plan and agreed to extend the dates that the Bank must comply with the targeted ratio of classified assets to capital. As revised, the Bank's classified assets to capital ratio must not exceed 25% on June 30, 2002 and must not exceed 20% on September 30, 2002. At December 31, 2001, the Bank's classified assets to capital ratio was approximately 36.0%. The Bank is working aggressively to reduce the ratio and comply with the terms of the directive; but there can be no assurance that the Bank will be in compliance with these requirements on such dates. Failure to comply with such ratios could result in the OTS taking further regulatory action.

Capital Resources

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991; regulations implementing the prompt corrective action provision of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations. The prompt corrective action regulations defined specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be considered "well capitalized," an institution must generally have a tangible equity ratio of at least 2%, a Tier 1 or leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. Under the OTS directive discussed above, the Bank must increase its leverage capital ratio to no less than 8.0% and its total risk-based capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance.

         At December 31, 2001, the Bank met all regulatory capital requirements. At December 31, 2001, the Bank's leverage capital ratio was 7.90%, Tier 1 risk-based capital ratio was 11.60%, total risk-based ratio was 12.85% and tangible equity ratio was 7.88%, based on leverage capital of $66.4 million, Tier 1 risk-based capital of $66.4 million, total risk-based capital of $73.4 million, and tangible capital of $66.2 million, respectively. As of December 31, 2001, the Bank is classified as "well capitalized."

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

        Subsequently, on February 11, 2002, the Company closed a private placement offering of common stock to accredited investors of 1,153,330 common shares priced at $7.50 a share, totaling $8.6 million, resulting in net proceeds of approximately $8.3 million. The Company contributed $4.2 million of the net proceeds to the Bank to increase its regulatory capital ratios and to position the Company for strong, solid growth as it continues to focus on community banking strategy in 2002. The Company is in compliance with the capital targets set forth in the directive.

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

For the years ended December 31,                         2001                       2000                          1999
---------------------------------------------------------------------------------------------------------------------------------
                                              Average            Yield/   Average           Yield/    Average              Yield/
                                              Balance  Interest   Rate    Balance Interest   Rate     Balance   Interest    Rate
                                             -------------------------------------------------------------------------------------
Interest-earning assets:
   Interest-earning deposits                  $25,606   $  945   3.69%   21,244   $1,320    6.21%     $16,907   $  868     5.13%
   Securities:
        Trading securities                         --       --     --       264       --      --           86       --       --
        Taxable investment securities(1)       33,769    2,127   6.30    50,709    3,507    6.92       30,127    1,863     6.18
        Tax-exempt investment                  14,850    1,156   7.78    14,820      923    6.23       10,068      687     6.82
        securities(2)
        Mortgage-backed securities (1)        218,012   13,935   6.39   145,056   10,461    7.21      123,786    8,008     6.47
                                             --------  -------  -----  --------  -------   -----     --------  -------    -----
             Total securities                 266,631   17,218   6.46   210,849   14,891    7.06      164,067   10,558     6.44
   Loans:
        Commercial business loans(2)(3)       175,959   14,642   8.32   146,332   13,801    9.43      103,934    8,862     8.53
        Commercial real estate loans(2)(3)    190,313   16,191   8.51   170,180   14,980    8.80      146,784   12,652     8.62
        Construction loans                     69,889    6,075   8.69    54,435    5,944   10.92       50,161    5,062    10.09
        Single family residential real         31,312    2,633   8.41    39,078    2,991    7.65       45,656    3,329     7.29
        estate loans
        Consumer loans                         40,714    2,994   7.35    37,538    3,049    8.12       31,083    2,449     7.88
        Lease financing(2)                     45,518    4,750  10.44    93,615   10,446   11.16       76,861    8,600    11.19
                                             --------  -------  -----  --------  -------   -----     --------  -------    -----
             Total loans                      553,705   47,285   8.54  5 41,178   51,211    9.46      454,479   40,954     9.01
                                             --------  -------  -----  --------  -------   -----     --------  -------    -----
               Total interest-earning
                 assets                       845,942   65,448   7.74  7 73,271   67,422    8.72      635,453   52,380     8.24
                                             --------  -------  -----  --------  -------   -----     --------  -------    -----
Non-interest-earning assets:
   Cash                                        16,568                    16,762                        14,091
   Allowance for loan and lease losses         (8,956)                   (6,263)                       (4,924)
   Other assets                                42,273                    49,535                        36,237
                                             --------                  --------                      --------
               Total non-interest-
                earning assets                 49,885                    60,034                        45,404
                                             --------                  --------                      --------
                  Total assets               $895,827                   833,305                      $680,857
                                             ========                  ========                      ========
Interest-bearing liabilities:
   Interest-bearing deposits:
        NOW and Super NOW                    $113,406    2,844   2.51    91,975    3,119    3.39      $79,206    2,195     2.77
        Money market accounts                  42,382    1,112   2.62    37,223    1,172    3.15       35,649      993     2.79
        Passbook and statement savings         28,892      425   1.47    29,752      527    1.77       31,763      603     1.90
        Time deposits                         364,891   19,016   5.21   329,874   19,344    5.86      248,866   12,968     5.21
                                             --------  -------  -----  --------  -------   -----     --------  -------    -----
             Total interest-bearing           549,571   23,397   4.26   488,824    24,16   24.94      395,484   16,759     4.24
               deposits
   Short-term borrowings                       36,513    1,759   4.82    76,515    4,707    6.15       35,340    2,199     6.22
   Long-term debt                             145,566    8,216   5.64   108,752    6,306    5.80      120,400    6,474     5.38
                                             --------  -------  -----  --------  -------   -----     --------  -------    -----
             Total interest-bearing
               liabilities                    731,650   33,372   4.56   674,091   35,175    5.22      551,224   25,432     4.61
                                             --------  -------  -----  --------  -------   -----     --------  -------    -----
Non-interest-bearing liabilities:
   Non-interest-bearing deposits               77,352                    72,626                        57,514
   Other liabilities                           14,440                    20,652                        14,547
                                             --------                  --------                      --------
             Total non-interest-bearing
               liabilities                     91,792                    93,278                        72,061
                                             --------                  --------                      --------
               Total liabilities              823,442                   767,369                       623,285
Capital securities                             20,245                    17,795                        14,441
Shareholders' equity                           52,140                    48,141                        43,131
                                             --------                  --------                      --------
          Total liabilities, capital
            securities and shareholders'
            equity                           $895,827                   833,305                      $680,857
                                             ========                  ========                      ========
Net interest income                                    $32,076                   $32,247                       $26,948
                                                       =======                   =======                       =======
Interest rate spread (4)                                         3.18%                      3.50%                          3.63%
Effect of net interest-free funding
  sources(5)                                                      .61                        .67                            .61
                                                                -----                      -----                          -----
Net interest margin (6)                                          3.79%                      4.17%                          4.24%
                                                                ======                    ======                          =====
Average interest-earning assets to
  average interest-bearing liabilities                          115.6%                     114.7%                         115.2%
                                                                ======                    ======                          =====

(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair values that are reflected as a component of shareholders' equity.
(2) Interest income and rates are presented on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)  Includes loans held for sale.
(4) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Represents the effect on the net interest margin of the difference between non-interest-earning assets and non-interest-bearing liabilities, capital securities and shareholders' equity.
(6)  Represents net interest income divided by average interest-earning assets.

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

   --------------------------------------------------------------------------------------------------------
   For the years ended December 31,           2001 vs. 2000                           2000 vs. 1999
   --------------------------------------------------------------------------------------------------------
                                        Volume        Rate        Total        Volume     Rate       Total
                                        -------------------------------------------------------------------
   Interest-earning assets:
        Interest-earning deposits       $  234       ($609)     ($375)          $248      204        $ 452
        Securities:
             Trading securities             --          --         --             --       --           --
             Taxable investment
               securities               (1,088)       (292)    (1,380)         1,399      245        1,644
             Tax-exempt securities           2         231        233            299      (63)         236
             Mortgage-backed securities  4,773      (1,299)     3,474          1,473      980        2,453
                                        ------       -----     ------          -----    -----       ------
               Total securities          3,687      (1,360)     2,327          3,171    1,162        4,333
        Loans:
             Commercial business         2,586      (1,745)       841          3,925    1,014        4,939
             Commercial real estate
               loans                     1,720        (509)     1,211          2,059      269        2,328
             Construction loans          1,488      (1,357)       131            449      433          882
             Single family residential
               real estate loans          (635)        277       (358)          (496)     158         (338)
             Consumer loans                247        (302)       (55)           523       77          600
             Lease financing            (5,061)       (635)    (5,696)         1,869      (23)       1,846
                                        ------       -----     ------          -----    -----       ------
               Total loans                 345      (4,271)    (3,926)         8,329    1,928       10,257
   --------------------------------------------------------------------------------------------------------
                  Interest income        4,266      (6,240)    (1,974)        11,748    3,294       15,042
   --------------------------------------------------------------------------------------------------------
   Interest-bearing liabilities:
        Deposits:
             NOW and Super NOW             636        (911)      (275)           387      537          924
             Money market accounts         151        (211)       (60)            46      133          179
             Passbook and statement
               savings                     (15)        (87)      (102)           (37)     (39)         (76)
             Time deposits               1,937      (2,265)      (328)         4,609    1,767        6,376
                                        ------       -----     ------          -----    -----       ------
               Total deposits            2,709      (3,474)      (765)         5,005    2,398        7,403
        Short-term borrowings           (2,085)       (863)    (2,948)         2,533      (25)       2,508
        Long-term debt                   2,088        (178)     1,910           (653)     485         (168)
   --------------------------------------------------------------------------------------------------------
                  Interest expense       2,712      (4,515)    (1,803)         6,885    2,858        9,743
   --------------------------------------------------------------------------------------------------------
   Net interest income                 $ 1,554     ($1,725)    ($ 171)       $ 4,863      436       $5,29
   ========================================================================================================

Investment and Mortgage-Backed Securities

         Investment and mortgage-backed securities are comprised of the following at December 31, 2001, 2000 and 1999:

                                                            Held to  Maturity       Available for Sale
                                                         -----------------------------------------------
                                                         Amortized    Estimated   Amortized    Estimated
     December 31, 2001                                      Cost      Fair Value    Cost       Fair Value
     ----------------------------------------------------------------------------------------------------
     FHLB stock                                          $  6,500     $ 6,500     $    --      $     --
     U.S. agency obligations                               16,808      16,719       2,770         2,774
     Bank deposits                                             --          --         440           440
     Corporate bonds                                           --          --       1,919         1,545
     Municipal bonds                                       14,865      14,801          --            --
     Equity investments                                        --          --       1,923         1,923
     Mortgage-backed securities                                --          --     205,741       205,146
     ----------------------------------------------------------------------------------------------------
     Total investment and mortgage-backed securities     $ 38,173    $ 38,020    $212,793      $211,828
     ====================================================================================================

                                                                      Held to Maturity        Available for Sale
                                                                 --------------------------------------------------
                                                                   Amortized  Estimated     Amortized     Estimated
December 31, 2000                                                    Cost     Fair Value      Cost       Fair Value
--------------------------------------------------------------------------------------------------------------------
FHLB stock                                                         $ 6,350     $ 6,350      $    --       $     --
U.S. agency obligations                                             20,755      19,230       16,524         16,687
Bank deposits                                                           --          --          447            447
Corporate bonds                                                         --          --        1,913          1,570
Municipal bonds                                                     14,835      14,645           --             --
Equity investments                                                      --          --        5,436          2,994
Mortgage-backed securities                                              --          --      183,475        183,468
--------------------------------------------------------------------------------------------------------------------
Total investment and mortgage-backed securities                    $41,940     $40,225     $207,795       $205,166
====================================================================================================================

                                                                      Held to Maturity        Available for Sale
                                                                 --------------------------------------------------
                                                                   Amortized  Estimated     Amortized     Estimated
December 31, 1999                                                    Cost     Fair Value      Cost       Fair Value
--------------------------------------------------------------------------------------------------------------------
FHLB stock                                                         $ 4,923     $ 4,923     $     --       $     --
U.S. agency obligations                                             14,581      14,255       17,107         16,777
Corporate bonds                                                         --          --        1,900          1,693
Municipal bonds                                                     14,805      13,736           --             --
Equity investments                                                      --          --        4,564         12,162
Mortgage-backed securities                                              --          --      123,958        118,886
--------------------------------------------------------------------------------------------------------------------
Total investment and mortgage-backed securities                    $34,309     $32,914     $147,529       $149,518
====================================================================================================================

         The following table sets forth the contractual maturities of the investment and mortgage-backed securities at December 31, 2001 by investment type and the weighted average yield for each range of maturities. The yield on municipal bonds is calculated on a tax-equivalent basis.

                                                   US
                                               Government      Business                                     Weighted
                                                Agencies    Corporations   Municipalities    Total        Average Yield
------------------------------------------------------------------------------------------------------------------------
Available for sale:
Due one year or less                           $    1,770        $ 450       $    --       $  2,220             2.29%
Due after one year through 5 years                  1,004           --            --           1,004             6.05
Due after 5 years through 10 years                     --           --            --              --               --
Due after 10 years                                     --        1,535            --           1,535             3.03
Mortgage-backed securities                        205,146           --            --         205,146             6.93
Equity securities                                      --        1,923            --           1,923              .22
------------------------------------------------------------------------------------------------------------------------
Total available for sale                       $  207,920       $3,908       $    --        $211,828             6.79%
========================================================================================================================

Held to maturity:
Due after 5 years through 10 years             $       --       $   --       $   787        $    787             6.83%
Due after 10 years                                 16,808           --        14,078          30,886             7.27
FHLB stock                                          6,500           --            --           6,500             5.75
------------------------------------------------------------------------------------------------------------------------
Total held for sale                            $   23,308       $   --       $14,865        $ 38,173             7.00%
========================================================================================================================

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

         The Company's net loan and lease portfolio, including loans held for sale, totaled $520.6 million at December 31, 2001 or 61.1% of its total assets, a decrease of $15.1 million or 2.8% from the $535.7 million outstanding at December 31, 2000.


         The following table depicts the composition of the Company's loan and lease portfolio, net of unearned income, at December 31 for the years indicated:

At December 31,                   2001                2000                    1999                1998                1997
---------------------------------------------------------------------------------------------------------------------------------
                            Amount   Percent     Amount  Percent       Amount   Percent     Amount   Percent     Amount  Percent
                           ------------------------------------------------------------------------------------------------------
Commercial business(1)     $146,844   27.68%    $175,972   32.40%     $119,807   23.79%    $ 92,737   21.87%    $ 69,312   20.14%
Commercial real
  estate(2)                 197,394   37.21      178,874   32.93       162,588   32.28      134,380   31.69      109,938   31.94
Construction                 77,380   14.58       60,172   11.08        58,813   11.68       44,546   10.51       26,695    7.76
Single family                          5.00
  residential mortgage(3)    26,518               34,676    6.39        40,554    8.05       50,086   11.81       56,565   16.44
Consumer loans               44,821    8.45       37,242    6.86        34,918    6.93       28,738    6.78       25,557    7.43
Lease financing              37,572    7.08       56,183   10.34        86,985   17.27       73,499   17.34       56,072   16.29
                           ------------------------------------------------------------------------------------------------------
   Total loans and
     leases                 530,529  100.00%     543,119  100.00%      503,665  100.00%     423,986  100.00%     344,139  100.00%
                                     ======               ======                ======               ======               ======
Allowance for loan and
   Lease losses              (9,917)              (7,407)               (5,927)              (4,490)              (3,863)
                           --------              -------              --------             --------             --------
   Net loans and
     leases                $520,612             $535,712              $497,738             $419,496             $340,276
                           ========             ========              ========             ========             ========

(1) Includes $23.3 million of loans classified as held for sale at December 31, 2001.
(2) Includes $2.3 million and $25.3 million of loans classified as held for sale at December 31, 2001 and 1998, respectively.
(3) Includes $373,000 of loans classified as held for sale at December 31, 1997.


         The following table sets forth the scheduled contractual maturities of the Company's commercial loans at December 31, 2001. The following table also sets forth the dollar amount of commercial loans scheduled to mature after one year which have fixed or adjustable rates. Loans held for sale are included in the one year or less category.

------------------------------------------------------------------------------------------------------
                                                                 Commercial                Commercial
At December 31, 2001                                               Mortgage     Construct    Business
------------------------------------------------------------------------------------------------------
Amounts due:
   One year or less                                               $ 18,432     $48,959      $ 87,305
   After one year through five years                                39,102      28,421        44,773
   Beyond five years                                               139,860          --        14,766
------------------------------------------------------------------------------------------------------
     Total                                                        $197,394     $77,380      $146,844
======================================================================================================
Interest rate terms on amounts due after one year:
   Fixed                                                          $ 84,642     $    --      $ 25,885
------------------------------------------------------------------------------------------------------
   Adjustable                                                     $ 94,320     $28,421      $ 33,654
------------------------------------------------------------------------------------------------------

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

Risk Elements
         The following table details the Company's underperforming assets at December 31 for the years indicated:

--------------------------------------------------------------------------------------------------------------
At December 31,                                                   2001       2000     1999      1998     1997
--------------------------------------------------------------------------------------------------------------
Loans and leases accounted for on a non-accrual basis           $ 9,331    $ 4,034   $5,701    $3,683    2,179
REO, net of related reserves                                      1,533      1,750       66        --      380
--------------------------------------------------------------------------------------------------------------
   Total non-performing assets                                   10,864      5,784    5,767     3,683    2,559
Accruing loans 90 or more days past due                           1,125      4,502    2,336     4,030    2,721
--------------------------------------------------------------------------------------------------------------
Total underperforming assets                                    $11,989    $10,286   $8,103    $7,713    5,280
--------------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of net loans and leases
and real estate owned                                              2.08%      1.08%    1.16%      .88%     .75%
==============================================================================================================
Non-performing assets as a percentage of total assets              1.28%       .63%     .75%      .57%     .50%
==============================================================================================================
Underperforming assets as a percentage of net loans and
leases and real estate owned                                       2.30%      1.91%    1.63%     1.84%    1.55%
==============================================================================================================
Underperforming assets as a percentage of total assets             1.41%      1.13%    1.05%     1.19%    1.04%
==============================================================================================================

         Gross interest income that would have been recorded during 2001, 2000 and 1999 if the Company's non-accrual loans and leases at the end of such periods had been performing in accordance with their terms during such periods was $811,000, $351,000 and $637,000, respectively. The amount of interest income that was actually recorded during 2001, 2000 and 1999 with respect to such non-accrual loans and leases amounted to approximately $429,000, $175,000 and $426,000, respectively.

         The $9.3 million of non-accrual loans and leases at December 31, 2001 consists of $556,000 of loans secured by first liens on single-family residential property, $512,000 of loans secured by commercial property, $6.6 million of commercial business loans (of which $2.9 million were loans to pre-profit companies), $421,000 of consumer loans and $1.1 million of lease financing. The largest underperforming customer had an aggregate non-accrual loan balance of $3.3 million that was participated to the Bank, secured by accounts receivable and business assets. The customer has been current in its payments to the Bank but has been identified by Shared National Institutional Credit as a non-accrual credit at the lead bank. The second largest underperforming customer had an aggregate non-accrual loan balance of $2.1 million, secured by accounts receivable and business assets. While both customers continue to make payments, the ultimate collectibility of all principal and interest is uncertain.

         The accrual of interest on commercial loans, mortgage loans and leases is generally discontinued when the loans and leases become 90 days past due and when, in management's judgement, it is determined that a reasonable doubt exists as to collectibility. The accrual of interest is also discontinued on residential and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by cash collateral or by real estate with a loan to value less than 75% for first mortgage loans and less than 60% for second mortgage loans. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest collected on such loans is recorded as a contra against the principal balance and only recorded into interest income if the loan is returned to an accruing status. A loan remains on non-accrual status until the factors which indicate doubtful collectibility no longer exist, or the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

         All loans and leases are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. In addition to the loans classified as underperforming at December 31, 2001, other loans with a total principal balance of $7.1 million were identified by management to be possible problem loans. While these borrowers are in compliance with present repayment terms, their financial conditions have caused management to believe that their loans may result in classification as past due or non-accrual at some future time. These loans have been considered in the recognition of impaired loans described below.


         In 1995, the Company adopted the provisions of SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under the Company's credit policy, all loans, except for leases, residential mortgages, and consumer loans, are subject to impairment recognition on a monthly basis. A loan is considered impaired when it is probable that all principal and interest due under the contractual terms of a loan will not be collected. The Company generally considers most loans 90 days or more past due and all non-accrual loans to be impaired. Loan impairment is measured based on the present value of expected future cash flows or the fair value of collateral if the loan is collateral dependent. If the fair value of an impaired loan is less than its recorded investment, a specific valuation allowance is allocated to the loan. Interest income on impaired loans other than non-accrual loans, is recorded on an accrual basis.

         The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 2001 and 2000:

                             Amount in the   Amount in the
                               Recorded        Recorded
                             Investment in   Investment in
                             Impaired Loans  Impaired Loans     Total
                            for Which There  for Which There   Recorded
                             is a Related    is No Related   Investment in   Amount of
                             Allowance for   Allowance for   the Impaired   Allowance for
                              Loan Losses     Loan Losses       Loans        Loan Losses
-----------------------------------------------------------------------------------------
At December 31, 2001
-----------------------------------------------------------------------------------------
Commercial business              $10,661           $--        $10,661         $2,039
Commercial real estate             4,513            --          4,513            678
Construction                          --            --             --             --
-----------------------------------------------------------------------------------------
Total                            $15,174           $--        $15,174         $2,717
-----------------------------------------------------------------------------------------
At December 31, 2000
-----------------------------------------------------------------------------------------
Commercial business              $ 3,970           $--        $ 3,970         $  512
Commercial real estate             2,414            --          2,414            237
Construction                          --            --             --             --
-----------------------------------------------------------------------------------------
Total                            $ 6,384           $--        $ 6,384         $  749
-----------------------------------------------------------------------------------------

         Primarily all of the impaired loans were measured based on the fair value of collateral. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 were $12.3 million, $3.8 million and $1.8 million, respectively. Interest income recognized on impaired loans totaled $538,000 for 2001, $176,000 for 2000 and $56,000 for 1999.

         The amount of impaired loans is not directly comparable with the amount of underperforming loans previously disclosed. The primary differences between underperforming loans and impaired loans are: i) all loan categories are considered in determining underperforming loans while impaired loan recognition is limited to commercial business loans, commercial real estate loans and construction loans; and ii) impaired loan recognition considers not only loans 90 days or more past due and non-accrual loans but also may include possible problem loans other than delinquent loans. At December 31, 2001, the balance of impaired loans included non-accrual loans of $7.1 million and loans 90 days or more past due of $983,000. At December 31, 2000, the balance of impaired loans included non-accrual loans of $1.5 million and loans 90 days or more past due of $1.8 million.

         The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

----------------------------------------------------------------------------------------
At of December 31,               2001                  2000                1999
----------------------------------------------------------------------------------------
                            Amount   Percent     Amount    Percent    Amount    Percent
                           -------   -------    -------    -------   -------   --------
Delinquencies:
  30 to 59 days            $ 4,214     .80%     $ 6,255     1.15%    $ 7,488     1.49%
  60 to 89 days              5,962    1.12        1,480      .27       1,288      .26
  90 or more days            1,125     .21        4,502      .83       2,336      .46
----------------------------------------------------------------------------------------
     Total                 $11,301    2.13%     $12,237     2.25%    $11,112     2.21%
========================================================================================

Concentrations of Credit Risk

         The Company extends credit through loans and leases in the normal course of business to its customers, a significant number of whom operate or reside within southeastern Pennsylvania and surrounding business areas. The ability of its customers to meet contractual obligations is, to some extent, dependent upon the conditions of this regional economy.

         In addition, certain groups of borrowers share characteristics which, given current economic conditions may affect their ability to meet contractual obligations. These customers and their credit extensions at December 31, 2001, include: retail consumers that account for 14% of all credit extensions; commercial mortgages and construction that account for 42%; residential construction that account for 9%; and commercial business that accounts for 35%.

Summary of Loan and Lease Loss Experience

         The following table details the allocation of the allowance for loan and lease losses to the various categories at the dates indicated. The allocation is not necessarily indicative of the categories in which future losses will occur, and the entire allowance is available to absorb losses in any category of loans or leases.

----------------------------------------------------------------------------------------------------------------------
At December 31,              2001              2000              1999             1998                1997
----------------------------------------------------------------------------------------------------------------------
                                 Percent of      Percent of          Percent of       Percent of          Percent of
                                  Loans to        Loans to           Loans to          Loans to             Loans to
                                   Total            Total              Total             Total                Total
                        Amount     Loans  Amount    Loans  Amount      Loans   Amount    Loans    Amount      Loans
                                   and               and                and               and                  and
                                 Leases             Leases            Leases            Leases                Leases
----------------------------------------------------------------------------------------------------------------------
Commercial business     $5,062   24.47%  $2,342    32.40%  $1,256     23.79%  $  930     21.87%     $749       20.14%
Commercial real estate   2,441   38.64    2,332    32.93    1,384     32.28    1,134     31.69     1,120       31.94
Construction             1,030   15.32    1,068    11.08      885     11.68      652     10.51       290        7.76
Single family
   residential
   mortgage                 89    5.25     176      6.39      436      8.05      116     11.81       127       16.44
Consumer                   229    8.88      15      6.86       39      6.93       39      6.78       131        7.43
Lease financing          1,066    7.44    1,474    10.34    1,927     17.27    1,619     17.34     1,446       16.29
----------------------------------------------------------------------------------------------------------------------
     Total              $9,917  100.00%  $7,407   100.00%  $5,927    100.00%  $4,490    100.00%   $3,863      100.00%
======================================================================================================================

The following table details the Company's allowance for loan and lease losses for the periods indicated:

---------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                           2001         2000         1999         1998        1997
---------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                     $553,705     $541,178     $454,479     $373,545    $306,052
---------------------------------------------------------------------------------------------------------------------
Balance beginning of period                              $  7,407        5,927     $  4,490     $  3,863    $  3,768
Charge-offs:
     Commercial business                                    2,687        1,717           --            2         291
     Commercial real estate                                    42           --           --           --         394
     Single family residential mortgage                        10           52           79           --           3
     Consumer                                                  30           10            2           72         100
     Lease financing                                        2,530        1,839        2,473          681         879
---------------------------------------------------------------------------------------------------------------------
        Total charge-offs                                   5,299        3,618        2,554          755       1,667
---------------------------------------------------------------------------------------------------------------------
Recoveries:
     Commercial business                                      447          121           18          128          20
     Commercial real estate                                    --            7           --            5          --
     Construction                                              --           --           --            2          --
     Single family residential mortgage                        11            2           --            1          --
     Consumer                                                   5            6           16           12          19
     Lease financing                                          230          546          409          275         214
---------------------------------------------------------------------------------------------------------------------
        Total recoveries                                      693          682          443          423         253
---------------------------------------------------------------------------------------------------------------------
Net charge-offs                                             4,606        2,936        2,111          332       1,414
Provision for loan and lease losses                         7,116        4,416        3,548          959       1,509
---------------------------------------------------------------------------------------------------------------------
Balance at end of period                                  $ 9,917       $7,407     $  5,927     $  4,490     $ 3,863
=====================================================================================================================
Specific Valuation Allowance on Impaired Loans                354           --           13           16          --
=====================================================================================================================
Ratio of net charge-offs during the period to average
   loans and leases outstanding during the period             .83%         .54%         .46%         .09%        .46%
=====================================================================================================================
Ratio of allowance for loan and lease losses to
   non-performing loans and leases at end of period        106.28%      183.61%      103.96%      121.91%     177.28%
=====================================================================================================================
Ratio of allowance for loan and lease losses to under-
   performing loans and leases at end of period(1)          94.85%       86.77%       73.75%       58.21%      78.84%
=====================================================================================================================

(1)  Includes loans 90 or more days delinquent and still accruing.

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

Deposits

         Certificates of deposit in amounts of $100,000 or more were $124.6 million, $125.5 million and $116.9 million at December 31, 2001, 2000 and 1999, including brokered certificates of deposits of $29.4 million, $30.0 million and $20.5 million, respectively.

          The following table presents the remaining maturity of certificates of deposits of $100,000 or more at December 31, 2001:

     ----------------------------------------------------------------------------------------------------------------------
     Remaining Maturity                                               > 3 months        > 6 months              > 12 months
     At December 31, 2001                      3 months or less    through 6 months    through 12 months
     ----------------------------------------------------------------------------------------------------------------------
     Certificates of Deposit $100,000 or more       $60,743              $28,080             $26,056             $   9,768
     ======================================================================================================================

Short-Term Borrowings

         The following table presents certain information regarding short-term securities sold under agreement to repurchase:

----------------------------------------------------------------------------------------------------
For the years ended December 31,                             2001           2000            1999
----------------------------------------------------------------------------------------------------
   Balance outstanding at end of period                   $    --         $53,700         $44,145
   Weighted average interest rate at
     end of period                                             --%           6.34%           5.51%
   Average balance outstanding                            $35,303         $66,259         $28,162
   Weighted average interest rate during the
     period                                                  4.78%           6.06%           5.72%
   Maximum amount outstanding at any month-end
     during the period                                    $67,499         $77,710         $47,145

Contractual Obligations and Commercial Commitments

         The following table presents future payments under contractual cash obligations as of December 31, 2001:

                                                          Payments Due by Period
                                        ----------------------------------------------------------------
Contractual Obligations                 Less than   1 Through        4 Through
                                         1 Year      3 Years          5 Years      After 5      Total
--------------------------------------------------------------------------------------------------------
Long-term Debt                           $   --     $64,239           $36,278      $36,851     $137,368
Subordinated Debt                            --       3,000                --           --        3,000
Capital Securities(1)                        --          --                --       21,000       21,000
Operating Leases                          1,453       2,892             2,432           --        6,777
                                         ---------------------------------------------------------------
Total Contractual Obligations            $1,453      70,131           $38,710      $57,851     $168,145
                                         ===============================================================

(1) Gross of deferred costs of $740,000.

         The following table presents possible future payments under outstanding commitments as of December 31, 2001:

                                                   Amount of Commitment Expiration by Period
                                     -----------------------------------------------------------------
Commercial Commitments               Less than   1 Through        4 Through
                                      1 Year      3 Years          5 Years      After 5       Total
------------------------------------------------------------------------------------------------------
Unused Lines of Credit                 $118,590     $37,543          $   --      $ --         $156,133
Commitments to Extend Credit             23,269          --              --        --           23,269
Letters of Credit                            50      10,624           1,244       150           12,068
                                      -----------------------------------------------------------------
Total Commercial Commitments           $141,909     $48,167          $1,244      $150         $191,470
                                      =================================================================

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

         The Company projects net interest income in a rising rate scenario of 200 basis points over a 24-month period as well as a 200 basis point decrease in a declining rate scenario during this same period. The Company then determines its interest rate sensitivity by calculating the difference in net interest income in the rising and declining rate scenarios versus the flat rate scenario. Based on this analysis at December 31, 2001 the Company would experience an approximate 5.4% increase in net interest income over a one year period if rates rise 200 basis points in comparison to a flat rate scenario and an approximate 5.9% decrease in net interest income if rates decline 200 basis points.

         The following table presents the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities for various time periods based on the information and the assumptions set forth in the notes below.

                                Less than          Three months           One to five           Five to ten           Over ten
                               three months         to one year               years                years                years
At December 31, 2001         Amount   Yield/Rate  Amount    Yield/Rate   Amount   Yield/Rate  Amount  Yield/Rate  Amount  Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earnings assets(1)
 Interest-earning deposits   $ 11,277    1.65%    $   --        --%      $   --       --%     $    --      --%    $  --        --%
 Investment securities         13,119    4.01     17,238      7.07       4,016      7.26       10,853    7.94        --        --
 Mortgage-backed securities     8,479    5.88     25,157      5.90       71,572     5.89       52,323    5.89     48,206      5.92
 Commercial business(2)       111,363    6.48      5,656      8.30       21,886     8.55        1,948    8.42         47      7.25
 Commercial real estate
   loans(2)                    28,548    7.09     37,535      8.37       123,844    8.21        7,697    8.15         --        --
 Construction loans            75,027    6.69      2,860      7.48          --        --           --      --         --        --
 Single family residential      3,087    7.98     13,030      7.48       8,097      7.69        1,594    7.73        212      7.77
 Consumer loans                16,943    5.24      3,391      7.90       14,498     7.75        6,956    7.83      2,407      8.09
 Lease financing                2,500   11.50     12,500     11.50       19,535    10.53           --      --         --        --
                             -------------------------------------------------------------------------------------------------------
   Total interest-earning
     assets                  $270,343    6.25%   117,367      7.85%     $263,448    7.73%      81,371    6.64%     50,872     6.03%
                             =======================================================================================================
Interest-bearing
liabilities:(3) (4)
 Money market deposits       $  6,362    1.75%    $6,794      1.75%     $20,390     1.75%     $ 8,155    1.75%      4,078      1.7%
 NOW and Super NOW              6,074    1.57     21,330      1.52       63,544     1.52       25,606    1.52       4,111     1.52
 Passbook and statement
   savings                        503    1.05      2,517      1.05       16,605     1.05        7,548    1.05       3,018     1.05
 Time deposits                 89,148    3.32    191,749      4.15       67,101     4.61          107    5.40          --       --
 Short-term borrowings            119    2.81         81      7.50          --        --           --      --          --       --
 Long-term debt                    --      --         --        --       126,868    5.47       10,500    6.20          --       --
 Subordinate debt                  --      --         --        --         3,000    8.25           --      --          --       --
                             -------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                $102,206    3.10%   222,471      3.79%     $297,508    3.96%     $51,916    2.44%     $11,207     1.4%
                             =======================================================================================================
Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities $168,137          $(105,104)               $(34,060)             $29,455              $39,665
                             =======================================================================================================
Cumulative excess of
interest-earning assets over
interest-bearing liabilities $168,137          $  63,033                $ 28,973              $58,428               98,093
                             =======================================================================================================
Cumulative excess of
interest-earning assets over
interest-bearing liabilities
as a percent of total assets    19.75%              7.40%                   3.40%                6.86%               11.52%
                             =======================================================================================================

(1) Adjustable and floating-rate items are included in the period in which interest rates are next scheduled to reprice rather than in the period in which they are due, and fixed rate loans are included in period in which they are scheduled to be repaid or are estimated to prepay. Loan balances have been reduced for non-accrual loans, which amounted to $9.3 million at December 31, 2001. Interest earning assets do not include loan loss reserves, deferred loan fees, and mark-to market adjustment on available for sale securities.
(2) Loans held for sale are included in the three month time period: commercial business of $23.3 million and commercial real estate of $2.3 million.
(3) Money market deposits, savings accounts, and NOW accounts are estimated in terms of repricing and balance sensitivity; the estimates are necessarily subjective due to the indeterminate maturity of the accounts.
(4) Deposits that are part of the loan sale are included in the three month time period.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition
(Dollars in thousands)

------------------------------------------------------------------------------------------------------------
At December 31,                                                                            2001       2000
------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from other financial institutions:
   Non-interest earning                                                                   $21,250   $25,360
   Interest earning                                                                        11,276    59,637
Investments and mortgage-backed securities:
  Available for sale at fair value $212,793 in 2001 and $207,795 in
  (amortized cost: 2000)                                                                  211,828   205,166

   Held to maturity at amortized cost (fair value: $38,020 in 2001 and $40,225 in 2000)    38,173    41,940
Loans and leases, net (net of reserves: $9,917 in 2001 and $7,407 in 2000)                495,025   535,712
Loans held for sale                                                                        25,587        --
Investments in unconsolidated entities                                                      1,985     9,266
Premises and equipment, net                                                                26,038    18,343
Accrued interest receivable                                                                 4,551     5,625
Net deferred income tax assets                                                              4,839     4,446
Other assets                                                                               10,828     8,754
                                                                                         --------  --------
          Total assets                                                                   $851,380  $914,249
                                                                                         ========  ========
Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
        Non-interest-bearing                                                              544,740   529,187
        Interest-bearing
   Short-term borrowings:
        Securities sold under agreement to repurchase                                          --    53,700
        Other short-term borrowings                                                           200    25,660
   Long-term debt                                                                         137,368   112,000
   Subordinated debt                                                                        3,000     3,000
   Payable for securities purchased                                                            --    10,075
   Accrued interest                                                                         3,526     5,819
   payable
   Deferred tax                                                                             1,609     2,229
   liabilities
   Other liabilities                                                                        5,295    13,831
                                                                                         --------  --------
          Total liabilities                                                               780,521   843,857
                                                                                         --------  --------

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
holding solely junior subordinated debentures of the Corporation                           20,260    20,232

Commitments and contingencies (Note 16)
Shareholders' equity:
   Serial preferred stock--$.01 par value; 1,000,000 shares authorized but unissued            --        --
   Junior participating preferred stock--$.01 par value; 1,010 shares authorized
     but unissued                                                                              --        --
   Common stock--$1 par value; and 5,818,000 and 5,814,000 shares 12,000,000 shares authorized; issued and outstanding at December 31, 2001 and December 31, 2000,
     respectively                                                                           5,818     5,814
   Treasury stock (84,000 and 125,000 shares at December 31, 2001 and December 31,
     2000, respectively)                                                                     (628)   (1,245)
   Unearned Employee Stock Ownership Plan shares (182,000 and 0 shares at December
     31, 2001 and December 31, 2000, respectively)                                         (1,448)       --
   Unearned compensation - restricted stock awards                                           (107)     (858)
   Capital surplus                                                                         44,029    44,400
   Retained earnings                                                                        3,620     3,848
   Net accumulated other comprehensive loss                                                  (685)   (1,799)
                                                                                         --------  --------
          Total shareholders' equity                                                       50,599    50,160
                                                                                         --------  --------
          Total liabilities, Corporation-obligated mandatorily redeemable capital
          securities and shareholders' equity                                            $851,380  $914,249
                                                                                         ========  ========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income
(Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                          2001          2000         1999
----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                                                                       $47,215       $51,132       $40,952
  Mortgage-backed securities                                                              13,935        10,461         8,008
  Investment securities                                                                    2,890         4,115         2,346
  Other                                                                                      945         1,320           868
                                                                                         -------       -------       -------
     Total interest income                                                                64,985        67,028        52,174
                                                                                         -------       -------       -------
Interest expense:
  Deposits                                                                                23,397        24,162        16,759
  Short-term borrowings                                                                    1,759         4,707         2,199
  Long-term debt                                                                           8,216         6,306         6,474
                                                                                         -------       -------       -------
     Total interest expense                                                               33,372        35,175        25,432
                                                                                         -------       -------       -------
Net interest income                                                                       31,613        31,853        26,742
Provision for loan and lease losses                                                        7,116         4,416         3,548
                                                                                         -------       -------       -------
Net interest income after provision for loan and lease losses                             24,497        27,437        23,194
                                                                                         -------       -------       -------
Non-interest income:
  Service charges on deposits                                                              2,616         2,236         2,097
  Lease financing fees                                                                       751         1,433         1,223
  Mutual fund, annuity and insurance commissions                                           3,094         4,605         2,669
  Loan brokerage and advisory fees                                                         1,319         2,193         2,385
  Private equity fund management fees                                                      2,457         2,235           702
  Gain (loss) on sale of securities                                                        2,819           533          (347)
  Gain (loss) on sale of loan and lease receivables                                          975           667           (20)
  Gain on sale of investments in unconsolidated entities                                     802            --            --
  Gain on sale of leasing division                                                            --         1,686            --
  Client warrant income (loss)                                                            (1,948)        3,523         4,188
  Equity (loss) in unconsolidated entities                                                  (634)       (2,791)        2,524
  Other                                                                                    3,860         3,222         2,166
                                                                                         -------       -------       -------
     Total non-interest income                                                            16,111        19,542        17,587
                                                                                         -------       -------       -------
Non-interest expense:
  Salaries and employee benefits                                                          19,159        20,180        15,850
  Occupancy                                                                                2,541         2,302         1,495
  Data processing                                                                          1,001         1,098         1,171
  Professional services                                                                    3,662         2,466         1,943
  Furniture, fixtures and equipment                                                        2,234         2,147         1,477
  Loan and real estate owned expenses, net                                                 1,394         1,228           720
  Capital securities expense                                                               2,278         1,907         1,595
  Other                                                                                    7,294         6,978         7,397
                                                                                         -------       -------       -------
     Total non-interest expense                                                           39,563        38,306        31,648
                                                                                         -------       -------       -------
Income from continuing operations before income taxes and extraordinary loss               1,045         8,673         9,133
Income tax expense                                                                           302         3,016         3,101
                                                                                         -------       -------       -------
Income from continuing operations before extraordinary loss                                  743         5,657         6,032
Gain on sale of discontinued operations (net of tax expense of  $1,035)                       --         1,519            --
Income from discontinued operations (net of tax expense of $30 and $442)                      --           123           639
                                                                                         -------       -------       -------
Income before extraordinary loss                                                             743         7,299         6,671
Extraordinary loss on early extinguishment of debt (net of tax benefit of $102)             (199)           --            --
                                                                                         -------       -------       -------
Net income                                                                               $   544       $ 7,299       $ 6,671
                                                                                         =======       =======       =======
Basic income, per common share, from continuing operations before extraordinary loss     $   .13       $   .98       $  1.04
Diluted income, per common share, from continuing operations before extraordinary loss       .13           .95           .99
Basic earnings per common share, before extraordinary loss                                   .13          1.26          1.15
Diluted earnings per common share, before extraordinary loss                                 .13          1.22          1.10
Basic earnings per common share                                                              .10          1.26          1.15
Diluted earnings per common share                                                            .10          1.22          1.10
Dividends per common share                                                                   .12           .21           .17
Average common shares outstanding                                                      5,599,358     5,793,607     5,778,014
Diluted average common shares outstanding                                              5,717,568     5,984,594     6,085,859

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

For the years ended December 31, 2001, 2000 and 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Unearned                                    Net
                                                                           Compensation                              Accumulated
                                                              Unearned      Restricted                                  Other
                                     Common      Treasury       ESOP          Stock         Capital      Retain      Comprehensive
                                      Stock       Stock        Shares         Awards        Surplus     Earnings     Income (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999         $   5,263     $(2,287)     $  (114)         $   --       $39,586    $  (399)        $ (495)
Issuance of stock under
  employee benefit plans
  (21,772 common shares; 107,709
  treasury shares; 10,799
  ESOP shares)                            22       1,319           50          (1,066)          134         --             --
Retirement of restricted stock
  awards (1,300 common shares)            (1)         --           --              15           (14)        --             --
Exercise of stock warrants
  (125,971 common shares; 122,088        126       1,666           --              --          (442)        --             --
  treasury shares)
Early retirement of warrants              --          --           --              --          (331)        --             --
Net income                                --          --           --              --            --      6,671             --
Other comprehensive income, net
  of tax (a)                              --          --           --              --            --         --          1,729

Net comprehensive income

Purchase of treasury stock
  (202,500 treasury  shares)              --      (2,661)          --              --            --         --             --
Cash dividend declared                    --          --           --              --            --       (962)            --
Distribution of stock dividend
  (269,997 common shares; 2,250
   treasury shares; 799 ESOP
   shares)                               270          --           --              --         3,679     (3,949)            --
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           5,680      (1,963)         (64)         (1,051)       42,612      1,361          1,234
Issuance of stock under
  employee benefit plans
  (24,239 common shares; 6,154
  treasury shares; 14,011
  ESOP shares)                            24          80           64             192           325         --             --
Retirement of restricted stock
  awards (84 common shares)               --          --           --               1            (1)        --             --
Net income                                --          --           --              --            --      7,299             --
Other comprehensive loss, net
  of tax (a)                              --          --           --              --            --         --         (3,033)

Net comprehensive income

Purchase of treasury stock
  (205,500 treasury  shares)              --      (2,165)          --              --            --         --             --
Acquisition of subsidiary
  (60,000 treasury shares)                --         800           --              --            --         --             --
Cash dividend declared                    --          --           --              --            --     (1,235)            --
Distribution of stock dividend
  (109,833 common shares; 166,596
  treasury shares)                       110       2,003           --              --         1,464     (3,577)            --
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000           5,814      (1,245)          --            (858)       44,400      3,848         (1,799)
Issuance of stock under
  employee benefit plans
  (44,309 common shares; 6,484
  ESOP shares)                            44          --           52             223           244         --             --
Retirement of restricted stock
  awards (40,352 common shares)          (40)         --           --             528          (488)        --             --
Net income                                --          --           --              --            --        544             --
Other comprehensive income, net
  of tax (a)                              --          --           --              --            --         --          1,114

Net comprehensive income

Purchase of treasury stock
  (147,500 treasury shares)               --      (1,105)          --              --            --         --             --

Shares acquired for ESOP
  (188,700 ESOP shares)                   --       1,722       (1,500)             --          (127)       (95)            --
Cash dividend declared                    --          --           --              --            --       (677)            --
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001       $   5,818       $(628)     $(1,448)         $ (107)      $44,029    $ 3,620         $ (685)
==================================================================================================================================
(a)Calculation of other comprehensive income (loss) net of tax:                              2001        2000           1999
----------------------------------------------------------------------------------------------------------------------------------
   Unrealized holding gains (losses) arising during the period, net of  tax                  $3,172    $(2,681)        $1,500
   Less: Reclassification adjustment for gains (losses) included in net income, net of tax    2,058        352           (229)
                                                                                             ------    -------         ------
   Other comprehensive income (loss), net of tax                                             $1,114    $(3,033)        $1,729
                                                                                             ======    =======         ======

                                                                Total
                                          Comprehensive      Shareholders'
                                             Income             Equity
----------------------------------------------------------------------------
Balance at January 1, 1999                                     $41,554
Issuance of stock under
  employee benefit plans
  (21,772 common shares; 107,709
  treasury shares; 10,799
  ESOP shares)                                                     459
Retirement of restricted stock
  awards (1,300 common shares)                                      --
Exercise of stock warrants
  (125,971 common shares; 122,088                                1,350
  treasury shares)
Early retirement of warrants                                      (331)
Net income                                   $6,671              6,671
Other comprehensive income, net
  of tax (a)                                  1,729              1,729
                                             ------
Net comprehensive income                     $8,400
                                             ======
Purchase of treasury stock
  (202,500 treasury  shares)                                    (2,661)
Cash dividend declared                                            (962)
Distribution of stock dividend
  (269,997 common shares; 2,250
   treasury shares; 799 ESOP
   shares)                                                          --
-----------------------------------                            -------
Balance at December 31, 1999                                    47,809
Issuance of stock under
  employee benefit plans
  (24,239 common shares; 6,154
  treasury shares; 14,011
  ESOP shares)                                                     685
Retirement of restricted stock
  awards (84 common shares)                                         --
Net income                                   $7,299              7,299
Other comprehensive loss, net
  of tax (a)                                 (3,033)            (3,033)
                                             ------
Net comprehensive income                     $4,266
                                             ======
Purchase of treasury stock
  (205,500 treasury  shares)                                    (2,165)
Acquisition of subsidiary
  (60,000 treasury shares)                                         800
Cash dividend declared                                          (1,235)
Distribution of stock dividend
  (109,833 common shares; 166,596
  treasury shares)                                                  --
-----------------------------------                            -------
Balance at December 31, 2000                                    50,160
Issuance of stock under
  employee benefit plans
  (44,309 common shares; 6,484
  ESOP shares)                                                     563
Retirement of restricted stock
  awards (40,352 common shares)                                     --
Net income                                   $  544                544
Other comprehensive income, net
  of tax (a)                                  1,114              1,114
                                             ------
Net comprehensive income                     $1,658
                                             ======
Purchase of treasury stock
  (147,500 treasury shares)                                     (1,105)

Shares acquired for ESOP
  (188,700 ESOP shares)                                             --
Cash dividend declared                                            (677)
-----------------------------------                            -------
Balance at December 31, 2001                                   $50,599
===================================                            =======

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)


------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                             2001           2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Income from continuing operations                                                    $    544        $  5,657      $  6,032
     Add (deduct) items not affecting cash flows from continuing operations:
          Depreciation and amortization                                                      3,100           3,159         1,393
          Provision for loan and lease losses                                                7,116           4,416         3,548
          Deferred income tax expense (benefit)                                             (1,587)         (2,160)          893
          Gain on sale of leasing division                                                      --          (1,686)           --
          Gain from sale of loans held for sale                                                 --              --           (14)
          (Gain) loss from sales of loans and leases                                          (975)           (667)           34
          (Gain) loss from sales of securities available for sale                           (2,819)           (533)          347
          Gain on sale of investments in unconsolidated entities                              (802)             --            --
          Amortization of deferred loan fees                                                (2,138)         (2,572)       (2,747)
          Amortization of premiums/accretion of discounts on securities                      1,287             216           903
          Client warrant (income) loss                                                       1,948          (3,523)       (4,188)
          (Equity) loss in unconsolidated entities                                             634            2,791       (2,524)
          Other, net                                                                            57              297          351
     Originations and purchases of loans held for sale                                          --               --      (11,365)
     Proceeds from sales of loans held for sale                                                 --               --        9,476
     Repayments on loans held for sale                                                          --               --        4,766
     Net proceeds from sales of trading securities                                              --              996           --
     (Increase) decrease in accrued interest receivable                                      1,074           (1,463)        (917)
     (Increase) decrease in other assets                                                    (3,191)           1,351          357
     Increase (decrease) in other liabilities                                              (18,801)          11,820          756
     Increase (decrease) in accrued interest payable                                        (2,324)           2,883          676
                                                                                          --------         --------     --------
          Net cash flows provided by (used in) continuing operations                       (16,877)          20,982        7,777
          Net cash flows provided by (used in) discontinued operations                          --           (1,917)           6
                                                                                          --------         --------     --------
                  Net cash flows provided by (used in) operating activities                (16,877)          19,065        7,783
   Cash flows from investing activities:
     Capital expenditures                                                                   (8,530)          (5,012)      (6,187)
     Purchases of investments and mortgage-backed securities available for sale           (227,407)         (84,200)     (40,273)
     Purchases of investment and mortgage-backed securities held to maturity                (1,301)          (7,599)     (12,428)
     Repayments on investment and mortgage-backed securities available for sale             92,750           17,127       32,902
     Proceeds from sales, maturity and calls of investment and mortgage-backed
        securities available for sale                                                      128,528           10,323       17,132
     Proceeds from call of investment security held to maturity                              5,099               --           --
     Proceeds from sale of investment in NewSeasons Assisted Living Communities
        Series B and C preferred stock                                                       1,792               --           --
     Proceeds from sale of investments in unconsolidated entities                            2,533               --           --
     Net cash received in acquisition of banking offices                                    19,328               --           --
     Proceeds from sale of leasing division                                                     --           32,460           --
     Investment in real estate owned                                                        (1,188)          (4,314)          --
     Proceeds from sales of real estate owned                                                3,798            8,226           --
     Proceeds from sales of loan and lease receivables                                      24,430           23,419          875
     Proceeds from sale of AMIC division of Progress Realty Services, Inc.                     500               --           --
     Proceeds from sale of discontinued teleservices operations                                 --            4,944           --
     Purchases of loans and lease receivables                                                   --               --       (4,180)
     Net increase in total loans and leases                                                 (5,712)         (99,318)     (78,701)
     Net investments in unconsolidated entities                                               (313)            (268)      (3,365)
     Other, net                                                                               (125)            (375)        (625)
                                                                                          --------         --------     --------
                  Net cash flows provided by (used in) investing activities                 34,182         (104,587)     (94,850)
                                                                                          --------         --------     --------
   Cash flows from financing activities:
     Net increase in demand, NOW and savings deposits                                       11,187           44,974       11,038
     Net increase (decrease) in time deposits                                              (25,668)          51,130      102,795
     Decrease in short-term borrowings                                                     (79,292)            (407)     (14,205)
     Proceeds from issuance of long-term debt                                               45,500           47,000        9,000
     Repayment of long-term debt                                                           (10,000)              --           --
     Early extinguishment of long-term debt                                                (10,000)              --           --
     Repayment on calls of long-term debt                                                       --          (15,000)          --
     Dividends paid                                                                           (677)          (1,235)        (962)
     Proceeds from stock offerings and exercise of warrants                                     --               --        1,350
     Retirement of warrants                                                                     --               --         (331)
     Proceeds from issuance of stock under employee benefit plans                              279              296          282
     Purchase of treasury stock                                                             (1,105)          (2,165)      (2,661)
     Proceeds from issuance of capital securities                                               --            6,000           --
                                                                                          --------         --------     --------
                  Net cash flows provided by (used in) financing activities                (69,776)         130,593      106,306
                                                                                          --------         --------     --------
   Net increase (decrease) in cash and cash equivalents                                    (52,471)          45,071       19,239
   Cash and cash equivalents:
        Beginning of year                                                                   84,997           39,926       20,687
                                                                                          --------         --------     --------
        End of year                                                                       $ 32,526         $ 84,997     $ 39,926
                                                                                          ========         ========     ========

(Dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------------
   For the years ended December 31,                                                                    2001      2000      1999
---------------------------------------------------------------------------------------------------------------------------------
   Supplemental disclosures:
     Net conversion of loans receivable to real estate owned                                         $ 1,987   $ 5,696  $    66
     Transfer of loans from portfolio to held for sale                                                25,587        --       --
     Transfer of loans held for sale to portfolio                                                         --        --   22,305
     Transfer of investment securities available for sale to held to maturity                             --        --    9,464
     Notes received in sale of investment in NewSeasons Assisted Living Communities Series B
          and C preferred stock                                                                        4,180        --       --
     Exercise of client warrants                                                                          --     1,986    3,256
     Treasury shares issued in purchase of subsidiary                                                     --       800       --
   Cash payments for:
     Income taxes for continuing operations                                                          $ 4,776   $ 1,998  $ 3,257
     Income taxes for discontinued operations                                                             --       759      466
     Interest                                                                                         35,665    32,292   24,756

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

         The accrual of interest on commercial loans and leases is discontinued when they become 90 days past due and when, in management's judgment, it is determined that a reasonable doubt exists as to their collectibility. The accrual of interest is also discontinued on residential mortgage and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by real estate and have a loan to value ratio less than 75% for first mortgage loans and 60% for second mortgage loans. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest collected on such loans is recorded as a contra against the principal balance and only recorded into interest income if the loan is returned to an accruing status.

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

Allowance for Loan and Lease Losses

         An allowance for loan and lease losses is maintained at a level that management considers adequate to provide for potential losses in the loan and lease portfolio. Management's periodic evaluation of the adequacy of the allowance is based upon examination of the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses includes reserves for impaired loans. All non-accrual commercial business, commercial mortgage and construction loans are considered impaired loans. The measurement of impaired loans may be based on the present value of expected future cash flows discounted at the historical effective rate or based on the fair value of the underlying collateral. Impairment criteria are applied to the loan portfolio exclusive of smaller balance homogeneous loans such as residential mortgages and consumer loans, which are evaluated collectively for impairment.

Goodwill

         Goodwill is the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of companies acquired through business combinations accounted for as purchases. In finalizing a purchase allocation, the Company considers all the facts that come to its attention during the allocation period, not to exceed 12 months, and, if necessary, will adjust the purchase price allocation accordingly based on such facts. Goodwill is amortized using the straight line method over various periods not exceeding 25 years. The carrying amount of the goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the loss of economic value, the carrying amount of the goodwill is reduced by the estimated loss of value. In addition, the Company evaluates the impairment of goodwill associated with impaired long-lived assets under the rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Future amortization and impairment of the Company's goodwill will be affected by SFAS No. 142 as discussed in Footnote 2, "Recent Accounting Pronouncements."

Treasury Stock

         The Company accounts for treasury stock purchases at cost. Shares are reissued on a FIFO (first-in-first-out) basis.

Earnings Per Share

         The Company presents "Earnings Per Share" on a basic per-share amount for income from continuing operations and on a diluted basis. The per share results of operations were computed by dividing net income by the weighted average number of shares outstanding during the period. Shares outstanding do not include treasury shares and Employee Stock Ownership Plan ("ESOP") shares that were purchased and unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers Accounting for Employees Stock Ownership Plans." Prior period amounts have been restated to reflect stock dividends distributed during 2000.

Accounting for Derivative Instruments

         Under the Financial Accounting Standards Board ("FASB") SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), client warrants are considered derivatives and should be marked to market through earnings if readily convertible to cash. At December 31, 2001, the Company owned warrants on common stock in approximately 47 companies which were not readily convertible to cash as they contained certain conditions which precluded their convertibility; and hence, have not been included in assets. If, in the future, those conditions were to be satisfied and the underlying common stock were to become marketable, the warrants would be recorded at fair value as an adjustment to current earnings.

(2)      Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 141, "Business Combination," ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 is effective for all business combinations initiated after June 30, 2001, requires the purchase method for those business combinations, and prohibits the pooling-of-interests method. The provisions of FAS 141, which address the financial accounting and reporting for goodwill and other intangibles created, and for other intangibles acquired, in a business combination, apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. FAS 141 does not affect the Company's results of operations. FAS 142 addresses the financial accounting and requires new reporting disclosures for acquired goodwill and other intangible assets, but not those acquired in a business combination, and for goodwill and other intangible assets after they have been initially recognized in the financial statements. Goodwill will not be amortized; it will be annually tested for impairment using specific guidance under FAS 142. Other intangible assets that have indefinite useful lives will not be amortized; they will also be annually tested for impairment using specific guidance under FAS 142. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, or the best estimate of their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001; however, goodwill and other intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions. The Company does not anticipate a material change to its results of operations as a result of adopting FAS 142.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"). FAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively.

(3)      Acquisitions

         On January 3, 2000, the Company acquired KMR Management, Inc. ("KMR"), a Pennsylvania based corporation. The acquisition was accounted for under the purchase method of accounting. The purchase price was $1.1 million, which included the issuance of 60,000 treasury shares. Goodwill of $1.1 million was generated which has been recorded in other assets and was amortized through the end of 2001 on a straight-line basis over 10 years. In accordance with FAS 142, amortization has been discontinued starting with 2002 and will be tested annually for impairment.

         On October 8, 2001, the Bank completed the acquisition of two banking offices with deposits of $26.4 million from Main Street Bank, a Reading, Pa.-based bank subsidiary of Main Street Bancorp, Inc. The banking offices are located in Doylestown, Pa. in Bucks County and Lambertville, N.J. in Hunterdon County. This will bring the total number of Progress banking offices to 20, and will expand the bank into the state of New Jersey. The transaction was accounted for under the purchase method of accounting and generated no goodwill. In connection with the acquisition, the Bank acquired assets with an aggregate fair value of $7.1 million and assumed deposits of $26.4 million with net cash received of $19.3 million.

(4)      Discontinued Operations

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

         Net assets of discontinued operations at December 31, 1999 were as follows:

         Premises and equipment, net               $  843
         Accounts receivable                          345
                                                   ------
         Net assets of discontinued operations     $1,188
                                                   ======

         Condensed results of discontinued operations for the twelve months ended 2000 and 1999 are as follows:

         For the years ended December 31,                   2000    1999
         ----------------------------------------------------------------
         Non-interest income                               $1,558  $3,406
         Non-interest expense                               1,405   2,325
                                                           ------  ------
         Income (loss) before income tax                      153   1,081
         Income tax expense (benefit)                          30     442
                                                           ------  ------
         Net income (loss)                                 $  123  $  639
                                                           ======  ======

(5)      Cash and Due from Other Financial Institutions

         Progress Bank is required by the Federal Reserve Board to maintain reserves based principally on deposits outstanding and are included in cash and due from other financial institutions. At December 31, 2001 and 2000, required reserves were $495,000 and $230,000, respectively.

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

         The following tables detail the amortized cost, carrying value and estimated fair value of the Company's investments and mortgage-backed securities:

                                                                 Gross        Gross      Estimated
                                                    Amortized  Unrealized   Unrealized      Fair      Carrying
At December 31, 2001                                  Cost       Gains        Losses        Value       Value
--------------------------------------------------------------------------------------------------------------
Available for Sale:
--------------------------------------------------------------------------------------------------------------
   Equity Investments                               $  1,923   $       --   $       --   $   1,923    $  1,923
   U.S. Government Agencies                            2,770            4           --       2,774       2,774
   Bank deposits                                         440           --           --         440         440
   Corporate bonds                                     1,919           --          374       1,545       1,546
   Mortgage-backed securities                        205,741          806        1,401     205,146     205,146
--------------------------------------------------------------------------------------------------------------
Total available for sale securities                 $212,793   $      810$  $    1,775   $ 211,828    $211,828
==============================================================================================================
Held to Maturity:
--------------------------------------------------------------------------------------------------------------
   Federal Home Loan Bank Stock                     $  6,500   $       --   $       --   $   6,500$      6,500
   U.S. Government Agencies                           16,808           81          170      16,719      16,808
   Municipal bonds                                    14,865          240          304      14,801      14,865
--------------------------------------------------------------------------------------------------------------
Total held to maturity securities                   $ 38,173   $      321   $      474   $  38,020    $ 38,173
==============================================================================================================


                                                                 Gross        Gross      Estimated
                                                    Amortized  Unrealized   Unrealized     Fair       Carrying
At December 31, 2000                                  Cost       Gains        Losses       Value       Value
--------------------------------------------------------------------------------------------------------------
Available for Sale:
--------------------------------------------------------------------------------------------------------------
   Equity Investments                               $  5,436   $        4   $    2,446   $   2,994    $  2,994
   U.S. Government Agencies                           16,524          163           --      16,687      16,687
   Bank deposits                                         447           --           --         447         447
   Corporate bonds                                     1,913           --          343       1,570       1,570
--------------------------------------------------------------------------------------------------------------
   Mortgage-backed securities                        183,475        1,561        1,568     183,468     183,468
--------------------------------------------------------------------------------------------------------------
Total available for sale securities                 $207,795$       1,728$  $    4,357   $ 205,166    $205,166
==============================================================================================================
Held to Maturity:
   Federal Home Loan Bank Stock                     $  6,350   $       --   $       --   $   6,350    $  6,350
   U.S. Government Agencies                           20,755          360        1,885     19,230       20,755
--------------------------------------------------------------------------------------------------------------
   Municipal bonds                                    14,835          202          392     14,645       14,835
--------------------------------------------------------------------------------------------------------------
Total held to maturity securities                   $ 41,940   $      562   $    2,277   $  40,225    $ 41,940
==============================================================================================================

         Investment and mortgage-backed securities pledged as collateral for FHLB borrowings amounted to $104.0 million and $79.3 million at December 31, 2001 and 2000, respectively. Investment securities pledged to the Federal Reserve Bank for Small Business Administration loans amounted to $1.0 million at both December 31, 2001 and 2000. Investment and mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $24.3 million and $70.8 million at December 31, 2001 and 2000, respectively. Investment and mortgage-backed securities pledged as collateral for public funds amounted to $15.1 million and $10.8 million at December 31, 2001 and 2000, respectively. Investment and mortgage-backed securities pledged to the Federal Reserve Bank to secure borrowings and Treasury, Tax and Loan balances amounted to $1.2 million and $1.7 million at December 31, 2001 and 2000, respectively.

         The amortized cost and estimated fair value of the Company's debt securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to the right to call or prepay such obligations with or without prepayment penalties. Mortgage-backed securities mature over the life of the security through regular principal payments and are subject to prepayment risk.

                                                      Amortized  Estimated Fair
At December 31, 2001                                     Cost        Value
--------------------------------------------------------------------------------
Available for Sale:
   Due one year or less                               $   2,220    $  2,220
   Due after one year through five years                  1,000       1,004
   Due five years through ten years                          --          --
   Due after ten years                                    1,909       1,535
   Mortgage-backed securities                           205,741     205,146
--------------------------------------------------------------------------------
     Total debt securities available for sale         $ 210,870    $209,905
================================================================================
Held to Maturity:
   Due five years through ten years                   $     787    $    792
   Due after ten years                                   30,886      30,728
--------------------------------------------------------------------------------
        Total debt securities held to maturity        $  31,673    $ 31,520
================================================================================

         Proceeds from sales of investment and mortgage-backed securities available for sale were $127.3 million, $4.9 million and $15.9 million in 2001, 2000 and 1999, respectively. Proceeds from maturities and calls of investment and mortgage-backed securities available for sale were $1.2 million, $5.4 million and $1.2 million in 2001, 2000 and 1999, respectively. Proceeds from calls of investment securities held to maturity were $5.1 million in 2001.

         Total realized gains in 2001, 2000 and 1999 on the sale of investment and mortgage-backed securities classified as available for sale were $2.9 million, $1.9 million and $439,000, respectively. Total realized losses in 2001, 2000 and 1999 on the sale of investment and mortgage-backed securities classified as available for sale were $2.3 million, $287,000 and $446,000, respectively. Net realized losses included above on the sale of equity securities available for sale acquired through the exercise of client warrants of $2.0 million was recorded in client warrant income during 2001. Net realized gains included above on the sale of equity securities available for sale acquired through the exercise of client warrants of $1.1 million and $349,000 was recorded in client warrant income during 2000 and 1999, respectively. Additionally, realized gains on calls of mortgage-backed securities in 1999 were $8,000. During 2001 equity securities available for sale were written down by $452,000 due to impairments.

         During 1999, the Company transferred $9.7 million in investments securities from the available for sale to the held to maturity category. The investments were transferred at fair value. Unrealized losses, net of tax, on the date of transfer amounted to $89,000. The remaining unrealized losses, net of tax, were $48,000 and $64,000 at December 31, 2001 and 2000, respectively, and are reported in net accumulated other comprehensive income.

(7)      Loans and Leases, Net

         The components of loans and leases at December 31, 2001 and 2000 are detailed below:

          At December 31,                                                                    2001      2000
         ----------------------------------------------------------------------------------------------------
          Commercial business                                                              $123,546  $175,972
          Commercial real estate                                                            195,105   178,874
          Construction (net of loans in process of $69,066 and $56,270, respectively)        77,380    60,172
          Single-family residential real estate                                              26,518    34,676
          Consumer loans                                                                     44,821    37,242
          Lease financing                                                                    43,342    66,166
          Unearned income                                                                    (5,770)   (9,983)
          Allowance for loan and lease losses                                                (9,917)   (7,407)
         ----------------------------------------------------------------------------------------------------
          Total loans and leases, net                                                      $495,025  $535,712
         ====================================================================================================

         The following table sets forth the recorded investment in impaired loans, recognized in accordance with SFAS Nos. 114 and 118 "Accounting by Creditors for Impairment of a Loan," and the related valuation allowance for each loan category as of December 31, 2001 and 2000:

                                      Amount in the    Amount in the
                                         Recorded         Recorded
                                      Investment for   Investment for        Total
                                     Which There is a  Which There is       Recorded
                                         Related         No Related       Investment in        Amount of
                                       Allowance for    Allowance for     the Impaired       Allowance for
                                        Loan Losses      Loan Losses         Loans            Loan Losses
        -----------------------------------------------------------------------------------------------------
         At December 31, 2001
        -----------------------------------------------------------------------------------------------------
         Commercial business              $10,661        $   --             $10,661             $2,039
         Commercial real estate             4,513            --               4,513                678
         Construction                          --            --                  --                 --
        -----------------------------------------------------------------------------------------------------
         Total                            $15,174        $   --             $15,174             $2,717
        -----------------------------------------------------------------------------------------------------
         At December 31, 2000
        -----------------------------------------------------------------------------------------------------
         Commercial business              $ 3,970        $   --             $ 3,970             $  512
         Commercial real estate             2,414            --               2,414                237
         Construction                          --            --                  --                 --
        -----------------------------------------------------------------------------------------------------
         Total                            $ 6,384        $   --             $ 6,384             $  749
        -----------------------------------------------------------------------------------------------------

         Primarily all of the impaired loans were measured based on the fair value of collateral. Interest income on impaired loans other than non-accrual loans, is recorded on an accrual basis. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 were $12.3 million, $3.8 million and $1.8 million, respectively. Interest income recognized on impaired loans totaled $538,000 for 2001, $176,000 for 2000 and $56,000 for 1999.

         The Company is a lessor of equipment and machinery under agreements expiring at various dates through the Year 2006. At December 31, 2001, the components of lease financing are as follows:

             2002                                                    $22,063
             2003                                                     12,567
             2004                                                      6,033
             2005                                                      1,952
             2006                                                        727
            -------------------------------------------------------------------
             Total future minimum lease payments receivable
                including estimated residual value of $1,519          43,342
             Unearned income                                          (5,770)
            -------------------------------------------------------------------
             Total lease financing receivables                       $37,572
            ===================================================================

         During 2000, the Company sold its Maryland-based leasing division that resulted in the sale of $31.0 million in lease financing receivables.


         At December 31, 2001, 2000 and 1999, the Company was servicing loans, including participations sold, in the amounts of $106.8 million, $219.5 million and $240.4 million, respectively, for the benefit of others.


         Loans and lease receivables from executive officers and directors, including loans and leases to related persons and entities, and affiliates consisted of the following activity:

         For the years ended December 31,                     2001     2000       1999
         --------------------------------------------------------------------------------
         Balances at beginning of year                       $4,353   $6,225     $3,327
           Additional loans and leases granted                5,086    5,950      5,535
           Repayments                                          (594)  (7,822)    (2,637)
         --------------------------------------------------------------------------------
         Balances at end of year                             $8,845   $4,353     $6,225
         ================================================================================

         The following is a summary of the activity in the allowance for loans and lease losses:

         For the years ended December 31,                         2001       2000       1999
        ---------------------------------------------------------------------------------------
         Balance at beginning of year                            $7,407     $5,927     $4,490
         Provisions for loan and lease losses,                    7,116      4,416      3,548
         Losses charged against the allowance                    (5,299)    (3,618)    (2,554)
         Recoveries on charge-off loans                             693        682        443
        ---------------------------------------------------------------------------------------
         Balance at end of year                                  $9,917     $7,407     $5,927
        =======================================================================================

(8)      Loans Held for Sale

         At December 31, 2001, the Company held $23.3 million in commercial business loans and $2.3 million in commercial real estate loans classified as held for sale and carried at the lower of aggregate cost or market value. There were no loans held for sale at December 31, 2000.

(9)      Investments in Unconsolidated Entities

         Investments in Unconsolidated Entities at December 31, 2001 and 2000 are detailed below:

          At December 31,                                              2001     2000
         ----------------------------------------------------------------------------
          Investment in Ben Franklin/Progress Capital Fund, L.P. (A)  $1,983   $2,202
          Other investments in unconsolidated entities (B)                 2    7,064
         ----------------------------------------------------------------------------
          Total                                                       $1,985   $9,266
         ============================================================================

         (A) The Company owns approximately 36% of the Ben Franklin/Progress Capital Fund, L.P. ("Ben Franklin"), which was formed on December 30, 1997, and accounts for its investment under the equity method. Financial statements for Ben Franklin are filed herewith as Exhibit
             99. Condensed financial data of Ben Franklin follows:

              For the years ended December 31,                                      2001    2000     1999
             -------------------------------------------------------------------------------------------------
              Summary of Operations
             -------------------------------------------------------
              Revenues                                                              $343  $   517   $  357
              Expenses                                                               312      308      294
              Net increase (decrease) in investment valuation                        399   (5,059)   6,725
             -------------------------------------------------------------------------------------------------
                Net increase (decrease) in partners' capital
                   resulting from operations                                        $430  $(4,850)  $6,788
             =================================================================================================
                The Company's equity (loss) in Ben Franklin                         $199  $(2,024)  $2,822
             =================================================================================================
              At December 31,                                                               2001      2000
             -------------------------------------------------------------------------------------------------
              Balance Sheet Data
             -------------------------------------------------------
              Assets:
               Venture capital investments, at fair value                                 $4,258    $ 4,135
               Cash and temporary investments                                              1,412      1,503
               Other assets                                                                   72        181
             -------------------------------------------------------------------------------------------------
                   Total assets                                                           $5,742    $ 5,819
             =================================================================================================
              Liabilities and Partners' Capital:
                Liabilities                                                               $  910    $    17
                Partners' capital                                                          4,832      5,802
             -------------------------------------------------------------------------------------------------
                     Total liabilities and partners' capital                              $5,742    $ 5,819
             =================================================================================================


         (B) Includes a $4.0 million investment at December 31, 2000 in New Seasons Assisted Living Communities ("New Seasons") Series "C" preferred stock, accounted for under the cost method; a $2.2 million investment at December 31, 2000 Progress Development I L.P. ("PD I"), owned 50% by the Company and accounted for under the equity method; and a $804,000 investment at December 31, 2000, in NewSpring Venture Fund, L.P. (NewSpring"), accounted for under the equity method.

             During 2001, the Company sold its investments in: New Seasons for a gain of $708,000, included in gains (losses) on sales of securities; PD I for a loss of $162,000, included in gain on sale of investments in unconsolidated entities; and NewSpring for a gain of $964,000 included in gain on sale of investments in unconsolidated entities.

(10)     Premises and Equipment

         Land, office buildings and equipment, at cost, are summarized by major classification:

         --------------------------------------------------------------------------------------------
          At December 31,                                    Estimated Life          2001    2000
         --------------------------------------------------------------------------------------------
          Premises and Equipment Occupied by Company:
            Land                                                                    $4,691  $ 3,014
            Buildings and leasehold improvements        (40 years or lease term)    14,093    8,930
            Furniture, fixtures and equipment           (3-5 years)                 10,527   12,888
         --------------------------------------------------------------------------------------------
                                                                                    29,311   24,832
            Accumulated depreciation                                                (6,620) (10,238)
         --------------------------------------------------------------------------------------------
              Total premises and equipment occupied by Company                      22,691   14,594
         --------------------------------------------------------------------------------------------
          Property Held for Lease:
            Buildings and leasehold improvements        (40 years or lease term)     3,816    4,132
            Accumulated depreciation                                                  (469)    (383)
         --------------------------------------------------------------------------------------------
              Total property held for lease                                          3,347    3,749
         --------------------------------------------------------------------------------------------
          Total Premises and Equipment, Net                                        $26,038  $18,343
         ============================================================================================


         Depreciation expense for the years ended December 31, 2001, 2000 and 1999, was $2.3 million, $2.2 million and $1.4 million, respectively.

         At December 31, 2001, the Company leased a number of its office facilities. The leases provide a schedule of minimum rent for each lease year or provide for a minimum rental for each lease year as a stated percentage increase or based upon the consumer price index increase. Generally, the leases provide for the option to renew with specified terms. At December 31, 2001, minimum future non-cancelable rental payments under operating leases are as follows:

           -------------------------------------------------------
            Premises and Equipment Occupied by Company:
           -------------------------------------------------------
            2002                                           $1,453
            2003                                            1,477
            2004                                            1,415
            2005                                            1,288
            2006                                            1,144
           -------------------------------------------------------
            Total                                          $6,777
           =======================================================

         Rental expense for the years ended December 31, 2001, 2000, and 1999 was $1.8 million, $1.7 million and $1.2 million, respectively.

         The Company was the lessor of office space on two of its properties. The leases provide a schedule of minimum rent for each lease year and several leases provide for the option to renew with specified terms. At December 31, 2001, minimum future non-cancelable rental payments to be received under operating leases are as follows:
           --------------------------------
            Property Held for Lease:
           --------------------------------
            2002                      $686
            2003                       410
            2004                       206
            2005                       104
           --------------------------------
            Total                   $1,406
           ================================

(11)     Other Assets

         The following items are included in other assets:

            At December 31,                    2001      2000
           ---------------------------------------------------
            Servicing rights                  $   246   $  170
            Accounts receivable                 5,418    2,076
            Goodwill                            1,974    3,042
            Other real estate owned             1,533    1,750
            Other assets                        1,657    1,716
           ---------------------------------------------------
            Total                             $10,828   $8,754
           ===================================================

         Servicing rights include $194,000 and $58,000 of SBA Loan servicing rights at December 31, 2001 and 2000, respectively; $52,000 and $76,000 of originated mortgage servicing rights at December 31, 2001 and 2000, respectively; and $36,000 of purchased mortgage servicing rights at December 31, 2001. Servicing rights have been capitalized in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At December 31, 2001, 2000 and 1999, the Company was servicing loans, including participations sold, in the amounts of $106.8 million, $219.5 million and $240.4 million, respectively, for the benefit of others.

         Goodwill decreased from $3.0 million at December 31, 2000 to $2.0 million at December 31, 2001 due to amortization of $257,000, writedowns of $440,000, related to the de-emphasis on leasing, and $371,000 due to the sale of the AMIC division of PRA.

(12)     Other Long-Term Debt

         Other long-term debt at December 31, 2001 and 2000 consist of the following:

         -----------------------------------------------------------------------
          At December 31,                                     2001       2000
         -----------------------------------------------------------------------
          FHLB borrowings                                   $117,000   $102,000
          Securities sold under agreement to repurchase       19,000     10,000
          Employee Stock Ownership Plan note payable           1,368         --
         -----------------------------------------------------------------------
          Total                                             $137,368   $112,000
         =======================================================================

         At December 31, 2001 there were $20.0 million in fixed rate FHLB long-term borrowings at rates ranging from 5.345% to 5.55%. At December 31, 2001 the Company had $97.0 million of FHLB long-term borrowings that contained a provision whereby, at the option of the FHLB, the borrowing may be converted from a fixed rate, ranging from 4.77% to 6.85%, to a LIBOR adjustable rate advance for the remaining term of the advance. However, the Company may choose not to accept the adjustable rate advance and would have the option, at that time, to put the borrowing back to the FHLB without penalty. During 2001, $10.0 million in FHLB borrowing were called and out back to the FHLB. At December 31, 2001, FHLB borrowings were secured by approximately $201.3 million in certain investment and mortgage-backed securities and $52.8 million in certain mortgage loans. At December 31, 2001 aggregate maturities of the FHLB borrowings were:
$25.0 million in 2003; $20.0 million in 2004; $26.0 million in 2005; $15.0 million in 2008; and $21.0 million in 2010. Of these borrowings $97.0 million are callable at dates ranging from 2002 through 2005.

         At December 31, 2001 there were $19.0 million in securities purchased under agreement to resell at fixed rates ranging from 5.05% to 5.61%, scheduled to mature in 2003.

         At December 31, 2001 there was a $1.4 million fixed rate Employee Stock Ownership Plan ("ESOP") note payable at 7.50%. The note is payable in quarterly installments through the year 2011. Under the note agreement, the Bank must maintain minimum regulatory capital ratios; as of December 31, 2001 these requirements were met. During 2001, $132,000 of the ESOP note payable was reclassified to short-term borrowings as its maturity become less than one year.

(13)     Early Extinguishment of Debt

         In December 2001, the Company used current cash on hand to prepay $10.0 million in long-term FHLB Advances scheduled to mature in 2003. The transaction resulted in a net extraordinary loss of $199,000 (loss of $301,000 gross of a tax benefit of $102,000) or $.03 loss per share

(14)     Subordinated Debt

         The subordinated debt consists of 12 units of $250,000 notes payable June 30, 2004. The notes are redeemable at the Company's option at a price of 105% of par after July 1, 1996, declining annually thereafter to par on and after July 1, 2003. Interest is paid quarterly. The terms of the notes limit the Company's aggregate amount of long-term senior indebtedness to an amount equal to or less than the Company's net worth. At December 31, 2001, the Company's net worth was $47.6 million greater than its aggregate long-term senior indebtedness.

(15)     Income Taxes

         Income tax expense, including tax expense on the gain on sale of discontinued operation of $1.0 million in 2000, tax expense on discontinued operations of $30,000 and $442,000 in 2000 and 1999, respectively, and the tax benefit of $102,000 on the extraordinary loss in 2001, consisted of the following:

         ---------------------------------------------------------------------------------------------
          For the years ended December 31,                                 2001       2000     1999
         ---------------------------------------------------------------------------------------------
          Current:
            Federal                                                      $ 1,762     $ 5,716  $2,664
            State                                                             25         525     (14)
          Deferred:
            Federal                                                       (1,621)     (2,104)    888
            State                                                             34         (56)      5
         ---------------------------------------------------------------------------------------------
            Total income tax expense                                     $   200     $ 4,081  $3,543
         =============================================================================================

         The provision for income taxes differs from the statutory rate due to the following:

         ---------------------------------------------------------------------------------------------
          For the years ended December 31,                                 2001       2000     1999
         ---------------------------------------------------------------------------------------------
          Tax at statutory rate                                          $ 253       $ 3,869  $ 3,473
          State tax, net of Federal effect                                  39           310       (6)
          Interest on non-taxable loans and securities                    (305)         (260)    (140)
          Non-deductible goodwill                                           65            65       98
          Non-deductible meals and entertainment                           102           101      103
          Restricted stock                                                  36            --       --
          Other                                                             10            (4)      15
         ---------------------------------------------------------------------------------------------
           Total income tax expense                                      $ 200       $ 4,081  $ 3,543
         =============================================================================================

         Deferred income taxes reflect the impact of differences between the financial statement and tax basis of assets and liabilities and available tax carryforwards. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

         ----------------------------------------------------------------------------------------
          At December 31,                                                  2001       2000
         ----------------------------------------------------------------------------------------
          Deferred tax assets:
           Unrealized loss on securities available for sale              $  353      $   927
           Provision for loan and lease losses                            3,377        2,490
           Goodwill                                                         890          876
           Other                                                            219          153
         ----------------------------------------------------------------------------------------
           Total deferred tax assets                                      4,839        4,446
         ----------------------------------------------------------------------------------------
          Deferred tax liabilities:
           Unrealized gain on client warrants                                --          666
           Deferred loan and lease costs                                    849        1,098
           Direct finance lease receivable                                  283          350
           Investments in unconsolidated entities                            43           27
           Depreciation and amortization                                    241           25
           Other                                                            193           63
         ----------------------------------------------------------------------------------------
           Total deferred tax liabilities                                 1,609        2,229
         ----------------------------------------------------------------------------------------
          Net deferred tax assets (liabilities)                          $3,230      $ 2,217
         ========================================================================================

         A valuation allowance has not been provided at December 31, 2001 and 2000 since management believes it is more likely than not that the deferred tax assets will be realized.

(16)     Commitments and Contingencies

         The Company is a party to various financial instruments required in the normal course of business to meet the financing needs of its customers, which are not included in the Consolidated Statements of Financial Condition at December 31, 2001. Management does not expect any material losses from these transactions. The Company's involvement in such financial instruments is summarized as follows:

         ---------------------------------------------------------------------------------------------------------
          At December 31,                                                                2001       2000
         ---------------------------------------------------------------------------------------------------------
                                                                                      Contract or Notional Amount
                                                                                     -----------------------------
          Amounts representing credit risk:
          Commitments to extend credit (including unused lines of credit)                  $179,402        $234,563
          Standby letters of credit, financial guarantees and other letters of credit        12,068          12,232

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

(17)     Risks and Uncertainties

         At December 31, 2001, the Company was party to a number of lawsuits. While any litigation has an element of uncertainty, after reviewing these actions with legal counsel, management is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of the Company.

          On August 29, 2001, a shareholder's derivative action was filed against the Company and its directors in the Delaware Chancery Court alleging failure to comply with the Home Owners' Loan Act, insider trading, and breach of their fiduciary duty. The plaintiff demands judgment against the Company and its directors for the amount of damages sustained by the Company as result of the directors' breaches of fiduciary duty, awarding the plaintiff the costs and disbursements of the actions, including expenses of the lawsuit and granting such other and further relief as the Court may deem just and proper. The Company believes that this action is without merit and is defending the action vigorously. On December 7, 2001 the Company filed an Opening Brief and Motion to Dismiss the Complaint, which the plaintiff filed an opposition to on January 25, 2002. On March 8, 2002 the Company filed a Reply Brief in support if its motion to dismiss.

(18)     Related Party Transactions

         The Company receives management fees from Ben Franklin and other unconsolidated entities for accounting and advisory services. For the years ended December 31, 2001, 2000 and 1999, the Company recorded management fees from Ben Franklin of $272,000 per year. Aggregate management fees from other unconsolidated entities were $2.2 million, $2.0 million and $414,000 during 2001, 2000 and 1999, respectively.

         Ben Franklin has a certificate of deposit and transaction accounts with the Bank that totaled $1.9 million and $1.5 million at December 31, 2001 and 2000, respectively. Aggregate transaction accounts that other unconsolidated entities had with the Bank totaled $1.8 million at December 31, 2000.

(18)     Benefit Plans

         The Company has a savings plan under Section 401(k) of the Internal Revenue Code available to all full-time employees. The plan allows employees to contribute part of their pretax or after-tax income according to specified guidelines. The Company matches a percentage of the employee contributions up to a certain limit. This expense amounted to $306,000, $359,000 and $284,000 for the years 2001, 2000 and 1999, respectively.

(20)     Capital Securities

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

(21)     Shareholders' Equity

         Office of Thrift Supervision Directive

         During July 2001, the Company's Board of Directors approved a resolution to comply with the terms of a directive issued by the Office of Thrift Supervision ("OTS") that requires the Bank to (i) reduce its lending to early stage technology companies; (ii) increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance; and (iii) increase its valuation allowance and implement improved credit review and monitoring programs. In addition, the Company will not pay cash dividends on its capital stock until the Bank achieves the required capital levels and has implemented an acceptable capital plan. As such, the Company has suspended the quarterly cash dividend on its common stock and its stock repurchase program and has undertaken measures to achieve capital compliance as promptly as possible. The increased capital levels reflect the Bank's level of business lending particularly in the technology sector and continued economic concerns. As of December 31, 2001 the Bank was in compliance with the terms of the OTS Directive.

         Common Stock Offerings and Repurchase Programs

         On May 15, 1998 the Company completed a secondary offering of 792,800 shares of common stock at a price of $19.50 per share. During 1998, the Company announced a plan to repurchase up to 357,000 shares of common stock of which 231,300 shares had been repurchased at December 31, 1998 and 125,700 shares were repurchased during 1999. In 1999, the Company announced the authorization of a stock repurchase program under which the Company may repurchase up to 280,000 or five percent, of its outstanding common stock of which 76,800 common shares were repurchased in 1999 and 203,200 shares were repurchased during 2000. During 2000, the Company announced the authorization of a new stock repurchase program under which the Company may repurchase up to 285,000 or five percent, of its outstanding common stock of which 2,300 and 147,500 shares were repurchased during 2000 and 2001, respectively. As discussed above, repurchases have been suspended since June 30, 2001 until the Bank has achieved capital compliance under the OTS directive.

         Warrants

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

       Employee Stock Ownership Plan

       The Company's ESOP is a defined contribution plan covering all full-time employees of the Company who have one year of service and are age 21 or older. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company follows the provisions of SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans" in accounting for the ESOP. In January 1996, the ESOP borrowed funds from a third party and purchased 50,000 shares (57,881 shares after the effects of the stock dividends) of the Company's stock for the ESOP trust. The 1996 guaranteed ESOP obligation was paid off during 2000 and all ESOP shares purchased with the proceeds were allocated. In June 2001, the ESOP borrowed funds from a third party to purchase 188,700 shares of the Company's stock to be distributed for the ESOP trust. Cash contributions to the ESOP have been determined based on the ESOP's total debt service less dividends paid on ESOP shares. Compensation expense of the ESOP was $50,000, $165,000 and $154,000 for 2001, 2000 and 1999, respectively. Interest expense on the borrowings was $58,000, $3,000 and $8,000 for 2001, 2000 and 1999,
respectively.

         Employee Stock Purchase Plan

         In April 1996, the Company established an Employee Stock Purchase Plan ("ESPP") under which 121,551 shares were reserved for issuance. Employees can elect to purchase shares in the Company at 95% of the market price of the Company's stock on certain dates throughout the year. During 2001, 2000 and 1999, 40,309, 25,451 and 20,641 shares, respectively, were issued to employees through their participation in the ESPP. These transactions increased shareholders' equity by $273,000, $288,000 and $220,000 during 2001, 2000 and
1999, respectively. At December 31, 2001 14,250 shares remained under the ESPP for issuance.

         Restricted Stock Award Plan

         In February 1999 the Board of Directors adopted a Restricted Stock Award Plan under which 85,443 shares of common stock were reserved for grant to certain employees of the Company's subsidiary Progress Financial Resources, Inc. The awards have a five-year vesting period and are accounted for in accordance with Accounting Principles Board Opinion No. 25, and related interpretations, which provide for compensation expense to be measured at the grant date and recognized as the awards vest. During 1999, the Company granted 14,337 and 68,793 shares, issued at market prices of $11.32 and $13.14 per share, respectively. During 2000, the Company granted 1,512 shares issued at $11.90 per share. During 2001, the Company granted 2,000 shares issued at $7.06 per share. Retirements during 2001, 2000 and 1999 amounted to 40,352, 84 and 1,400 shares, respectively. During 2001 and 2000, 18,370 and 16,346 shares vested, respectively. At December 31, 2001 there were 10,090 unvested shares with an average issuance price of $10.55 per share and a weighted average contractual remaining life of 2.6 years and 40,637 shares remaining for issuance. The Company accrued $80,000, $213,000 and $184,000 in compensation expense relating to the awards in 2001, 2000 and 1999, respectively.

         Stock Incentive Plans

         In 1993, as amended in 1997, 1998 and 1999, the Board of Directors adopted a Stock Incentive Plan which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights to key employees. The per share exercise price of an incentive stock option shall at least equal the fair market value of a share of Common Stock on the date the option is granted, and the per share exercise price of a non-qualified stock option shall at least equal the greater of par value or 85% of fair market value of a share of Common Stock on the date the option is granted. Under this plan, 635,013 shares of common stock were reserved for issuance of which 2,458 shares remained for future grants at December 31, 2001. All options were granted at the fair market value and have a one- to five-year vesting period.

         Under the Directors' Plan, which was also adopted in February 1993, and amended in 1997, each non-employee director of the Company will receive non-qualified options to purchase 607 shares (or such less number of shares as remain to be granted pursuant to the Directors' Plan) with an exercise price equal to the fair market value of a share of Common Stock on the date the option is granted. Additional options may be granted based on the level of business referrals to the Company. A total of 109,395 authorized but unissued shares of Common Stock have been reserved for issuance pursuant to the Directors' Plan. At December 31, 2001, no shares remained in the reserve for future grants.

         In 2000, the Board of Directors adopted the 2000 Incentive Stock Option Plan which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights to officers and employees and non-qualified stock options to non-employee directors. The per share exercise price of an incentive stock option or non-qualified stock option shall at least equal to the greater of the par value or the fair market value of a share of Common Stock on the date the option is granted. Under this plan, 210,000 shares of common stock were reserved for issuance; of which 115,312 shares remained for future grants at December 31, 2001. All options were granted at the fair market value and have vesting periods up to five years.

         Options granted under each of these fixed plans are exercisable during the period specified in each option agreement and expire no later than the tenth anniversary of the date the option was granted. A summary of the Company's fixed stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                                                                            Weighted Average
          For the year ended December 31, 2001                     Shares Under Option        Exercise Price
         ----------------------------------------------------------------------------------------------------
          Outstanding at beginning of year                              655,535                $ 7.8808
          Granted during year                                           151,609                  7.7258
          Exercised during year                                          (2,000)                 2.8794
          Forfeited during year                                          (2,458)                 9.3245
         ----------------------------------------------------------------------------------------------------
          Outstanding at end of year                                    802,686                $ 7.8596
         ====================================================================================================
          Options exercisable at end of year                            611,465                $ 7.3236
         ====================================================================================================

          For the year ended December 31, 2000
         ----------------------------------------------------------------------------------------------------
          Outstanding at beginning of year                              550,966                $ 7.0798
          Granted during year                                           111,970                 11.6208
          Exercised during year                                          (5,518)                 2.9447
          Forfeited during year                                          (1,883)                10.3460
         ----------------------------------------------------------------------------------------------------
          Outstanding at end of year                                    655,535                $ 7.8808
         ====================================================================================================
          Options exercisable at end of year                            514,010                $ 6.6879
         ====================================================================================================

          For the year ended December 31, 1999
         ----------------------------------------------------------------------------------------------------
          Outstanding at beginning of year                              528,734                $ 6.1618
          Granted during year                                           103,849                 12.2254
          Exercised during year                                         (38,831)                 1.5823
          Forfeited during year                                         (42,786)                13.2145
         ----------------------------------------------------------------------------------------------------
          Outstanding at end of year                                    550,966                $ 7.0798
         ====================================================================================================
          Options exercisable at end of year                            439,899                $ 6.0360
         ====================================================================================================

         The following table summarizes information about fixed stock options at December 31, 2001:

                                       Options Outstanding                         Options Exercisable
                            ------------------------------------------------   --------------------------------
                                         Weighted Average       Weighted         Number of      Weighted
             Range of         Number         Remaining           Average          Shares         Average
          Exercise Prices   of Shares    Contractual Life     Exercise Price    Exercisable   Exercise Price
         ----------------   -------------------------------------------------   --------------------------------
          $  2.88 - 4.00      146,999         1.6             $ 2.9990            146,999       $ 2.9990
             4.01 - 7.00      260,325         5.1               6.1791            242,825         6.1639
            7.01 - 10.00      138,297         9.2               7.8529             47,547         8.0493
           10.01 - 13.00      218,280         7.5              11.8991            143,988        11.8972
           13.01 - 15.66       38,785         6.3              14.8510             30,106        14.7723
         ----------------   -------------------------------------------------   --------------------------------
         $  2.88 - 15.66      802,686         5.9             $ 7.8596            611,465       $ 7.3236
         ================   =================================================   ================================

         Pro Forma Stock Based Compensation


         In October 1995, the FASB issued the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for the Company January 1, 1996. The Company adopted the disclosure-only provision of SFAS 123 and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the various Option Plans and Restricted Stock Award Plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, the net income and net income per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

         ----------------------------------------------------------------------------------
          For the year ended December 31,                           2001    2000    1999
         ----------------------------------------------------------------------------------
          Income from Continuing Operations:
             As reported                                            $743   $5,657  $6,032
             Pro forma                                               417    5,309   5,728
          Basic income from continuing operations
          per common share:
             As reported                                             .13      .98    1.04
             Pro forma                                               .07      .92     .99
          Diluted income from continuing
          operations per common share:
             As reported                                             .13      .95     .99
             Pro forma                                               .07      .89     .94
          Net income:
             As reported                                             544    7,299   6,671
             Pro forma                                               218    6,951   6,367
          Basic earnings per share:
             As reported                                             .10     1.26    1.15
             Pro forma                                               .04     1.20    1.10
          Diluted earnings per share:
             As reported                                             .10     1.22    1.10
             Pro forma                                               .04     1.16    1.05

         The fair value of Company stock options used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, dividend yield of 2.589%, 1.694% and 1.407%; expected volatility of 39.032%, 28.011% and 37.619%; risk free interest rate of 4.954%, 6.517% and 6.182%; and an expected holding period of 8.88 years, 8.84 years and 7.00 years, respectively. The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $3.0671, $4.7451 and $5.3714, respectively.

         Earnings Per Share

         The following table presents a summary of per share data and the amounts for the periods included. All prior period information has been restated to reflect the 5% stock dividends distributed to shareholders on August 11, 2000.

                                                                                                 Per Share
          For the year ended December 31, 2001                                          Income    Shares    Amount
         ----------------------------------------------------------------------------------------------------------
          Basic Earnings Per Share:
           Income from continuing operations available to common
            shareholders                                                                 $743    5,599,358   $.13
           Extraordinary loss on early extinguishment of debt                            (199)   5,599,358   (.03)
                                                                                          ---                 --
           Total income available to common shareholders                                  544    5,599,358   $.10
          Effect of Dilutive Securities:
           Warrants                                                                        --           --     --
           Options                                                                         --      118,209     --
                                                                                                 ---------
          Diluted Earnings Per Share:
           Income from continuing operations available to common
            shareholders and assumed conversions                                          743    5,717,568   $.13
           Extraordinary loss on early extinguishment of debt                            (199)   5,717,568   (.03)
                                                                                          ---                 ---
          Total income available to common shareholders and assumed
           conversions                                                                   $544    5,717,568   $.10
                                                                                         ====    =========   ====

                                                                                                Per Share
For the year ended December 31, 2000                                        Income    Shares      Amount
---------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Income from continuing operations available to common
        shareholders                                                        $ 5,657   5,793,607     $ .98
   Gain on sale of discontinued operations                                    1,519   5,793,607       .26
   Income from discontinued operations                                          123   5,793,607       .02
                                                                            -------                 -----
   Total income available to common shareholders                              7,299   5,793,607     $1.26
                                                                                                    =====
Effect of Dilutive Securities:
   Warrants                                                                      --          --        --
   Options                                                                       --     190,987        --
                                                                                       --------
Diluted Earnings Per Share:
     Income from continuing operations available to common
        shareholders and assumed conversions                                  5,657   5,984,594     $ .95
     Gain on sale of discontinued operations                                  1,519   5,984,594       .25
     Income from discontinued operations                                        123   5,984,594       .02
                                                                            -------                 -----
Total income available to common shareholders and assumed
   conversions                                                              $ 7,299   5,984,594     $1.22
                                                                            =======   =========     =====
For the year ended December 31, 1999
----------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Income from continuing operations available to common
        shareholders                                                        $ 6,032   5,778,014     $1.04
   Income from discontinued operations                                          639   5,778,014       .11
                                                                            -------                 -----
   Total income available to common shareholders                              6,671   5,778,014     $1.15
                                                                                                    -----
Effect of Dilutive Securities:
   Warrants                                                                      --      76,685        --
   Options                                                                       --     231,160        --
                                                                                       --------
Diluted Earnings Per Share:
     Income from continuing operations available to common
        shareholders and assumed conversions                                  6,032   6,085,859     $ .99
     Income from discontinued operations                                        639   6,085,859       .11
                                                                            -------                 -----
Total income available to common shareholders and assumed
   conversions                                                              $ 6,671   6,085,859     $1.10
                                                                            =======   =========     =====

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

         At December 31, 2001 and 2000, the Bank's tangible equity ratio was 7.88% and 6.46%, Tier 1 leverage capital ratio was 7.90% and 6.46%, Tier 1 risk-based capital ratio was 11.60% and 9.79% and total risk-based capital ratio was 12.85% and 11.04%, respectively. These ratios were based on tangible equity of $66.2 million and $57.9 million, Tier 1 leverage capital of $66.4 million and $57.9 million, Tier 1 risk-based capital of $66.4 million and $57.9 million and total risk-based capital of $73.6 million and $65.3 million, respectively. In addition these ratios were based on adjusted total assets $840.3 million and $896.9 million for the tangible equity ratio and $840.5 million and $896.9 million for Tier 1 leverage ratio, and risk-weighted assets of $572.6 million and $591.7 million at December 31, 2001 and 2000, respectively. As of December 31, 2001, the Bank is classified as "well capitalized."

         The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, leverage, and risk-based capital at December 31, 2001 and 2000:

         -------------------------------------------------------------------------------------------------------------
                                                                          Tier 1 or    Tier 1        Total
                                                             Tangible     Leverage   Risk-Based    Risk-Based
          At December 31, 2001                                Equity      Capital      Capital      Capital
         -------------------------------------------------------------------------------------------------------------
          Total qualifying capital                          $66,201       $66,395    $66,395       $73,582
          Capital ratio                                        7.88%         7.90%     11.60%        12.85%
          Minimum capital adequacy requirement              $16,806       $33,620    $22,904       $45,808
          Minimum capital adequacy ratio                       2.00%         4.00%      4.00%         8.00%
          Regulatory capital excess                         $49,395       $32,775    $43,491       $27,774


         -------------------------------------------------------------------------------------------------------------
                                                                          Tier 1 or    Tier 1        Total
                                                             Tangible     Leverage   Risk-Based    Risk-Based
          At December 31, 2000                                Equity      Capital     Capital         Capital
         -------------------------------------------------------------------------------------------------------------
          Total qualifying capital                          $57,921       $57,921    $57,921       $65,311
          Capital ratio                                        6.46%         6.46%      9.79%        11.04%
          Minimum capital adequacy requirement              $17,938       $35,876    $23,667       $47,334
          Minimum capital adequacy ratio                       2.00%         4.00%      4.00%         8.00%
          Regulatory capital excess                         $39,983       $22,045    $34,254       $17,977

         Dividend Restrictions

         The Bank's ability to pay dividends is restricted by certain regulations. Under the current regulations, the Bank is not permitted to pay cash dividends or repurchase any of its capital stock if such payment or repurchase would cause its regulatory capital to be reduced below either the amount of the liquidation account or the regulatory capital requirements applicable to it. An institution that exceeds its fully phased in capital requirement could, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year of up to 100% of its current net income plus the amount that would reduce its "surplus capital ratio" (the excess capital over its fully phased-in capital requirement) to less than one-half of its surplus capital ratio at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. A savings institution that does not meet its minimum regulatory capital requirements cannot make any capital distributions without prior OTS approval. Because the Bank is the primary source of working capital for the Company, the Company's ability to pay dividends is therefore limited. Under the OTS directive discussed above the Company has suspended the quarterly cash dividend on its common stock. The Company paid cash dividends of $.12 per share during 2001 prior to the OTS directive.

(22)     Fair Value of Financial Instruments

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

         The following methods and assumptions were used to estimate the fair value of selected financial instruments at December 31, 2001 and 2000:

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

    Loans, excluding leases: For variable rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying values. The estimated fair values for certain mortgage loans (e.g., one- to-four-family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions. The fair value of non-accruing loans was estimated using discounted cash flow analyses, with incremental discount rates which consider credit risk and other relevant factors. The fair values for all other loans were estimated by discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

    Accrued interest receivable: Current carrying amounts reported in the statement of financial condition for interest receivable approximate estimated fair value.

    Deposits: Fair values disclosed for deposits with no stated maturity (checking, NOW, savings, and money market accounts) are, by definition, equal to the amount payable on demand at December 31, 2001 and 2000 (i.e., current carrying amounts). Fair values for deposits with stated maturity dates (time deposits) were estimated with a discounted cash flow calculation that uses current borrowing rates for advances with comparable terms and maturities. Current carrying amounts of escrow deposits approximate estimated fair value.

    Short-term borrowings: Current carrying amounts of Federal Home Loan Bank advances, borrowings under repurchase agreements and other short-term borrowings approximate estimated fair value.

    Long-term and subordinated debt: Fair value of long-term borrowings is estimated using a discounted cash flow calculation that uses current borrowing rates for advances with comparable terms and maturities.

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

The carrying amounts and fair values of the Company's financial instruments were as follows:

----------------------------------------------------------------------------------------------------------
At December 31,                                                         2001                 2000
----------------------------------------------------------------------------------------------------------
                                                                Carrying   Estimated   Carrying  Estimated
                                                                  Value    Fair Value    Value  Fair Value
                                                                 -----------------------------------------
Financial assets:
   Cash and due from other financial institutions                $ 32,526   $ 32,526  $ 84,997   $ 84,997
   Investments and mortgage-backed securities                     250,001    249,848   247,106    245,391
   Loans, excluding lease receivables(1)                          492,957    505,076   486,936    492,562
   Accrued interest receivable                                      4,551      4,551     5,625      5,625
   Servicing rights                                                   246        246       170        170
Financial liabilities:
   Deposits                                                      $629,523   $626,406  $617,543   $617,486
   Short-term borrowings                                              200        200    79,360     79,360
   Long-term and subordinated debt                                140,368    146,341   115,000    115,550
   Accrued interest payable                                         3,526      3,526     5,819      5,819

(1) Includes loans held for sale

(23)     Subsequent Event

         TechBanc Sale

                 During the first quarter of 2002, the Company completed the sale of its TechBanc assets to Comerica. Included in the sale were loans, deposits and warrants of certain TechBanc's technology-based companies.

         Capital Issuance

                 On February 11, 2002, the Company closed a private placement offering of common stock to accredited investors of 1,153,330 common shares priced at $7.50 a share, totaling $8.6 million, resulting in net proceeds of approximately $8.3 million.

         Office of Thrift Supervision Directive

                 On February 7, 2002 the OTS approved the Company's revised Capital Enhancement Plan and agreed to extend the dates that the Bank must comply with the targeted ratio of classified assets to capital. As revised, the Bank's classified assets to capital ratio must not exceed 25% on June 30, 2002 and must not exceed 20% on September 30, 2002. At December 31, 2001, the Bank's classified assets to capital ratio was approximately 36.0%. The Bank is working aggressively to reduce the ratio and comply with the terms of the directive; but there can be no assurance that the Bank will be in compliance with these requirements on such dates. Failure to comply with such ratios could result in the OTS taking further regulatory action.

(24) Condensed Financial Information of Progress Financial Corporation (Parent Company Only)

         Condensed Statements of Financial Condition
         ----------------------------------------------------------------------------------------------
         At December 31,                                                                  2001    2000
         ----------------------------------------------------------------------------------------------
          Assets:
               Interest-earning deposits                                                $     1 $    25
               Investment in Bank                                                        66,833  59,818
               Investment in non-bank subsidiaries                                        6,595  14,689
               Investment in unconsolidated entities                                        110       6
               Investments available for sale                                             1,770     524
               Loans and advances to subsidiaries                                           296     285
               Other assets                                                                 684     199
                                                                                        ------- -------
                   Total assets                                                         $76,289 $75,546
                                                                                        ======= =======
          Liabilities and shareholders' equity:
          Liabilities:
               Subordinated debt                                                        $ 3,000 $ 3,000
               Employee Stock Ownership Plan note payable                                 1,475      --
               Accounts payable to subsidiaries                                             417     943
               Other liabilities                                                            538   1,211
                                                                                        ------- -------
                   Total liabilities                                                      5,430   5,154

          Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of
          the Corporation                                                                20,260  20,232

          Shareholders' equity:
              Serial preferred stock                                                         --      --
              Common stock                                                                5,818   5,814
              Treasury stock                                                               (628) (1,245)
              Unearned Employee Stock Ownership Plan shares                              (1,448)     --
              Unearned compensation--restricted stock awards                               (107)   (858)
              Capital surplus                                                            44,029  44,400
              Retained earnings                                                           3,620   3,848
              Net accumulated other comprehensive income (loss)                            (685) (1,799)
                                                                                        ------- -------
                   Total shareholders' equity                                            50,599  50,160
                                                                                        ------- -------
                   Total liabilities, Corporation-obligated mandatorily
                   redeemable capital securities and shareholders' equity               $76,289 $75,546
                                                                                        ======= =======

Condensed Statements of Operations

   For the years ended December 31,                                             2001     2000    1999
   --------------------------------------------------------------------------------------------------
   Dividends from equity investment                                            $       $    --  $     1
   Management fees from subsidiaries                                              346    1,055      282
   Investment advisory fees                                                        24       24       52
   Equity in undistributed income of subsidiaries                               2,719    7,719    8,447
   Equity (loss) in unconsolidated entities                                        19       --     (112)
   Loss on sale of investments available for sale                                  --       --      (23)
   Miscellaneous income                                                            80       --       --
   Interest income                                                                 23       24       11
                                                                               ------- -------  -------
        Total income                                                            3,211    8,822    8,658
                                                                               ------- -------  -------
   Interest expense                                                               306      254      266
   Professional services                                                          143       99       82
   Management fee to Bank                                                         955    1,854      927
   Capital securities expense                                                   2,278    1,907    1,595
   Miscellaneous expense                                                           88      147    1,159
                                                                               ------- -------  -------
        Total expense                                                           3,770    4,261    4,029
                                                                               ------- -------  -------
   Income (loss) from continuing operations before income taxes                  (559)   4,561    5,427
   Income tax benefit                                                          (1,103)  (1,058)  (1,244)
                                                                               ------- -------  -------
   Income from continuing operations                                              544    5,619    5,927
   Income from discontinued operations (net of tax of $--, $189 and $53)           --    1,680      744
                                                                               ------- -------  -------
             Net income                                                        $  544  $ 7,299  $ 6,671
                                                                               ======= =======  =======

Condensed Statements of Cash Flows

   For the years ended December 31,                                              2001     2000     1999
   -----------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     Income from continuing operations                                         $  544   $5,619  $ 5,927
     Add(deduct) items not affecting cash flows from continuing operations:
          Equity in income of subsidiaries                                      (2,71)  (7,719)  (8,447)
          (Equity) loss in unconsolidated entities                                (19)      --      112
          Loss on sale of investments available for sale                           --       --       23
          Amortization                                                             62       69       42
     Net (increase) decrease in accounts receivable and other assets             (402)   4,299    3,242
     Net increase (decrease) in accounts payable and other liabilities           (918)  (5,211)   6,619
                                                                               ------   ------  -------
               Net cashflows provided by (used in) continuing operations        (3,45)  (2,943)   7,518
               Net cash flows provided by discontinued operations                  --    2,776      244
                                                                               ------   ------  -------
               Net cash flows provided by (used in) operating activities        (3,45)    (167)   7,762
                                                                               ------   ------  -------
   Cash flows from investment activities:
     Capital contributions and additional investment in subsidiaries            (3,80)  (5,885)  (6,726)
     Dividends and cash distributions from subsidiaries                         8,712    2,601    3,620
     Investments in unconsolidated entities                                       (93)      --     (973)
     Cash Distributions from unconsolidated entities                                8       --       --
     Proceeds from sales of investments available for sale                        524    1,107      120
     Purchases of investments available for sale                                (1,77)    (524)  (1,107)
     Purchase of Company owned life insurance                                    (125)    (125)    (125)
                                                                               ------   ------  -------
               Net cash flows used in investment activities                     3,456   (2,826)  (5,191)
                                                                               ------   ------  -------
   Cash flows from financing activities:
     Proceeds from issuance of ESOP debt                                        1,500       --       --
     Repayment of ESOP debt                                                       (25)     (74)     (53)
     Purchase of treasury stock                                                 (1,10)  (2,165)  (2,661)
     Retirement of warrants                                                        --       --     (331)
     Net proceeds from stock offering and exercise of warrants                     --       --    1,350
     Net proceeds from issuance of common stock under employee benefit plans      279      296      282
     Dividends paid                                                              (677)  (1,235)    (962)
     Proceeds from issuance of capital securities                                  --    6,000       --
                                                                               ------   ------  -------
               Net cash flows provided by (used in) financing activities          (28)   2,822   (2,375)
                                                                               ------   ------  -------
   Net increase (decrease) in cash and cash equivalents                           (24)    (171)     196
   Cash and cash equivalents:
   Beginning of year                                                               25      196       --
                                                                               ------   ------  -------
   End of year                                                                 $    1   $   25  $   196
                                                                               ======   ======  =======

These statements should be read in conjunction with the other notes to the consolidated financial statements.

[Graphic Appears Here]



MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS



         The accompanying consolidated financial statements and related notes of the Corporation were prepared by management in conformity with generally accepted accounting principles, and include amounts that are based on management's best estimates and judgments. Management is responsible for the integrity and fair presentation of these financial statements. Management has in place an internal accounting control system designed to provide reasonable assurance that assets are safeguarded and to ensure transactions are executed, reported and recorded in accordance with management's intentions and authorizations.

         The Audit Committees of the Board of Directors, composed solely of directors who are not employees of the Corporation or its subsidiaries, meets periodically with management and Pricewaterhouse Coopers LLC; the internal auditors and external auditors to determine that each is properly fulfilling its responsibilities. The Corporation's consolidated financial statements have been audited by Pricewaterhouse Coopers LLC, independent certified public accountants. Its Report of Independent Accountants, which is based on an audit made in accordance with generally accepted auditing standards, expresses an opinion as to the fair presentation of the consolidated financial statements. In performing its audit,

Pricewaterhouse Coopers LLC considers the Corporation's internal control structure to the extent it deems necessary in order to issue its opinion on the consolidated financial statements.




                                                     /s/ W. Kirk Wycoff
                                                     ---------------------------
                                                     W. Kirk Wycoff
                                                     Chairman, President and
                                                     Chief Executive Officer



                                                     /s/ Michael B. High
                                                     ---------------------------
                                                     Michael B. High
                                                     Chief Operating Officer and
                                                     Chief Financial Officer

[Graphic Appears Here]

                       Report of Independent Accountants

To the Shareholders and Board of Directors of Progress Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Progress Financial Corporation and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

January 22, 2002
Philadelphia, Pennsylvania

[Graphic Appears Here]




January 4, 2002




Board of Directors
Progress Bank
4 Sentry Parkway
Suite 200
Blue Bell, PA 19422

Gentlemen:

Progress Bank and its wholly owned subsidiaries (PB) are responsible for the preparation, integrity and fair presentation of its financial statements as of December 31, 2001 and the year then ended. The financial statements have been prepared on a comprehensive basis of accounting defined in the Federal Financial Institutions Examination Council (FFIEC) Consolidated Condition of Income (Call Reports) and, as such, include amounts, some of which are based on judgments and estimates of management.

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed its internal control structure over financial reporting as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes PB maintained an effective internal control structure over financial reporting of December 31, 2001.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that PB complied, in all significant respects, with designated laws and regulations relating to safety and soundness for the year ended December 31, 2001.

                                        /s/ W. Kirk Wycoff
                                        ----------------------------------------
                                        W. Kirk Wycoff,
                                        Chief Executive Officer




                                        /s/ Michael B. High
                                        ----------------------------------------
                                        Michael B. High, Chief Operating Officer
                                        and Chief Financial Officer

[Graphic Appears Here]



                        Report of Independent Accountants

To the Board of Directors
of Progress Bank

We have examined management's assertion, included in the accompanying letter to be sent to the federal Deposit Insurance Corporation (FDIC), that Progress Bank and its wholly owned subsidiaries maintained effective internal control over financial reporting as of December 31, 2001, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Progress Bank's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that Progress Bank and its wholly owned subsidiaries maintained effective internal control over financial reporting as of December 31, 2001 is fairly stated, in all material respects, based upon criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.


PricewaterhouseCoopers LLP


January 22, 2002
Philadelphia, Pennsylvania

Selected Quarterly Consolidated Financial Data (Unaudited)

The following table represents quarterly financial data for the period indicated. In the opinion of management, this information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. Reclassifications have been made to certain previously reported amounts to conform to the 2001 classifications. Prior period per share information has been restated to reflect the 5% stock dividend to shareholders on August 31, 2000.

                                             Dec. 31,   Sept. 30,   Jun. 30,   Mar. 31,   Dec. 31,  Sept. 30,   Jun. 30,    Mar. 31,
                                               2001        2001       2001       2000       2000       2000      2000        2000
------------------------------------------------------------------------------------------------------------------------------------
Interest income                              $14,451     $16,330   $16,906    $17,298    $18,316     $17,170    $16,331     $15,211
Interest expense                               7,046       8,235     8,912      9,179     10,069       9,091      8,400       7,615
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                            7,405       8,095     7,994      8,119      8,247       8,079      7,931       7,596
Provision for loan and lease losses              972       1,543     3,554      1,047      1,666         517      1,175       1,058
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
   and lease losses                            6,433       6,552     4,440      7,072      6,581       7,562      6,756       6,538
Non-interest income                            5,516       4,252     3,285      3,058      6,545       4,193      3,924       4,880
Non-interest expense                          10,810       9,408     9,825      9,520     10,793       9,177      9,142       9,194
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes and extraordinary loss         1,139       1,396    (2,100)       610      2,333       2,578      1,538       2,224
Income tax expense                               385         463      (731)       185        907         841        529         739
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
   extraordinary loss                            754         933    (1,369)       425      1,426       1,737      1,009       1,485
   Gain on sale of discontinued operations,
     net of tax                                   --          --        --         --         --           6      1,513          --
   Income from discontinued operations,
     net of tax                                   --          --        --         --         --           9         61          53
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss                 754         933    (1,369)       425      1,426       1,752      2,583       1,538
Extraordinary loss on extinguishment of
   debt, net of tax                             (199)         --        --         --         --          --         --          --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                   $   555     $   933    (1,369)   $   425    $ 1,426     $ 1,752    $ 2,583     $ 1,538
====================================================================================================================================
Basic income, per common share, from
   continuing operations before
   extraordinary loss                        $   .13     $   .17   $  (.24)   $   .07    $   .25     $   .30    $   .18     $   .25
Diluted income, per common share, from
   continuing operations before
   extraordinary loss                            .13         .17      (.24)       .07        .24         .29        .17         .25
Basic net income per common share                .10         .17      (.24)       .07        .25         .30        .45         .26
Diluted net income per common share              .10         .17      (.24)       .07        .24         .29        .43         .26
Dividends per share                               --          --       .06        .06        .06         .05        .05         .05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


Not applicable.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information contained in the section titled "Information with Respect to Nominees for Director and Directors Whose Terms Continue" in the Company's definitive Proxy Statement for the 2002 Annual Meeting to be held April 23, 2002 (the "Proxy Statement").

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

*10.3 Employment Agreement between Progress Financial Corporation, Progress Bank and W. Kirk Wycoff dated March 1, 1997. (Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 29, 1999)

*10.4 Change in Control and Termination Agreement between Progress Financial
      Corporation, Progress Bank and Michael B. High dated October 2, 1998. (Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999)

*10.5 Change in Control and Termination Agreement between Progress Financial
      Corporation, Progress Bank and H. Wayne Griest dated November 17, 1998. (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999)

*10.6 Change in Control and Termination Agreement between Progress Financial
      Corporation, Progress Bank and Eric J. Morgan dated October 2, 1998. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999)

*10.7 Employment Agreement between Progress Bank and Joseph R. Klinger dated
      January 1, 2000. (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 22,
      2001)

*10.8 Restricted Stock Award Plan dated February 17, 1999. (Exhibit 4 on the
      Company's Registration Statement on Form S-8, File Number 333-72543 filed with the SEC on February 18, 1999)

*10.9 2000 Stock Incentive Plan. (Exhibit 99.1 to the Company's Definitive Proxy on Form DEF 14A, filed with the SEC on March 24, 2000)

 21   Subsidiaries of the Registrant

 23   Consent of Independent Accountants for Progress Financial Corporation

 99   Audited financial statements for Ben Franklin/Progress Capital Fund, L.P.

* Incorporated by reference.

c. Reports on Form 8-K filed for the quarter ended December 31, 2001:

  1. On October 24, 2001, the Company filed a Current Report under Item 5 announcing its Third Quarter 2001 earnings and the distribution of an earnings package to analysts.

  2. On November 26, 2001, the Company filed a Current Report for November 21, 2001 under Item 5 announcing that it had signed a definitive agreement with Comerica to sell a significant portion of the assets of the Bank's TechBanc division.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.


                         Progress Financial Corporation

    March 19, 2002                  BY: /s/ W. Kirk Wycoff
-----------------------                 ---------------------------
        Date                            W. Kirk Wycoff, Chairman, President and
                                        Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. Kirk Wycoff                                            March 19, 2002
----------------------------------------                      -----------------
W. Kirk Wycoff, Chairman, President                                Date
and Chief Executive Officer

/s/ John E. F. Corson                                         March 19, 2002
----------------------------------------                      -----------------
John E. Flynn Corson, Director                                     Date

/s/ William O. Daggett, Jr.                                   March 19, 2002
----------------------------------------                      -----------------
William O. Daggett, Jr., Director                                  Date

/s/ G. Daniel Jones                                           March 19, 2002
----------------------------------------                      -----------------
G. Daniel Jones, Director                                          Date

/s/ Joseph R. Klinger                                         March 19, 2002
----------------------------------------                      -----------------
Joseph R. Klinger, Director                                        Date

/s/ Paul M. LaNoce                                            March 19, 2002
----------------------------------------                      -----------------
Paul M. LaNoce, Director                                           Date

/s/ A. John May                                               March 19, 2002
----------------------------------------                      -----------------
A. John May, III, Director                                         Date

/s/ William L. Mueller                                        March 19, 2002
----------------------------------------                      -----------------
William L. Mueller, Director                                       Date

/s/ Kevin J. Silverang                                        March 19, 2002
----------------------------------------                      -----------------
Kevin J. Silverang, Director                                       Date

/s/ Charles J. Tornetta                                       March 19, 2002
----------------------------------------                      -----------------
Charles J. Tornetta, Director                                      Date

/s/ Stephen T. Zarrilli                                       March 19, 2002
----------------------------------------                      -----------------
Stephen T. Zarrilli, Director                                      Date

/s/ Michael B. High                                           March 19, 2002
----------------------------------------                      -----------------
Michael B. High, Chief Financial Officer                           Date
and Chief Operating Officer