Form 10-Q
period 2002-03-31
PROGRESS FINANCIAL CORP
filed 2002-05-10
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2002.

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
Yes     X    No
     --------  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)                  6,798,416
------------------------------ -------------------------------------------------
  Title of Each Class          Number of Shares Outstanding as of April 30, 2002

                         Progress Financial Corporation
                                Table of Contents



                     PART I - Interim Financial Information
                                                                          Page

Item 1.  Interim Financial Statements (Unaudited)

         Consolidated Interim Statements of Financial Condition as of
         March 31, 2002 and December 31, 2001................................3

         Consolidated Interim Statements of Operations for the
         three months ended March 31, 2002 and 2001..........................4

         Consolidated Interim Statements of Changes in Shareholders'
         Equity and Comprehensive Income for the three months
         ended March 31, 2002 and 2001.......................................5

         Consolidated Interim Statements of Cash Flows for the
         three months ended March 31, 2002 and 2001..........................6

         Notes to Consolidated Interim Financial Statements..................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........14



                           PART II - Other Information


Item 1.  Legal Proceedings..................................................14

Item 2.  Changes in Securities..............................................14

Item 3.  Defaults upon Senior Securities....................................14

Item 4.  Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information..................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................15

         Signatures.........................................................16

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements


Consolidated Interim Statements of Financial Condition (Unaudited) (Dollars in thousands)

                                                                                              March 31,       December 31,
                                                                                                2002              2001
                                                                                          ----------------     -----------
Assets
Cash and due from banks:
   Non-interest-earning                                                                      $ 11,906           $21,250
   Interest-earning                                                                            12,130            11,276
Investment and mortgage-backed securities [Note 5]:
   Available for sale at fair value (amortized cost:  $271,705, and $212,793)                 269,849           211,828
   Held to maturity at amortized cost (fair value:  $63,612, and $38,020)                      64,874            38,173
Loans and leases, net [Note 6] (net of  reserves[Note 7]:  $8,775 and $9,917)                 469,173           495,025
Loans held for sale [Note 8]                                                                       --            25,587
Investments in unconsolidated entities                                                          2,056             1,985
Premises and equipment, net                                                                    25,704            26,038
Other assets                                                                                   19,287            20,218
                                                                                             --------          --------
       Total assets                                                                          $874,979          $851,380
                                                                                             ========          ========

Liabilities, Capital Securities and Shareholders' Equity
Liabilities:
     Deposits [Note 8]:
         Non-interest-bearing                                                                $ 72,567          $ 84,783
         Interest-bearing                                                                     546,240           544,740
     Short-term borrowings:
         Securities sold under agreement to repurchase                                         31,100                --
         Other short-term borrowings                                                              645               200
     Other liabilities                                                                         13,498            10,430
     Long-term debt:
         Federal Home Loan Bank advances                                                      117,000           117,000
         Other debt                                                                            11,342            20,368
     Subordinated debt                                                                          3,000             3,000
                                                                                             --------          --------
     Total liabilities                                                                        795,392           780,521
                                                                                             --------          --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation [Note 9]                 20,267            20,260
Commitments and contingencies [Note 10]
Shareholders' equity [Note 4]:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares authorized but            --                --
     unissued
     Common stock - $1 par value; 12,000,000 shares authorized: 7,034,000 and
            5,818,000 shares issued and outstanding; including treasury shares of 84,000 and 84,000 and unallocated shares held by the Employee
            Stock Ownership Plan of
            182,000 and 182,000                                                                 7,034             5,818
     Other common shareholders' equity, net                                                    53,555            45,466
     Net accumulated other comprehensive loss                                                  (1,269)             (685)
                                                                                             --------          --------
     Total shareholders' equity                                                                59,320            50,599
                                                                                             --------          --------
       Total liabilities, capital securities and shareholders' equity                        $874,979          $851,380
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)


                                                                       For the Three Months
                                                                         Ended March 31,
                                                                        2002         2001
                                                                       ------       ------
Interest income:
   Loans and leases, including fees                                    $8,950       $12,675
   Mortgage-backed securities                                           3,370         3,277
   Investment securities                                                  606           990
   Other                                                                   86           356
                                                                       ------       -------
       Total interest income                                           13,012        17,298
                                                                       ------       -------

Interest expense:
   Deposits                                                             4,021         6,666
   Short-term borrowings                                                  103           647
   Long-term and subordinated debt                                      1,948         1,866
                                                                       ------       -------
       Total interest expense                                           6,072         9,179
                                                                       ------       -------

Net interest income                                                     6,940         8,119
Provision for loan and lease losses                                     1,439         1,047
                                                                       ------       -------
Net interest income after provision for loan and lease losses           5,501         7,072
                                                                       ------       -------

Non-interest income:
   Service charges on deposits                                            854           585
   Lease financing fees                                                    63           277
   Mutual fund, annuity and insurance commissions                         940           800
   Loan brokerage and advisory fees                                       273           223
   Private equity fund management fees                                     52           614
   Gain on sale of securities                                              --         1,258
   Gain on sale on loans and lease receivables                            132           302
   Gain on sale on investments in unconsolidated entities                  11            --
   Client warrant income (loss)                                         1,426        (1,959)
   Equity (loss) in unconsolidated entities                                95           (27)
   Fees and other                                                         698           985
                                                                      -------       -------
       Total non-interest income                                        4,544         3,058
                                                                      -------       -------

Non-interest expense:
   Salaries and employee benefits                                       4,401         4,990
   Occupancy                                                              586           613
   Data processing                                                        257           215
   Furniture, fixtures and equipment                                      546           546
   Professional services                                                  578           815
   Capital securities expense                                             572           561
   Other                                                                1,988         1,780
                                                                      -------       -------
       Total non-interest expense                                       8,928         9,520
                                                                      -------       -------

Income before income taxes                                              1,117           610
Income tax expense                                                        367           185
                                                                      -------       -------
              Net income                                              $   750       $   425
                                                                      =======       =======

Basic earnings per common share                                       $   .12       $   .07
                                                                      =======       =======
Diluted earnings per common share                                     $   .12       $   .07
                                                                      =======       =======
Dividends per common share                                            $   --        $   .06
                                                                      =======       =======
Basic average common shares outstanding                             6,206,177     5,684,940
                                                                    =========     =========
Diluted average common shares outstanding                           6,342,450     5,829,134
                                                                    =========     =========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)

(Dollars in thousands)

                                                                                               Net
                                                                Unearned                    Accumulated
                                                      Unearned Compensation                    Other                     Total
                                       Common Treasury  ESOP   Restricted Capital Retained Comprehensive Comprehensive Shareholders'
                                       Stock   Stock   Shares     Stock   Surplus Earnings  Income(Loss) Income (Loss)    Equity
                                       --------------------------------------------------------------------------------------------

For the three months ended March 31, 2002:
-----------------------------------------
Balance at December 31, 2001          $5,818  $(628) $(1,448)  $ (107)   $44,029  $3,620   $  (685)                       $50,599
Issuance of stock under employee
  benefit plans (64,375 common shares)    64     --       --       30        237      --        --                            331
Retirement of restricted stock awards
  (782 common shares)                     (1)    --       --        9         (8)     --        --                             --
Net income                                 --    --       --       --         --     750        --        $ 750               750
Other comprehensive loss, net of tax (a)   --    --       --       --         --      --      (584)        (584)             (584)
                                                                                                          -----
Net comprehensive income                                                                                   $166
                                                                                                          =====
Issuance of stock under private
placement (1,153,330 common shares)    1,153     --       --       --      7,071      --       --                           8,224
                                      ------  -----   ------   -------   -------  ------   -------                        -------
Balance at March 31, 2002             $7,034  $(628) $(1,448)  $  (68)   $51,329  $4,370   $(1,269)                       $59,320
                                      ======  =====  =======   =======   =======  ======   =======                        =======



For the three months ended March 31, 2001:
------------------------------------------
Balance at December 31, 2000          $5,814 $(1,245) $  --     $(858)   $44,400  $3,848  $(1,799)                        $50,160
Issuance of stock under employee
  benefit plans (21,343 common shares)    21      --     --        197       124      --       --                             342
Retirement of restricted stock awards
  (1,042 common shares)                   (1)     --     --         12       (11)     --       --                              --
Net income                                --      --     --         --        --    $425       --        $  425               425
Other comprehensive income, net of tax(a) --      --     --         --        --      --     1,929        1,929             1,929
                                                                                                         ------
Net comprehensive income                                                                                 $2,354
                                                                                                         ======
Purchase of treasury stock
   (60,000 treasury shares)               --    (451)    --         --        --      --        --                           (451)
Cash dividend declared                    --             --         --        --    (342)       --                           (342)
                                      ------ --------  -----     -----   -------  ------   -------                        -------
Balance at March 31, 2001             $5,834 $(1,696)  $ --      $(649)  $44,513  $3,931   $   130                        $52,063
                                      ====== =======   =====     =====   =======  ======   =======                        =======




(a)      For three months ended March 31,                                            2002     2001
                                                                                     ----     ----
Calculation of other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising during the period, net of tax           $(584)  $2,759
  Less: Reclassification for gains included in net income, net of tax                          830
                                                                                    -----    -----
                                                                                      --
  Other comprehensive income (loss), net of tax                                     $(584)  $1,929
                                                                                    ======  ======

See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Cash Flows (Unaudited)
(Dollars in thousands)

For the three months ended March 31,                                                                         2002            2001
-------------------------------------                                                                       -----            ----
Cash flows from operating activities:
   Net income                                                                                                 $750          $ 425
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                                            753             660
     Provision for loan and lease losses                                                                    1,439           1,047
     Client warrant (income) loss                                                                          (1,426)          1,959
     Gain on sale of securities available for sale                                                             --          (1,258)
     Gain on sale of loans and leases                                                                        (132)           (302)
     Gain on sale of investments in unconsolidated entities                                                   (11)             --
     Accretion of deferred loan and lease fees and expenses                                                  (368)           (575)
     Amortization of premiums/accretion of discounts on securities                                            451             112
     (Income) loss in unconsolidated entities                                                                 (95)             27
     Other, net                                                                                                39             166
   (Increase) decrease in other assets                                                                      3,634             (10)
   Increase (decrease) in other liabilities                                                                 3,362         (11,500)
                                                                                                            -----         -------
          Net cash flows provided by (used in) operating activities                                         8,396          (9,249)
Cash flows from investing activities:
   Capital expenditures                                                                                     (289)          (1,753)
   Purchases of investment and mortgage-backed securities available for sale                             (81,899)         (82,744)
   Purchases of investment and mortgage-backed securities held to maturity                               (27,361)            (429)
   Repayments on mortgage-backed securities available for sale                                            19,769           11,771
   Repayments on mortgage-backed securities held to maturity                                                  16               --
   Proceeds from sales, maturity and calls of investment and mortgage-backed securities
     available for sale                                                                                    4,193           30,275
   Proceeds from redemption and call of investment securities held to maturity                               650            5,099
   Proceeds from sale of investment in NewSeasons Assisted Living Communities
      Series B and C preferred stock                                                                          --            1,792
   Proceeds from sale of investments in unconsolidated entities                                               34               --
   Proceeds from sale of loans and leases                                                                  7,197            8,589
   Net cash paid in sale of TechBanc                                                                     (21,399)              --
   Proceeds from sale of AMIC division of Progress Reality Advisors, Inc.                                     --              500
   Investment in real estate owned                                                                            (5)            (447)
   Proceeds from sale of real estate owned                                                                    --              816
   Net (increase) decrease in loans and leases                                                            15,712          (17,470)
   Net investment in unconsolidated entities                                                                   1             (535)
                                                                                                         -------          -------
          Net cash flows used in investing activities                                                    (83,381)         (44,536)
                                                                                                         -------          -------
Cash flows from financing activities:
   Net increase (decrease) in demand, NOW and savings deposits                                            28,898          (10,021)
   Net increase (decrease) in time deposits                                                                6,569          (12,350)
   Net increase (decrease) in short-term borrowings                                                       22,519          (11,622)
   Proceeds from issuance of long-term debt                                                                   --           44,000
   Repayment of long-term debt                                                                                --          (10,000)
   Dividends paid                                                                                             --             (342)
   Purchase of treasury shares                                                                                --             (451)
   Net proceeds from issuance of stock under employee benefit plans                                          285              131
   Net proceeds from issuance of stock in private placement                                                8,224               --
                                                                                                      ----------          -------
          Net cash flows provided by (used in) financing activities                                       66,495             (655)
                                                                                                      ----------          -------

Net decrease in cash and cash equivalents                                                                 (8,490)         (54,440)
Cash and cash equivalents:
   Beginning of year                                                                                      32,526           84,997
                                                                                                      ----------          -------
   End of period                                                                                         $24,036          $30,557
                                                                                                      ==========          =======
Supplemental disclosures:
   Non-monetary transfers:
       Net conversion of loans receivable to real estate owned                                          $  2,705          $   --
                                                                                                      ==========          =======
       Notes received in sale of investment in NewSeasons Assisted Living Communities Series B
          and C preferred stock                                                                        $     --          $  4,180
                                                                                                      ==========         ========

See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


(1)    Basis of Presentation

       In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2002. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Capital Management, Inc., Progress Financial Resources, Inc. and KMR Management, Inc. All significant intercompany transactions have been eliminated.

(2)    Recent Accounting Pronouncements

       In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 addresses the financial accounting and requires new reporting disclosures for acquired goodwill and other intangible assets, but not those acquired in a business combination, and for goodwill and other intangible assets after they have been initially recognized in the financial statements. Goodwill will not be amortized; it will be annually tested for impairment using specific guidance under FAS 142. Other intangible assets that have indefinite useful lives will not be amortized; they will also be annually tested for impairment using specific guidance under FAS 142. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, or the best estimate of their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001; however, goodwill and other intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions.

       The Company adopted FAS 142 on January 1, 2002 and ceased amortizing its goodwill. At that time goodwill in each business segment was tested and no impairment loss was recognized. However, during the first quarter of 2002, management decided to stop originating leases due to a change in business climate and subsequently significantly reduced the staffing levels, including key personnel, in the Equipment Leasing segment. An interim impairment loss of $82,000 was recorded in the first quarter of 2002 at the Equipment Leasing segment based on the expected present value of future cash flows. Also during the first quarter of 2002, there was a reduction in key personnel in the Company's other segments resulting in an interim impairment loss of $27,000 based on the expected present value of future cash flows.

(3)    Office of Thrift Supervision Directive

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

       On February 7, 2002 the OTS approved the Company's revised Capital Enhancement Plan and agreed to extend the dates that the Bank must comply with the targeted ratio of classified assets to capital. As revised, the Bank's classified assets to capital ratio must not exceed 25% on June 30, 2002 and must not exceed 20% on September 30, 2002. At March 31, 2002, the Bank's classified assets to capital ratio was approximately 34.7%. The Bank is working aggressively to reduce the ratio and comply with the terms of the directive; but there can be no assurance that the Bank will be in compliance with these requirements on such dates. Failure to comply with such ratios could result in the OTS taking further regulatory action. As of March 31, 2002 the Bank was in compliance with the terms of the OTS Directive.

(4)    Shareholders' Equity

       Common Stock Offering and Repurchase Program
       --------------------------------------------
       On February 11, 2002, the Company closed a private placement offering of common stock to accredited investors of 1,153,330 common shares priced at $7.50 a share, totaling $8.6 million, resulting in net proceeds of approximately $8.3 million.

       Under the Company's 2000 stock repurchase program to repurchase up to 285,000 shares, or five percent, of its outstanding common stock, 149,800 shares were repurchased as of May 31, 2001. As discussed above, repurchases had been suspended since June 30, 2001 until the Bank achieved capital compliance under the OTS directive; future repurchases cannot take place without the approval of the OTS.


       Earnings per Share
       ------------------
       The following table presents a summary of per share data and amounts for the included periods.

                                                                      For the three months ended March 31,
      (Dollars in thousands, except per share data)                   2002                                  2001
                                                          -----------------------------        --------------------------------
                                                                                   Per                                   Per
                                                                                  Share                                 Share
                                                          Income     Shares       Amount         Income    Shares       Amount
                                                          ------     ------       ------         ------    ------       ------
      Basic Earnings Per Share:
         Income available to common shareholders           $750      6,206,177     $ .12           $425    5,684,940      $.07
                                                                                   =====                                  ====
      Effect of Dilutive Securities:
         Options                                             --        136,273        --             --      144,194        --
                                                           ----      ---------                     ----    ---------
      Diluted Earnings Per Share:
      Income available to common shareholders
            and assumed conversions                        $750      6,342,450     $ .12           $425    5,829,134      $.07
                                                           ====      =========     =====           =====   =========     =====

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

       At March 31, 2002, the Bank's tangible equity ratio was 8.28%, Tier 1 leverage ratio was 8.30%, Tier 1 risk-based capital ratio was 13.58%, and total risk-based capital ratio was 14.84%. As of March 31, 2002, the Bank was classified as "well capitalized" and met the leverage capital and total risk-based capital ratios under the OTS directive.

(5)    Investment and Mortgage-Backed Securities

       The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                   Gross         Gross
       (Dollars in thousands)                       Amortized    Unrealized    Unrealized     Estimated     Carrying
       At March  31, 2002                             Cost         Gains         Losses       Fair Value      Value
       ------------------                          ----------    ----------    ----------     ----------    --------
       Available for Sale:
         Equity investments                         $  2,020        $ --        $    1       $  2,019     $   2,019
         U.S. Government Agencies                      1,996          --            24          1,972         1,972
         Bank deposits                                   440          --            --            440           440
         Corporate bonds                               1,921          --           411          1,510         1,510
         Mortgage-backed securities                  265,328         907         2,327        263,908       263,908
                                                    --------        ----        ------       --------      --------
            Total available for sale                $271,705        $907        $2,763       $269,849      $269,849
                                                    ========        ====        ======       ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  6,350        $ --        $   --       $  6,350      $  6,350
         U.S. Government Agencies                     17,108          --           784         16,324        17,108
         Municipal bonds                              16,112         208           334         15,986        16,112
         Mortgage-backed securities                   25,304          --           352         24,952        25,304
                                                    --------        ----        ------       --------      --------
            Total held to maturity                  $ 64,874        $208        $1,470       $ 63,612      $ 64,874
                                                    ========        ====        ======       ========      ========

                                                                  Gross          Gross
       (Dollars in thousands)                      Amortized    Unrealized     Unrealized     Estimated     Carrying
       At December 31, 2001                          Cost         Gains          Losses       Fair Value      Value
       --------------------                        ---------    ----------     ----------     ----------    --------
       Available for Sale:
         Equity investments                         $  1,923        $ --        $   --       $  1,923      $  1,923
         U.S. Government Agencies                      2,770           4            --          2,774         2,774
         Bank deposits                                   440          --            --            440           440
         Corporate bonds                               1,919          --           374          1,545         1,545
         Mortgage-backed securities                  205,741         806         1,401        205,146       205,146
                                                    --------        ----        ------       --------      --------
            Total available for sale                $212,793        $810        $1,775       $211,828      $211,828
                                                    ========        ====        ======       ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  6,500        $ --        $   --       $  6,500      $  6,500
         U.S. Government Agencies                     16,808          81           170         16,719        16,808
         Municipal bonds                              14,865         240           304         14,801        14,865
                                                    --------        ----        ------       --------      --------
            Total held to maturity                  $ 38,173        $321        $  474       $ 38,020      $ 38,173
                                                    ========        ====        ======       ========      ========

(6)    Loans and Leases, Net

       The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                                March 31, 2002                 December 31, 2001
                                                             --------------                 -----------------
                                                          Amount          Percent         Amount          Percent
                                                         --------        --------        -------          -------
       Commercial business                               $101,462          21.23%        $123,546          24.47%
       Commercial real estate                             189,937          39.74          195,105          38.64
       Construction, net of loans in process               84,339          17.64           77,380          15.32
       Single family residential real estate               24,981           5.23           26,518           5.25
       Consumer loans                                      45,009           9.42           44,821           8.88
       Lease financing                                     36,986           7.74           43,342           8.58
       Unearned income                                     (4,766)         (1.00)          (5,770)         (1.14)
                                                         --------         ------         --------         ------
          Total loans and leases                          477,948         100.00%         504,942         100.00%
                                                           (8,775)        =======          (9,917)        =======
         Allowance for loan and lease losses             --------                        --------
              Net loans and leases                       $469,173                        $495,025
                                                         ========                        ========

(7)  Allowance for Loan and Lease Losses

     The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

       (Dollars in thousands)                           For the Three Months
                                                           Ended March 31,
                                                        2002             2001
                                                        ----             ----
       Balance beginning of period                     $9,917          $7,407
       Charge-offs:
          Commercial business                           1,301             226
          Commercial real estate                          696              29
          Single family residential real estate            --              10
          Lease financing                                 724             517
                                                       ------          ------
               Total charge-offs                        2,721             782
                                                       ------          ------
       Recoveries:
          Commercial business                              65              --
          Consumer loans                                    1               1
          Lease financing                                  74              35
                                                       ------          ------
               Total recoveries                           140              36
                                                       ------          ------
       Net charge-offs                                  2,581             746
       Additions charged to operations                  1,439           1,047
                                                       ------          ------
       Balance at end of period                        $8,775          $7,708
                                                       ======          ======

       Specific Valuation Allowance on Impaired Loans  $   47          $  --
                                                       ======          ======

(8)    TechBanc Sale
       -------------
       During January 2002, the Company completed the sale of TechBanc to Comerica Bank - California, a subsidiary of Comerica Incorporated. Included in the sale were loans, deposits and warrants of certain TechBanc's technology-based companies. The aggregate fair value of loans sold (including accrued interest receivable) was $25.0 million and deposits sold (including accrued interest payable) totaled $46.4 million with net cash paid of $21.4 million. At December 31, 2001, the loans were classified as held for sale and carried at the lower of aggregate cost or market value consisting of $23.3 million in commercial business loans and $2.3 million in commercial real estate loans.

(9)    Capital Securities
       -------------------
       During 1997, the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). The Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.5 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities.

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

(10)   Commitments and Contingencies
       -----------------------------
       At March 31, 2002, the Company had $158.7 million in loan commitments to extend credit, including unused lines of credit, and $9.3 million in letters of credit outstanding.

(11)   Segments
       --------
       The following table sets forth selected financial information by business segment for the periods indicated:

                                                                             Private     Insurance/
                                                              Equipment    Equity Fund     Wealth      Other
                                                   Banking     Leasing      Management   Management   Segments   Corporate   Total
                                                   -------    ---------    -----------   ----------   --------   ---------   -----
(Dollars in thousands)
Total Assets at:
              March 31, 2002                       $835,346    $32,520       $  71        $  611    $ 1,018     $ 5,413   $874,979
              December 31, 2001                     803,588     37,351          10           678      1,175       8,578    851,380

       Revenues for the three months ended:
              March 31, 2002                          9,684       583           52           934        200          31     11,484
              March 31, 2001                          9,368     1,203          614           790        586      (1,384)    11,177

       Income (loss) for the three months ended:
              March 31, 2002                          1,452      (172)         (25)           33        (76)       (462)       750
              March 31, 2001                          1,636       169           62           (56)         61     (1,447)       425


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 2002 data.

When used in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors influence the Company's most critical accounting policy, "Allowance for Loan and Lease Losses" and the related "Provision for Loan and Lease Losses," which are further discussed in Footnote 7 on Page 10 and on Page 12 of this Form 10-Q.

                              RESULTS OF OPERATIONS

The Company recognized net income of $750,000, or diluted earnings per share of $.12, for the three months ended March 31, 2002 compared to net income of $425,000, or diluted earnings per share of $.07, for the first quarter of 2001. Return on average shareholders' equity was 5.33% and return on average assets was .35% for the three months ended March 31, 2002 compared to returns of 3.31% and .20%, respectively, for the three months ended March 31, 2001.

Net Interest Income

Net interest income, on a tax-equivalent basis, decreased $1.2 million, or 14%, as compared to the first quarter of 2001. The net interest margin for the first quarter of 2002 was 3.53% compared to 4.03% for the same period in 2001 and 3.58% for the fourth quarter of 2001. In addition to the sale of loan portfolios during the quarter, the reversal of interest income on three loans placed on non-accrual also had a negative impact on the net interest margin of 14 basis points.

Average earning assets for the first quarter of 2002 were $809.6 million compared to $829.5 million for the same period in 2001. The decline was primarily due to lower commercial business loan volume as a result of the TechBanc sale which was partially offset with higher levels of investments in mortgage-backed securities. Tax-equivalent interest income for the first quarter of 2002 decreased $4.3 million, or 25%, over the same period in 2001 while interest expense decreased $3.1 million, or 34%, for the same period. The Company's cost of funds decreased 175 basis points, whereas its rate on earning assets decreased 194 basis points in comparison with the three months ended March 31, 2001.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.4 million for the three months ended March 31, 2002, compared to $1.0 million for the same period in 2001. The provision was increased during the first quarter of 2002 primarily due to the higher level of charge-offs in the residual TechBanc portfolio.

At March 31, 2002, the allowance for loan and lease losses amounted to $8.8 million or 1.84% of total loans and leases and 93.93% of total non-performing loans and leases. At December 31, 2001, the allowance for loan and lease losses amounted to $9.9 million or 1.87% of total loans and leases and 106.28% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the three months ended March 31, 2002 amounted to $4.5 million compared to $3.1 million for the same period in 2001. The quarter ended March 31, 2002 included income of $1.4 million from the sale of client warrants as compared to losses of $2.0 million from client warrants during the first quarter of 2001, due to the permanent impairment of equity securities received from warrants. There was no gain or loss on sale of securities during the first quarter of 2002 as compared to gain on sale of securities of $1.3 million for same quarter in 2001. Fee income for the quarter decreased $712,000 primarily due to the decline in private equity fund management fees from the Company's subsidiary, Progress Capital Management, Inc. ("PCM"), as the Company exited the venture fund management business at December 31, 2001, and a reduction in consulting fees from the Company's subsidiary, KMR Management, Inc. ("KMR"). Service charges on deposits amounted to $854,000 during the first quarter of 2002 compared to $585,000 for the comparable quarter in 2001. This 46% growth is primarily attributable to the new deposit products implemented during the quarter.

Non-interest Expense

Total non-interest expense was $8.9 million for the three months ended March 31, 2002 compared to $9.5 million for same period in 2001. Salaries and employee benefits decreased $589,000 mainly due to PCM exiting the fund management business and lower staffing levels as Progress Leasing Company ceased originating new leases. Professional services expenses decreased by $237,000 primarily due to a reduction in the business activities of KMR. Other expenses increased by $208,000 mainly due to certain costs associated with the sale of warrants and an uncollectible receivable from a client of KMR.

                               FINANCIAL CONDITION

Loans and leases outstanding totaled $477.9 million at March 31, 2002 compared to $530.5 million at December 31, 2001. This decrease was primarily due to the sale of TechBanc loans to Comerica totaling $25.6 million, which were primarily commercial business loans, as well the Asset-Based Lending sale and payoffs of commercial business loans. Net increases in mortgage-backed securities were $84.0 million since year-end primarily due to $105.1 million in purchases partially offset by repayments of $19.8 million. Total deposits decreased to $618.8 million at March 31, 2002 from $629.5 million at December 31, 2001 as a result of the sale of $46.2 million in deposits to Comerica in January 2002 partially offset by $35.5 million in deposit growth during the quarter. Total assets increased to $875.0 million at March 31, 2002 from $851.4 million at December 31, 2001.

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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the three months ended March 31, 2002, the Company reinvested its working capital primarily by purchasing mortgage-backed securities to maintain its liquidity. For the three months ended March 31, 2002, cash was provided by operating activities primarily due to net increases in other liabilities primarily due to trade-date accounting entries for purchases of mortgage-backed securities and net decreases in other assets. Cash was used in investing activities primarily due to the purchases of mortgage-backed securities partially offset by repayments on mortgage-backed securities. Cash was provided by financing activities primarily due to increases in deposits and short-term borrowings.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                           March 31,        December 31,        March 31,
(Dollars in thousands)                                                       2002              2001              2001
                                                                             ----              ----              ----
Loans and leases accounted for on a non-accrual basis                      $ 9,342          $ 9,331            $ 6,002
Other real estate owned, net of related reserves                             4,243            1,533              1,356
                                                                           -------          -------            -------
     Total non-performing assets                                            13,585           10,864              7,358
Accruing loans 90 or more days past due                                      3,244            1,125              2,971
                                                                           -------          -------            -------
     Total underperforming assets                                          $16,829          $11,989            $10,329
                                                                           =======          =======            =======

Non-performing  assets as a  percentage  of net loans and leases
     and other real estate owned                                             2.87%             2.08%              1.34%
                                                                           =======          =======            =======
Non-performing assets as a percentage of total assets                        1.55%             1.28%               .81%
                                                                           =======          =======            =======

Underperforming  assets as a percentage  of net loans and leases
     and other real estate owned                                             3.55%             2.30%              1.88%
                                                                           =======          =======             =======
Underperforming assets as a percentage of total assets                       1.92%             1.41%              1.14%
                                                                           =======          =======             =======

Allowance for loan and lease losses                                        $ 8,775          $ 9,917             $ 7,708
                                                                           =======          =======             =======

Ratio of allowance for loan and lease losses to
     non-performing loans and leases at end of period                       93.93%           106.28%             128.42%
                                                                           =======           =======            =======
Ratio of allowance for loan and lease losses to underperforming
     loans and leases at end of period                                      69.72%            94.85%              85.90%
                                                                           =======           =======            =======

Non-performing assets increased to $13.6 million at March 31, 2002 from $10.9 million at December 31, 2001 and from $7.4 million at March 31, 2001. The net increase in non-performing assets since December 31, 2001 was primarily due to a $2.7 million commercial property classified as other real estate owned and a $2.1 million increase in commercial business non-accrual loans which were partially offset by $1.2 million in commercial business charge-offs and $942,000 in commercial business payoffs. The $9.3 million of non-accrual loans at March 31, 2002 primarily consisted of: $6.6 million of commercial business loans, of which $1.9 million are to pre-profit companies; $762,000 of lease financing; $940,000 of commercial mortgages; $430,000 of consumer loans; and $543,000 of single family residential mortgages.

Accruing loans 90 or more days past due increased from $1.1 million at December 31, 2001 to $3.2 million at March 31, 2002 primarily due to increased delinquencies of commercial business loans. The $3.2 million of accruing loans 90 or more days past due at March 31, 2002 consisted of $2.9 million of commercial business loans, of which $2.2 million are to pre-profit companies, and $300,000 of commercial mortgages.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

                                              March 31, 2002        December 31, 2001          March 31, 2001
                                              ---------------       -----------------          --------------
(Dollars in thousands)                       Amount   Percent      Amount      Percent      Amount       Percent
                                             ------   -------      ------      -------      ------       -------


Delinquencies:
     30 to 59 days                           $4,999    1.04%       $ 4,214       .80%      $ 7,980        1.44%
     60 to 89 days                              701     .15          5,962      1.12         2,339         .42
     90 or more days                          3,244     .68          1,125       .21         2,971         .53
                                             ------    ----        -------      ----       -------        ----
     Total                                   $8,944    1.87%       $11,301      2.13%      $13,290        2.39%
                                             ======    ====        =======      ====       =======        ====


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7A, filed with the Securities and Exchange Commission on March 22, 2002. The market risk of the Company has not experienced any significant changes as of March 31, 2002 from the Annual Report on Form 10-K.


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

On August 29, 2001, a shareholder's derivative action was filed against the Company and its directors in the Delaware Chancery Court alleging failure to comply with the Home Owners' Loan Act, insider trading, and breach of their fiduciary duty. The plaintiff demands judgement against the Company and its directors for the amount of damages sustained by the Company as result of the directors' breaches of fiduciary duty, awarding the plaintiff the costs and disbursements of the actions, including expenses of the lawsuit and granting such other and further relief as the Court may deem just and proper. The Company believes that this action is without merit and will defend the action vigorously. On December 7, 2001, the Company filed an Opening Brief and Motion to Dismiss the Complaint, which the plaintiff filed an opposition to on January 25, 2002. On March 8, 2002, the Company filed a Reply Brief in support of its motion to dismiss. Oral argument was held on April 24, 2002. The Company is anticipating a ruling on its motion during the third quarter of 2002.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   List of Exhibits

         None.

(b)      Reports on Form 8-K

1. On January 9, 2002, the Company filed a Current Report for January 7, 2002 announcing that it had sold its interest in a non-bank subsidiary - sale of assets of Progress Development.

2. On January 9, 2002, the Company filed a Current Report for January 8, 2002 announcing its wholly-owned subsidiary, Progress Capital Management, Inc. had exited the venture fund management business and reduced private equity exposure.

3. On January 23, 2002, the Company filed a Current Report announcing the Fourth Quarter 2001 earnings, the distribution of the Fourth Quarter 2001 analyst package and the raising of a private placement offering of common stock.

4.       On February 7, 2002, the Company filed a Current Report for
         January 31, 2002 announcing the closing of the sale of TechBanc assets to Comerica Bank-California.

5. On February 14, 2002, the Company filed a Current Report for February 12, 2002 announcing the approval of the capital plan by the Office of Thrift Supervision.

6. On February 14, 2002, the Company filed a Current Report for February 13, 2002 announcing the closing of a private placement offering of common stock.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Progress Financial Corporation



         May 10, 2002                    /s/ W. Kirk Wycoff
---------------------------             ----------------------------------------
             Date                       W. Kirk Wycoff, Chairman, President and
                                        Chief Executive Officer




         May 10, 2002                   /s/ Michael B. High
---------------------------             ----------------------------------------
             Date                       Michael B. High, Chief Financial Officer
                                        and Chief Operating Officer