Form 10-Q
period 2002-06-30
PROGRESS FINANCIAL CORP
filed 2002-08-13
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2002.

                                       OR

[       ] Transition report pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 for the transition period from _________ to __________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($1.00 par value)                        6,816,156
  ------------------------------          --------------------------------------
       Title of Each Class                Number of Shares Outstanding as of
                                                     July 31, 2002

                         Progress Financial Corporation
                                Table of Contents



                     PART I - Interim Financial Information
                                                                            Page

Item 1.  Interim Financial Statements (Unaudited)

         Consolidated Interim Statements of Financial Condition as of
         June 30, 2002 and December 31, 2001.................................3

         Consolidated Interim Statements of Operations for the
         three and six months ended June 30, 2002 and 2001...................4

         Consolidated Interim Statements of Changes in Shareholders'
         Equity and Comprehensive Income for the six months
         ended June 30, 2002 and 2001........................................5

         Consolidated Interim Statements of Cash Flows for the
         six months ended June 30, 2002 and 2001.............................6

         Notes to Consolidated Interim Financial Statements..................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........17



                           PART II - Other Information


Item 1.  Legal Proceedings..................................................17

Item 2.  Changes in Securities..............................................17

Item 3.  Defaults upon Senior Securities....................................17

Item 4.  Submission of Matters to a Vote of Security Holders................17

Item 5.  Other Information..................................................18

Item 6.  Exhibits and Reports on Form 8-K...................................18

         Signatures.........................................................19

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements


Consolidated Interim Statements of Financial Condition (Unaudited)

(Dollars in thousands)                                                                        June 30,        December 31,
                                                                                                2002             2001
                                                                                            ----------       -------------
Assets
Cash and due from banks:
   Non-interest-earning                                                                      $ 17,030          $ 21,250
   Interest-earning                                                                             5,603            11,276
Investment and mortgage-backed securities [Note 6]:
   Available for sale at fair value (amortized cost:  $268,468 and $212,793)                  271,018           211,828
   Held to maturity at amortized cost (fair value:  $89,794 and $38,020)                       88,782            38,173
Loans and leases, net [Note 7] (net of  reserves[Note 8]:  $8,024 and $9,917)                 473,435           495,025
Loans held for sale [Note 9]                                                                       --            25,587
Investments in unconsolidated entities                                                          1,226             1,985
Premises and equipment, net                                                                    28,567            26,038
Other assets                                                                                   18,341            20,218
                                                                                             --------          --------
       Total assets                                                                          $904,002          $851,380
                                                                                             ========          ========

Liabilities, Capital Securities and Shareholders' Equity
Liabilities:
     Deposits [Note 9]:
         Non-interest-bearing                                                                $ 83,538          $ 84,783
         Interest-bearing                                                                     548,084           544,740
     Short-term borrowings:
         Securities sold under agreement to repurchase                                         50,037                --
         Other short-term borrowings                                                              661               200
     Other liabilities                                                                         13,178            10,430
     Long-term debt:
         Federal Home Loan Bank advances                                                      120,500           117,000
         Other debt                                                                             1,314            20,368
     Subordinated debt                                                                          3,000             3,000
                                                                                             --------          --------
     Total liabilities                                                                        820,312           780,521
                                                                                             --------          --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation [Note 9]                 20,274            20,260
Commitments and contingencies [Note 11]
Shareholders' equity [Note 5]:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares authorized but            --                --
     unissued
     Common stock - $1 par value; 12,000,000 shares authorized: 7,043,000 and
            5,818,000 shares issued and outstanding; including treasury shares of 64,000 and 84,000 and unallocated shares held by the Employee
            Stock Ownership Plan of
            179,000 and 182,000                                                                 7,043             5,818
     Other common shareholders' equity, net                                                    54,730            45,466
     Net accumulated other comprehensive income (loss)                                          1,643              (685)
                                                                                             --------          --------
     Total shareholders' equity                                                                63,416            50,599
                                                                                             --------          --------
       Total liabilities, capital securities and shareholders' equity                        $904,002          $851,380
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.



Consolidated Interim Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

                                                                   For the Three Month Ended   For the Six Month Ended
                                                                            June 30,                   June 30,
                                                                        2002          2001          2002         2001
                                                                       ------        ------        ------       ------
Interest income:
   Loans and leases, including fees                                   $ 8,525        $12,208      $17,475      $24,883
   Mortgage-backed securities                                           4,285          3,835        7,655        7,112
   Investment securities                                                  628            639        1,234        1,629
   Other                                                                   36            224          122          580
                                                                      -------        -------      -------      -------
       Total interest income                                           13,474         16,906       26,486       34,204
                                                                      -------        -------      -------      -------

Interest expense:
   Deposits                                                             3,840          6,134        7,861       12,800
   Short-term borrowings                                                  308            696          411        1,343
   Long-term and subordinated debt                                      1,860          2,082        3,808        3,948
                                                                      -------        -------      -------      -------
       Total interest expense                                           6,008          8,912       12,080       18,091
                                                                      -------        -------      -------      -------

Net interest income                                                     7,466          7,994       14,406       16,113
Provision for loan and lease losses                                     1,000          3,554        2,439        4,601
                                                                      -------        -------      -------      -------
Net interest income after provision for loan and lease losses           6,466          4,440       11,967       11,512
                                                                      -------        -------      -------      -------

Non-interest income:
   Service charges on deposits                                            978            623        1,832        1,208
   Lease financing fees                                                    63            242          126          519
   Mutual fund, annuity and insurance commissions                         678            981        1,618        1,781
   Loan brokerage and advisory fees                                       302            365          575          588
   Private equity fund management fees                                     65            615          117        1,229
   Gain (loss) on sale of securities                                      352            (21)         352        1,237
   Gain (loss) on sale of loans and lease receivables                     215             (4)         347          298
   Gain on sale of investments in unconsolidated entities                  --             --           11           --
   Client warrant income (loss)                                            35              1        1,461       (1,958)
   Equity (loss) in unconsolidated entities                                 6           (551)         101         (578)
   Fees and other                                                         522          1,034        1,220        2,019
                                                                      -------        -------      -------      -------
       Total non-interest income                                        3,216          3,285        7,760        6,343
                                                                      -------        -------      -------      -------

Non-interest expense:
   Salaries and employee benefits                                       3,904          4,983        8,305        9,973
   Occupancy                                                              661            633        1,247        1,246
   Data processing                                                        230            276          487          491
   Furniture, fixtures and equipment                                      509            572        1,055        1,118
   Professional services                                                  641            915        1,219        1,730
   Capital securities expense                                             573            572        1,145        1,133
   Other                                                                1,822          1,874        3,810        3,654
                                                                      -------        -------      -------      -------
       Total non-interest expense                                       8,340          9,825       17,268       19,345
                                                                      -------        -------      -------      -------

Income (loss) before income taxes                                       1,342         (2,100)       2,459       (1,490)
Income tax expense (benefit)                                              435           (731)         802         (546)
                                                                      -------        -------      -------      -------
              Net income (loss)                                       $   907        $(1,369)     $ 1,657      $  (944)
                                                                      =======        =======      =======      ========

Basic earnings (loss) per common share                                 $  .13        $  (.24)     $   .25      $   (.17)
                                                                      =======        =======      =======      ========
Diluted earnings (loss) per common share                               $  .13        $  (.24)     $   .25      $   (.17)
                                                                      =======        =======      =======      ========
Dividends per common share                                             $   --        $   .06      $    --      $    .12
                                                                      =======        =======      =======      ========
Basic average common shares outstanding                             6,795,122      5,584,582    6,502,277     5,634,483
                                                                    =========      =========    =========     =========
Diluted average common shares outstanding                           6,962,428      5,715,918    6,656,226     5,773,018
                                                                    =========      =========    =========     =========

See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income (Unaudited)
(Dollars in thousands)
                                                                                                Net
                                                               Unearned                    Accumulated
                                                     Unearned Compensation                     Other                      Total
                                      Common Treasury  ESOP    Restricted Capital Retained Comprehensive Comprehensive Shareholders'
                                      Stock   Stock   Shares     Stock    Surplus Earnings  Income(Loss)  Income (Loss)   Equity
                                     -----------------------------------------------------------------------------------------------

For the six months ended June 30, 2002:
--------------------------------------
Balance at December 31, 2001         $5,818   $(628)  $(1,448)   $(107)  $44,029  $3,620     $ (685)                      $50,599
Issuance of stock under employee
 benefit plans (73,156 common shares;    73      --        26       30       296      --         --                           425
 3,328 ESOP shares)
Retirement of restricted stock awards
 (782 common shares)                     (1)     --        --        9        (8)     --         --                            --
Net income                               --      --        --       --        --   1,657         --         $1,657          1,657
Other comprehensive income,
  net of tax (a)                         --      --        --       --        --      --      2,328          2,328          2,328
                                                                                                            ------
Net comprehensive income                                                                                    $3,985
                                                                                                            ======
Sale of treasury stock
 (19,813 treasury shares)                --     145        --       --        38      --         --                           183
Issuance of stock under private
 placement (1,153,330 common shares)  1,153      --        --       --     7,071      --         --                         8,224
                                     ------   -----   -------    -----   -------  ------     ------                       -------
Balance at June 30, 2002             $7,043   $(483)  $(1,422)   $ (68)  $51,426  $5,277     $1,643                       $63,416
                                     ======   =====   =======    =====   =======  ======     ======                       =======


For the six  months ended June 30, 2001:
---------------------------------------
Balance at December 31, 2000         $5,814 $(1,245)   $   --     $(858)  $44,400  $3,848    $(1,799)                      $50,160
Issuance of stock under employee
 benefit plans (23,326 common shares)    23      --        --       196       131      --         --                         350
Retirement of restricted stock awards
 (1,042 common shares)                   (1)     --        --        12       (11)     --         --                          --
Net loss                                 --      --        --        --        --    (944)        --        $ (944)         (944)
Other comprehensive income,
 net of tax (a)                          --      --        --        --        --      --      1,847         1,847         1,847
                                                                                                            ------
Net comprehensive income                                                                                    $  903
                                                                                                            ======
Purchase of treasury stock
   (147,500 treasury shares)             --  (1,105)       --        --        --      --        --                       (1,105)
Shares acquired for ESOP (188,700        --   1,722    (1,500)       --        --    (222)                                    --
 shares)
Cash dividend declared                   --      --        --        --        --    (677)       --                         (677)
                                     ------  ------   -------     ------  -------  ------      ----                       ------
Balance at June 30, 2001             $5,836  $ (628)  $(1,500)    $(650)  $44,520  $2,005     $  48                       $49,631
                                     ======  ======   =======     =====   =======  ======     =====                       =======



(a)  For six months ended June 30,                                                 2002     2001
                                                                                   ----     ----
     Calculation of other comprehensive income, net of tax:
     Unrealized holding gains arising during the period, net of tax               $2,561   $2,663
     Less: Reclassification for gains included in net income, net of tax             233      816
                                                                                  ------    -----
  Other comprehensive income, net of tax                                          $2,328   $1,847
                                                                                  ======   ======

See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Cash Flows (Unaudited)
(Dollars in thousands)

For the six months ended June 30,                                                                            2002            2001
----------------------------------                                                                          ------          ------
Cash flows from operating activities:
   Net income (loss)                                                                                   $    1,657       $    (944)
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation, amortization, writedowns and impairment losses                                           1,505           1,322
     Provision for loan and lease losses                                                                    2,439           4,601
     Client warrant (income) loss                                                                          (1,461)          1,958
     Gain on sale of securities available for sale                                                           (352)         (1,237)
     Gain  on sale of loans and leases                                                                       (347)           (298)
     Gain on sale of investments in unconsolidated entities                                                   (11)             --
     Accretion of deferred loan and lease fees and expenses                                                  (686)         (1,250)
     Amortization of premiums/accretion of discounts and writedowns on securities                             850             441
     (Equity) loss in unconsolidated entities                                                                (101)            578
     Other, net                                                                                               108             257
   (Increase) decrease in other assets                                                                      3,993          (4,035)
   Increase (decrease) in other liabilities                                                                 2,196         (20,138)
                                                                                                        ---------        ---------
          Net cash flows provided by (used in) operating activities                                        9,790          (18,745)
                                                                                                        ---------        --------
Cash flows from investing activities:
   Capital expenditures                                                                                   (3,774)          (2,786)
   Purchases of investment and mortgage-backed securities available for sale                            (115,087)        (110,262)
   Purchases of investment and mortgage-backed securities held to maturity                               (52,394)            (714)
   Repayments on mortgage-backed securities available for sale                                            37,697           38,072
   Repayments on mortgage-backed securities held to maturity                                                 631               --
   Proceeds from sales, maturity and calls of investment and mortgage-backed securities
     available for sale                                                                                   22,694           32,474
   Proceeds from redemption and call of investment securities held to maturity                             1,150            5,099
   Proceeds from sale of investment in NewSeasons Assisted Living Communities
      Series B and C preferred stock                                                                          --            1,792
   Proceeds from sale of investments in unconsolidated entities                                               39               --
   Proceeds from sale of loans and leases                                                                 11,489           13,591
   Net cash paid in sale of TechBanc                                                                     (21,399)              --
   Proceeds from sale of AMIC division of Progress Reality Advisors, Inc.                                     --              500
   Investment in real estate owned                                                                          (257)            (762)
   Proceeds from sale of real estate owned                                                                    --            1,279
   Net (increase) decrease in loans and leases                                                             6,631          (34,680)
   Net (investments in) distributions from unconsolidated entities                                           832             (627)
   Other, net                                                                                                 26             (106)
                                                                                                       ---------        ---------
          Net cash flows used in investing activities                                                   (111,722)         (57,130)
                                                                                                       ---------        ---------
Cash flows from financing activities:
   Net increase (decrease) in demand, NOW and savings deposits                                            41,139           (3,102)
   Net increase in time deposits                                                                           7,204           18,409
   Net increase (decrease) in short-term borrowings                                                       31,444          (30,311)
   Proceeds from issuance of long-term debt                                                                3,500           45,500
   Repayment of long-term debt                                                                                --          (10,000)
   Dividends paid                                                                                             --             (677)
   Purchase of treasury shares                                                                                --           (1,105)
   Proceeds from sale of treasury shares                                                                     183               --
   Net proceeds from issuance of common stock under employee benefit plans                                   345              137
   Net proceeds from issuance of common stock in private placement                                         8,224               --
                                                                                                       ---------        ---------
          Net cash flows provided by financing activities                                                 92,039           18,851
                                                                                                       ---------        ---------
Net decrease in cash and cash equivalents                                                                 (9,893)         (57,024)
Cash and cash equivalents:
   Beginning of year                                                                                      32,526           84,997
                                                                                                       ---------        ---------
   End of period                                                                                       $  22,633        $  27,973
                                                                                                       =========        =========
Supplemental disclosures:
   Non-monetary transfers:
       Net conversion of loans receivable to real estate owned                                         $   2,705        $    --
                                                                                                       =========        ========
       Notes received in sale of investment in NewSeasons Assisted Living Communities
        Series B and C preferred stock                                                                 $      --        $  4,180
                                                                                                       =========        ========

See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


(1)  Basis of Presentation

     In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2002. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Capital Management, Inc., Progress Financial Resources, Inc. and KMR Management, Inc. All significant intercompany transactions have been eliminated.

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

     The Company adopted FAS 142 on January 1, 2002 at which time management reviewed the Company's existing goodwill of approximately $2.0 million, reclassified eligible intangible assets and ceased amortizing its goodwill. An existing customer-related intangible asset of $655,000 at the Equipment Leasing segment was reclassified out of goodwill. The remaining goodwill at the Banking and Other business segments was tested and no impairment loss was recognized. Goodwill amortization at the Banking and Other business segments of approximately $150,000, or $99,000 after tax, will not be recognized in 2002 due to the adoption of FAS 142. However, during the first quarter of 2002, there was a reduction in key personnel in the Company's Other segment resulting in an interim impairment loss of $27,000, or $18,000 after tax, based on the expected present value of future cash flows. Management reassessed the useful life of the Equipment Leasing segment customer-related intangible asset and adjusted its future amortization from a remaining twelve-year straight-line schedule to an accelerated schedule based on the remaining expected future cashflows. This schedule results in an amortization of 79% of the asset by the end of 2003. The difference between the schedules will result in additional amortization expense of approximately $124,000, or $82,000 after tax, during 2002.

     In April 2002, the FASB issued SFAS No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of FAS 145, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"("APB 30"). The Board noted that the application of the criteria in ABP 30 requiring the transactions to be both unusual in nature and infrequent in occurrence would seldom, if ever, require that gains and losses from extinguishment of debt be classified as extraordinary items. The provisions of FAS 145 related to the rescission of FAS 4 are required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 is required to be reclassified. FAS 145 also rescinds an amendment to FAS 4, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("FAS 64") and rescinds "Accounting for Intangible Assets of Motor Carriers" ("FAS 44"). FAS 145 makes technical corrections to existing pronouncements which are not substantive in nature. FAS 145 amends "Accounting for Leases" ("FAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of FAS 145 related to FAS 13 are effective for transactions occurring after May 15, 2002, with early application encouraged and all other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged.

     The Company is adopting FAS 145 as of June 30, 2002 and does not anticipate any material changes to its financial representation. In accordance with the rescission of FAS 4, the Company has reclassified an extraordinary loss on the extinguishment of debt previously reported in the results of operations for 2001. During December 2001, the Company used current cash on hand to prepay $10.0 million in long-term FHLB Advances scheduled to mature in 2003. The transaction was reported as a net extraordinary loss of $199,000 (loss of $301,000 gross of a tax benefit of $102,000) or $.03 loss per share. The transaction was part the Company's risk management strategy and does not meet the criteria for classification as an extraordinary item in APB 30. Therefore, for the restated results of operations for 2001, the loss of $301,000 on the extinguishment of debt has been reclassified to non-interest income and the $102,000 tax benefit has been reclassified to income tax expense.

(3)  Office of Thrift Supervision Directive

     During July 2001, the Company's Board of Directors approved a resolution to comply with the terms of a directive issued by the Office of Thrift Supervision ("OTS") that requires the Bank to (i) reduce its lending to early stage technology companies; (ii) increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance; and (iii) increase its valuation allowance and implement improved credit review and monitoring programs. In addition, the Company will not pay cash dividends on its capital stock until the Bank achieves the required capital levels and has implemented an acceptable capital plan. As such, the Company has suspended the quarterly cash dividend on its common stock and its stock repurchase program and has undertaken measures to achieve capital compliance as promptly as possible. The increased capital levels reflect the Bank's level of business lending, particularly in the technology sector, and continued economic concerns.

     On February 7, 2002 the OTS approved the Company's revised Capital Enhancement Plan and on June 25, 2002 the OTS agreed to extend the dates that the Bank must comply with the targeted ratio of classified assets to capital. As revised, the Bank's classified assets to capital ratio must not exceed 25% on September 30, 2002 and must not exceed 20% on March 31, 2003. At June 30, 2002, the Bank's classified assets to capital ratio was approximately 31.5%. The Bank is working aggressively to reduce the ratio and comply with the terms of the directive, however, there can be no assurance that the Bank will be in compliance with these requirements on such dates. Failure to comply with such ratios could result in the OTS taking further regulatory action. As of June 30, 2002 the Bank was in compliance with the revised terms of the OTS directive.

     The Company has achieved the required capital levels at the Bank and both the Company and the Bank are in full compliance with the OTS approved capital plan.

(4)  Subsequent Event

     On July 30, 2002, the Company reinstated its quarterly cash dividend on its common stock. The cash dividend of $.05 per share will be paid on August 23, 2002 to shareholders of record on August 9, 2002.

(5)  Shareholders' Equity

     Common Stock Offering and Repurchase Program
     --------------------------------------------

     On February 11, 2002, the Company closed a private placement offering of common stock to accredited investors of 1,153,330 common shares priced at $7.50 a share, totaling $8.6 million, resulting in net proceeds of approximately $8.3 million.

     Under the Company's 2000 stock repurchase program to repurchase up to 285,000 shares, or five percent, of its outstanding common stock, 149,800 shares were repurchased as of May 31, 2001. As discussed above, repurchases have been suspended since June 30, 2001. Future repurchases cannot take place without the approval of the OTS.

     Earnings per Share
     ------------------

     The following table presents a summary of per share data and amounts for the included periods.

                                                                          For the three months ended June 30,
      (Dollars in thousands, except per share data)
                                                                     2002                                  2001
                                                          --------------------------------    -----------------------------------
                                                                                 Per Share     Income                  Per Share
                                                          Income       Shares      Amount      (Loss)      Shares        Amount
                                                         --------     --------   ---------    -------     --------    -----------
      Basic Earnings Per Share:
         Income (loss) available to common shareholders  $  907      6,795,122     $ .13       $(1,369)    5,584,582     $(.24)
                                                                                   =====                                 =====
      Effect of Dilutive Securities:
         Options                                             --        167,306        --            --       131,336        --
                                                         ------      ---------     -----       -------     ---------
      Diluted Earnings Per Share:
      Income (loss) available to common shareholders
            and assumed conversions                      $  907      6,962,428     $ .13       $(1,369)    5,715,918     $(.24)
                                                         ======      =========     =====       =======     =========     =====

                                                                           For the six months ended June 30,
      (Dollars in thousands, except per share data)

                                                                     2002                                  2001
                                                          --------------------------------    -----------------------------------
                                                                                 Per Share     Income                  Per Share
                                                          Income       Shares      Amount      (Loss)      Shares        Amount
                                                         --------     --------   ---------    -------     --------    -----------
     Basic Earnings Per Share:
         Income (loss) available to common shareholders  $1,657      6,502,277     $ .25       $  (944)    5,634,483     $(.17)
                                                                                   =====                                 =====
      Effect of Dilutive Securities:
         Options                                             --        153,949        --            --       138,535        --
                                                         ------      ---------                 -------     ---------
      Diluted Earnings Per Share:
      Income (loss) available to common shareholders
            and assumed conversions                      $1,657      6,656,226     $ .25       $  (944)    5,773,018     $(.17)
                                                         ======      =========     =====       =======     =========     =====


     Capital Resources
     -----------------

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 specific capital categories were defined based on an institution's capital ratios. To be considered "well capitalized," an institution must generally have a tangible equity ratio of at least 2%, a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Under the OTS directive discussed above, the Bank was required to increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance.

     At June 30, 2002, the Bank's tangible equity ratio was 8.21%, Tier 1 leverage ratio was 8.23%, Tier 1 risk-based capital ratio was 13.97%, and total risk-based capital ratio was 15.22%. As of June 30, 2002, the Bank was classified as "well capitalized" and met the leverage capital and total risk-based capital ratios under the OTS directive.

(6) Investment and Mortgage-Backed Securities

     The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                    Gross         Gross
       (Dollars in thousands)                        Amortized    Unrealized    Unrealized     Estimated     Carrying
       At June  30, 2002                               Cost         Gains         Losses       Fair Value      Value
       -----------------                            -----------  ------------  ------------   ------------  -----------

       Available for Sale:
         Equity investments                         $  2,048       $  --          $  2       $  2,046      $  2,046
         U.S. Government Agencies                      1,996          29            --          2,025         2,025
         Bank deposits                                   441          --            --            441           441
         Corporate bonds                               1,923          --           473          1,450         1,450
         Mortgage-backed securities                  262,060        3,155          159        265,056       265,056
                                                    --------       ------         ----       --------      --------
            Total available for sale                $268,468       $3,184         $634       $271,018      $271,018
                                                    ========       ======         ====       ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  6,050       $   --         $ --       $  6,050      $  6,050
         U.S. Government Agencies                     17,414          186            3         17,597        17,414
         Municipal bonds                              20,448          489           52         20,885        20,448
         Mortgage-backed securities                   44,870          392           --         45,262        44,870
                                                    --------       ------         ----      ---------      --------
            Total held to maturity                  $ 88,782       $1,067         $ 55       $ 89,794      $ 88,782
                                                    ========       ======         ====       ========      ========

                                                                  Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized     Estimated       Carrying
       At December 31, 2001                           Cost        Gains         Losses       Fair Value        Value
       --------------------                       -----------  ------------   ----------    ------------    ----------
       Available for Sale:
         Equity investments                         $  1,923       $  --        $   --       $  1,923      $  1,923
         U.S. Government Agencies                      2,770           4            --          2,774         2,774
         Bank deposits                                   440          --            --            440           440
         Corporate bonds                               1,919          --           374          1,545         1,545
         Mortgage-backed securities                  205,741         806         1,401        205,146       205,146
                                                    --------       -----        ------       --------      --------
            Total available for sale                $212,793       $ 810        $1,775       $211,828      $211,828
                                                    ========       =====        ======       ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  6,500       $  --        $   --       $  6,500      $  6,500
         U.S. Government Agencies                     16,808          81           170         16,719        16,808
         Municipal bonds                              14,865         240           304         14,801        14,865
                                                    --------       -----        ------       --------      --------
            Total held to maturity                  $ 38,173       $ 321        $  474       $ 38,020      $ 38,173
                                                    ========       =====        ======       ========      ========

(7)  Loans and Leases, Net

     The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:


       (Dollars in thousands)                                June 30, 2002                  December 31, 2001
                                                             -------------                  -----------------
                                                          Amount          Percent         Amount          Percent
                                                          ------          -------         ------          -------
       Commercial business                               $ 91,675          19.04%        $123,546          24.47%
       Commercial real estate                             196,688          40.85          195,105          38.64
       Construction, net of loans in process               90,126          18.72           77,380          15.32
       Single family residential real estate               29,215           6.07           26,518           5.25
       Consumer loans                                      46,997           9.76           44,821           8.88
       Lease financing                                     30,564           6.35           43,342           8.58
       Unearned income                                    ( 3,806)          (.79)          (5,770)         (1.14)
                                                         --------         ------         --------         -------

          Total loans and leases                          481,459         100.00%         504,942         100.00%
                                                                          =======                         =======
         Allowance for loan and lease losses               (8,024)                         (9,917)
                                                         --------                        --------
              Net loans and leases                       $473,435                        $495,025
                                                         ========                        ========


NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(8)  Allowance for Loan and Lease Losses

     The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

       (Dollars in thousands)                                        For the Three Months             For the Six Months
                                                                        Ended June 30,                  Ended June 30,
                                                                    2002             2001            2002            2001
                                                                   ------           ------          ------          ------
       Balance beginning of period                                 $8,775          $7,708           $9,917          $7,407
       Charge-offs:
          Commercial business                                       1,565             311            2,866             537
          Commercial real estate                                       --               2              696              31
          Single family residential real estate                        --              --               --              10
          Consumer loans                                               --              21               --              21
          Lease financing                                             252             715              976           1,232
                                                                   ------          ------           ------          ------
               Total charge-offs                                    1,817           1,049            4,538           1,831
                                                                   ------          ------           ------          ------

       Recoveries:
          Commercial business                                          23               3               88               3
          Consumer loans                                                1              --                2               1
          Lease financing                                              42              93              116             128
                                                                   ------          ------           ------          ------
               Total recoveries                                        66              96              206             132
                                                                   ------          ------           ------          ------
       Net charge-offs                                              1,751             953            4,332           1,699
       Additions charged to operations                              1,000           3,554            2,439           4,601
                                                                   ------         -------           ------         -------
       Balance at end of period                                    $8,024         $10,309           $8,024         $10,309
                                                                   ======         =======           ======         =======

       Specific Valuation Allowance on Impaired Loans              $   96         $    33           $   96         $    33
                                                                   ======         =======            =========     =======

(9)  TechBanc Sale

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

(10) Capital Securities

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

(11) Commitments and Contingencies

     At June 30, 2002, the Company had $123.4 million in loan commitments to extend credit, including unused lines of credit, and $8.9 million in letters of credit outstanding.

(12) Segments

     The following table sets forth selected financial information by business segment for the periods indicated:

                                                                     Private        Insurance/
                                                     Equipment     Equity Fund       Wealth         Other
                                          Banking    Leasing(a)    Management(b)   Management(c)   Segments    Corporate    Total
       (Dollars in thousands)             -------    ----------    -------------   -------------   --------    ---------    -----
       Total Assets at:
              June 30, 2002               $870,805    $27,051         $  41           $ 503        $1,012        $4,590    $904,002
              December 31, 2001            803,588     37,351            10             678         1,175         8,578     851,380

       Revenues for:
           the three months ended
              June 30, 2002                  9,277        583            65             672           258          (173)     10,682
              June 30, 2001                  8,718        986           615             973           569          (582)     11,279
           the six months ended
              June 30, 2002                 18,961      1,166           117           1,606           458          (142)     22,166
              June 30, 2001                 18,086      2,189         1,229           1,763         1,155        (1,966)     22,456

       Income (loss) for:
           the three months ended
              June 30, 2002                 1,519           9            27             (51)           (1)         (596)        907
              June 30, 2001                  (683)        159            53              13             7          (918)     (1,369)
           the six months ended
              June 30, 2002                 2,971        (163)            2             (18)          (77)       (1,058)      1,657
              June 30, 2001                   953         328           115             (43)           68        (2,365)       (944)


(a) During the first quarter of 2002, management decided to stop originating leases due to a change in business climate and subsequently significantly reduced the staffing levels in the Equipment Leasing segment.
(b) At December 31, 2001, the Private Equity Fund Management segment exited the venture fund management business.
(c) Beginning the second quarter of 2002, new business generated through the Insurance/Wealth Management segment has been through an agency arrangement where the sales personnel are no longer employees of the Company.

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


                          CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact comprehensive income, are considered critical accounting policies. The Company recognizes the following as critical accounting policies: Allowance for Loan and Lease Losses, Goodwill and Other Intangible Asset Impairment, and Unrealized Gains and Losses on Debt Securities Held for Sale.

Allowance for Loan and Lease Losses: The Company maintains an allowance for loan and lease losses at a level management believes is sufficient to provide for known and inherent losses in the loan and lease portfolios at the Banking and Equipment Leasing segments. Risks within the loan and lease portfolio are analyzed on a continuous basis by the Company's officers, external independent loan and lease review consultants, and on a monthly basis by the Company's Board of Directors. Significant estimates are made by management in determining the allowance for loan and lease losses. Consideration is given to a variety of factors in establishing these estimates including current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. Since the allowance for loan and lease losses is dependent, to a great extent, on general and other conditions that may be beyond the Company's control, it is at least reasonably possible that the Company's estimates of the allowance for loan and lease losses could differ materially in the near term. Although management utilizes its best judgment in providing for loan and lease losses, there can be no assurance that the Company will not have to increase its provision for loan and lease losses in the future as a result of adverse market conditions, future increases in non-performing loans and leases, or for other reasons. Any such increase could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and the carrying value of its other non-performing assets. Such agencies may require the Company to recognize additions to its allowance for losses based on their judgments of information available to them at the time of their examination.

Goodwill and Other Intangible Asset Impairment: Quoted market prices are not typically available in evaluating the Company's goodwill and other intangible assets; therefore, the Company estimates the fair value of its goodwill and other intangible assets using the present value of estimated future cash flows. The Company's best estimate of the present value of cash flows may not necessarily equate to the market value of the underlying asset. Goodwill and other intangible assets are carried by the Banking, Equipment Leasing and Other segments.

Unrealized Gains and Losses on Debt Securities Held for Sale: The Company receives estimated fair values of debt securities from an independent valuation service and brokers. In developing these fair values, the valuation service and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services. Debt securities held for sale are carried at the Banking segment and are mostly comprised of mortgage-backed securities.

                              RESULTS OF OPERATIONS

The Company recognized net income of $907,000, or diluted earnings per share of $.13, for the three months ended June 30, 2002 compared to a net loss of $1.4 million, or a $.24 loss per diluted share, for the second quarter of 2001. Return on average shareholders' equity was 5.90% and return on average assets was .41% for the three months ended June 30, 2002 compared to losses of 10.57% and .61%, respectively, for the three months ended June 30, 2001.

Net income for the six months ended June 30, 2002 was $1.7 million, or diluted earnings per share of $.25 compared to a $944,000 loss, or a $.17 loss per diluted share, for the six months ended June 30, 2001. Return on average shareholders' equity was 5.63% and return on average assets was .38% for the six months ended June 30, 2002 compared to losses of 3.66% and .21%, respectively, for the six months ended June 30, 2001.

Net Interest Income

Tax-equivalent net interest income for the quarter ended June 30, 2002 increased $543,000, or 8% as compared to the first quarter of 2002 and decreased $518,000, or 6%, as compared to the second quarter of 2001. The net interest margin for the second quarter of 2002 was 3.62% compared to 3.53% for the first quarter of 2002 and 3.79% for the second quarter of 2001. Tax-equivalent net interest income for the six months ended June 30, 2002 decreased $1.7 million, or 10%, as compared to the same period in 2001. The net interest margin for the six months ended June 30, 2002 was 3.58% compared to 3.90% for the same period in 2001.

Average earning assets for the second quarter of 2002 were $841.9 million compared to $858.9 million for the second quarter of 2001 and $825.8 million for the six months ended June 30, 2002 compared to $844.3 million for the same period in 2001. The decline in earning assets during the three and six months ended June 30, 2002 from the comparable periods in 2001 was primarily due to lower commercial business loan volume as a result of the TechBanc sale which was partially offset with higher levels of investments in mortgage-backed securities. Tax-equivalent interest income for the second quarter of 2002 decreased $3.4 million, or 20%, over the same period in 2001 while interest expense decreased $2.9 million, or 33%, for the same period. Tax-equivalent interest income for the six months ended June 30, 2002 decreased $7.7 million, or 22%, over the same period in 2001 while interest expense decreased $6.0 million, or 33%, for the same period.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.0 million for the quarter ended June 30, 2002, compared to $3.6 million for the same period in 2001. The provision for loan and lease losses was $2.4 million for the six months ended June 30, 2002, compared to $4.6 million for the same period in 2001. The higher provision during 2001 reflected the reserve additions to address credit and economic concerns which have been reduced as a result of the sale of TechBanc loans to Comerica in January 2002.

At June 30, 2002, the allowance for loan and lease losses amounted to $8.0 million or 1.67% of total loans and leases and 91.83% of total non-performing loans and leases. At December 31, 2001, the allowance for loan and lease losses amounted to $9.9 million or 1.87% of total loans and leases and 106.28% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the quarter ended June 30, 2002 was $3.2 million as compared to $3.3 million for the same period in 2001. The quarter ended June 30, 2002 included a gain on sale of securities of $352,000 compared to a loss on sale of securities of $21,000 for the same quarter in 2001. Fee income for the quarter decreased $1.1 million primarily due to the decline in private equity fund management fees from the Company's subsidiary, Progress Capital Management, Inc. ("PCM") as the Company exited the venture fund management business at December 31, 2001, a reduction in consulting fees from the Company's subsidiary, KMR Management, Inc. ("KMR") and a decrease in mutual fund, annuity and insurance commissions from the Company's subsidiary, Progress Financial Resources, Inc. ("PFR"). Service charges on deposits amounted to $978,000 during the second quarter of 2002 compared to $623,000 for the comparable quarter in 2001. This 57% growth is primarily attributable to the new deposit products implemented during the first quarter of 2002. During the second quarter of 2001, loss in unconsolidated entities was $551,000, primarily relating to a loss on its investment in a venture capital fund, compared to equity of $6,000 during the second quarter of 2002.

Non-interest income for the six months ended June 30, 2002 was $7.8 million as compared to $6.3 million for the same period in 2001. The six months ended June 30, 2002 included income of $1.5 million from the sale of client warrants as compared to losses of $2.0 million from client warrants for the comparable period in 2001, due to the permanent impairment of equity securities received from warrants. Gain on sale of securities for the six months ended June 30, 2002 was $352,000 as compared to gain on sale of securities of $1.2 million for same period in 2001. Fee income for the six months ended June 30, 2002 decreased $1.8 million primarily due to the decline in private equity fund management fees from PCM as the Company exited the venture fund management business at December 31, 2001 and a reduction in consulting fees from KMR. Service charges on deposits for the six months ended June 30, 2002 increased $624,000 which was primarily attributable to the new deposit products implemented during the first quarter of 2002.

Non-interest Expense

Total non-interest expense was $8.3 million for the quarter ended June 30, 2002 compared to $9.8 million for the second quarter of 2001. Total non-interest expense was $17.3 million for the six months ended June 30, 2002 compared to $19.3 million for same period in 2001. Salaries and employee benefits decreased by $1.1 million and $1.7 million for the three and six months ended June 30, 2002 from the comparable periods in 2001, respectively, mainly due to the Company exiting the fund management business, lower staffing levels at Progress Leasing Company and lower commission expense for PFR. Professional services expenses decreased during the three and six months ended June 30, 2002 from the comparable periods in 2001 primarily due to a reduction in the business activities of KMR in 2002 and legal expenses related to loans to pre-profit companies during 2001.


                               FINANCIAL CONDITION

Total assets increased to $904.0 million at June 30, 2002 from $851.4 million at December 31, 2001. Loans and leases outstanding, including loans held for sale, totaled $481.5 million at June 30, 2002 compared to $530.5 million at December 31, 2001. This decrease was primarily due to the sale of TechBanc loans to Comerica totaling $25.6 million during January 2002, which were primarily commercial business loans, as well the Asset-Based Lending sale and payoffs of commercial business loans during the first quarter of 2002. Net increases in mortgage-backed securities were $104.8 million since year-end primarily due to $158.3 million in purchases partially offset by repayments of $38.3 million and sales of $17.9 million. Total deposits increased to $631.6 million at June 30, 2002 from $629.5 million at December 31, 2001 as a result of $48.3 million in deposit growth during the six months of 2002 partially offset by the sale of $46.2 million in deposits to Comerica in January 2002.

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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the six months ended June 30, 2002, the Company reinvested its working capital primarily by purchasing mortgage-backed securities to maintain its liquidity. For the six months ended June 30, 2002, cash was provided by operating activities primarily due to net increases in other liabilities related to trade-date accounting for purchases of mortgage-backed securities and net decreases in other assets. Cash was used in investing activities primarily due to the purchases of mortgage-backed securities partially offset by repayments on mortgage-backed securities. Cash was provided by financing activities primarily due to increases in deposits and short-term borrowings.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                           June 30,        December 31,        June 30,
(Dollars in thousands)                                                       2002              2001              2001
                                                                             ----              ----              ----

Loans and leases accounted for on a non-accrual basis                      $ 8,738           $ 9,331           $ 5,073
Other real estate owned, net of related reserves                             4,495             1,533             3,340
                                                                           -------           -------           -------
     Total non-performing assets                                            13,233            10,864             8,413
Accruing loans 90 or more days past due                                      1,766             1,125             2,473
                                                                           -------           -------           -------
     Total underperforming assets                                          $14,999           $11,989           $10,886
                                                                           =======           =======           =======

Non-performing  assets as a  percentage  of net loans and leases
     and other real estate owned                                              2.77%             2.08%             1.50%
                                                                           =======           =======           =======
Non-performing assets as a percentage of total assets                         1.46%             1.28%              .92%
                                                                           =======           =======           =======
Underperforming  assets as a percentage  of net loans and leases
     and other real estate owned                                              3.14%             2.30%             1.95%
                                                                           =======           =======           =======
Underperforming assets as a percentage of total assets                        1.66%             1.41%             1.19%
                                                                           =======           =======           =======

Allowance for loan and lease losses                                        $ 8,024           $ 9,917           $10,309
                                                                           =======           =======           =======

Ratio of allowance for loan and lease losses to
     non-performing loans and leases at end of period                        91.83%           106.28%           203.21%
                                                                           =======           =======           =======
Ratio of allowance for loan and lease losses to underperforming
     loans and leases at end of period                                       76.39%            94.85%           136.62%
                                                                           =======           =======           =======


Non-performing assets increased to $13.2 million at June 30, 2002 from $10.9 million at December 31, 2001 and from $8.4 million at June 30, 2001. The net increase in non-performing assets since December 31, 2001 was primarily due to a $2.7 million commercial property classified as other real estate owned. The $8.7 million of non-accrual loans at June 30, 2002 consisted of: $6.2 million of commercial business loans, of which $1.3 million are to pre-profit companies; $794,000 of lease financing; $840,000 of commercial mortgages; $421,000 of consumer loans; and $532,000 of single family residential mortgages.

Accruing loans 90 or more days past due increased from $1.1 million at December 31, 2001 to $1.8 million at June 30, 2002 primarily due to net increased delinquencies of commercial business loans partially offset by the payoff of a commercial mortgage loan. The $1.8 million of accruing loans 90 or more days past due at June 30, 2002 consisted of $1.8 million of commercial business loans, of which $1.7 million are to pre-profit companies, $7,000 of commercial mortgages, and $2,000 of consumer loans.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent accruing loans and leases at the dates indicated:

                                               June 30, 2002          December 31, 2001        June 30, 2001
                                               --------------         -----------------        -------------
(Dollars in thousands)                       Amount   Percent      Amount      Percent      Amount       Percent
                                             ------   -------      ------      -------      ------       -------

Delinquencies:
     30 to 59 days                           $2,396     .50%     $ 4,214       .80%        $5,035         .89%
     60 to 89 days                            1,571     .32        5,962      1.12            275         .05
     90 or more days                          1,766     .37        1,125       .21          2,473         .43
                                             ------    ----      -------      ----         ------        ----
     Total                                   $5,733    1.19%     $11,301      2.13%        $7,783        1.37%
                                             ======    =====     =======      ====         ======        ====

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7A, filed with the Securities and Exchange Commission on March 22, 2002. The market risk of the Company has not experienced any significant changes as of June 30, 2002 from the Annual Report on Form 10-K.


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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on Tuesday, April 23, 2002 for the following purposes:
1) To elect four directors for a three-year term and until their successors are elected and qualified;
2) To amend the 1996 Employee Stock Purchase Plan to authorize the issuance of an additional 200,000 shares of Common Stock pursuant to the plan;
3) To ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2002; and
4) To transact such other business as may properly come before the meeting or any adjournment thereof.


The first three proposals were adopted by the Company's shareholders and no other business was brought before the meeting under the fourth proposal. The following are the results of the shareholders' votes:
                                                                                                Abstained/         Broker
                                                                                                Authority           Non-
                                                                 For             Against         Withheld           Votes
                                                             ----------          -------        ----------         -------
1) Election of directors:
       G. Daniel Jones                                        4,858,429              --          202,699             --
       Paul M. LaNoce                                         4,970,052              --           91,076             --
       Kevin J. Silverang                                     4,849,152              --          211,976             --
       Stephen T. Zarrilli                                    4,856,270              --          204,858             --
2) Amend the 1996 Employee Stock Purchase Plan
    to authorize the issuance of an additional
    200,000 shares of Common Stock                            4,685,251           374,243          1,633          1,696,917
3) Proposal to ratify the appointment of
    PricewaterhouseCoopers L.L.P.                             5,051,457             6,603          3,069          1,696,915

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits

         10. Employment Agreement between Progress Financial Corporation, Progress Bank and W. Kirk Wycoff dated July 23, 2002.

         99.1   Certification of Chief Executive Officer

         99.2   Certification of Chief Financial Officer


     (b) Reports on Form 8-K

         1. On April 22, 2002, the Company filed a Current Report for April 22, 2002 announcing first quarter 2002 earnings and the distribution of an earnings package to analysts.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Progress Financial Corporation



         August 9, 2002              /s/ W. Kirk Wycoff
---------------------------          ------------------------------------------
             Date                    W. Kirk Wycoff, Chairman, President and
                                     Chief Executive Officer




         August 9, 2002              /s/ Michael B. High
---------------------------         -------------------------------------------
             Date                   Michael B. High, Chief Financial Officer
                                    and Chief Operating Officer

                                   EXHIBIT 10

                                    AGREEMENT

     AGREEMENT, dated this 23rd day of July 2002, between Progress Financial Corporation (the "Corporation"), a Delaware-chartered corporation, Progress Bank (the "Bank"), a federally chartered savings bank and a wholly-owned subsidiary of the Corporation, and W. Kirk Wycoff (the "Executive").

                                                     WITNESSETH

     WHEREAS, the Executive is presently an officer of the Corporation and the Bank (together the "Employers");

     WHEREAS, the Employers desire to be ensured of the Executive's continued active participation in the business of the Employers;

     WHEREAS, the Employers and the Executive have entered into an employment agreement dated March 1, 1997 (the "1997 Agreement");

     WHEREAS, the parties have previously agreed to certain amendments to the 1997 Agreement; and

     WHEREAS, the parties have determined it is in their best interests to amend and restate the 1997 Agreement to reflect the prior amendments;

     NOW THEREFORE, in consideration of the premises and the mutual agreements herein contained, the parties hereby agree as follows:

     1. Definitions. The following words and terms shall have the meanings set forth below for the purposes of this Agreement:

     (a) Average Annual Compensation. The Executive's "Average Annual Compensation" for purposes of this Agreement shall be deemed to mean the average level of compensation paid to the Executive by the Employers or any subsidiary thereof during the most recent five taxable years preceding the Date of Termination, including Base Salary and benefits and bonuses under any employee benefit plans of the Employers.

     (b) Base Salary. "Base Salary" shall have the meaning set forth in Section 3(a) hereof.

     (c) Cause. Termination of the Executive's employment for "Cause" shall mean termination because of personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order or material breach of any provision of this Agreement. For purposes of this paragraph, no act or failure to act on the Executive's part shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Employers.

     (d) Change in Control of the Corporation. "Change in Control of the Corporation" shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), or any successor thereto, whether or not any security of the Corporation is registered under the Exchange Act; provided that, without limitation, such a change in control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities; or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     (e) Code. "Code" shall mean the Internal Revenue Code of 1986, as amended.

     (f) Date of Termination. "Date of Termination" shall mean (i) if the Executive's employment is terminated by the Employers for Cause or for Disability, the date specified in the Notice of Termination, and (ii) if the Executive's employment is terminated for any other reason, the date on which a Notice of Termination is given or as specified in such Notice.

     (g) Disability. Termination by the Employers of the Executive's employment based on "Disability" shall mean termination because of death or because of any physical or mental impairment which qualifies the Executive for disability benefits under the applicable long-term disability plan maintained by the Employers or, if no such plan applies, which would qualify the Executive for disability benefits under the Federal Social Security System.

     (h) IRS. "IRS" shall mean the Internal Revenue Service.

     (i) Notice of Termination. Any purported termination of the Executive's employment by the Employers for any reason, including without limitation for Cause, Disability or Retirement, or by the Executive for any reason, shall be communicated by written "Notice of Termination" to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a dated notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, (iii) specifies a Date of Termination, which shall be not less than thirty (30) nor more than ninety (90) days after such Notice of Termination is given, except in the case of the Employers' termination of the Executive's employment for Cause, and (iv) is given in the manner specified in
Section 10 hereof.

     (j) Retirement. "Retirement" shall mean voluntary termination by the Executive in accordance with the Employers' retirement policies, including early retirement, generally applicable to the Employers' salaried employees.

     2. Term of Employment.

     (a) The Employers hereby employ the Executive as President and Chief Executive Officer of the Corporation and the Bank, and the Executive hereby accepts said employment and agrees to render such services to the Employers on the terms and conditions set forth in this Agreement. Unless extended as provided in this Section 2, the term of employment under this Agreement shall be for three years, commencing on the date of this Agreement. Prior to the first annual anniversary of the date of this Agreement and each annual anniversary thereafter, the Boards of Directors of the Employers shall consider, review (with appropriate corporate documentation thereof, and after taking into account all relevant factors, including the Executive's performance) and, if appropriate, explicitly approve a one-year extension of the remaining term of this Agreement. The term of this Agreement shall continue to extend each year if the Boards of Directors so approve such extension unless the Executive gives written notice to the Employers of the Executive's election not to extend the term, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If the Executive gives timely notice that the term will not be extended as of any annual anniversary date, or if the Employers fail to give written notice of their election to extend as of any annual anniversary date, then this Agreement shall terminate at the conclusion of its remaining term. References herein to the term of this Agreement shall refer both to the initial term and successive terms.

     (b) During the term of this Agreement, the Executive shall perform such executive services for the Employers as may be consistent with his titles and from time to time assigned to him by the Employers' Boards of Directors.

     3. Compensation and Benefits.

     (a) The Employers shall compensate and pay Executive for his services during the term of this Agreement at a minimum base salary of $500,000 per year commencing March 1, 2002, ("Base Salary"), which may be increased from time to time in such amounts as may be determined by the Boards of Directors of the Employers and may not be decreased without the Executive's express written consent. In addition to his Base Salary, the Executive shall be entitled to receive during the term of this Agreement such bonus payments as may be determined by the Boards of Directors of the Employers. In that regard, for the term of the Agreement, the Executive shall be entitled to participate in a bonus plan whereby he would be potentially entitled to receive a bonus potentially equal to a maximum of 50% of his Base Salary, subject to the accomplishment of certain goals established or to be established by the Boards of Directors of the Employers. In the event that it is determined by the Boards of Directors of the Employers that, with respect to any particular fiscal year during the term of the Agreement, the Executive is expending in excess of 10% of his time on matters primarily related to the business of the Corporation, the Corporation and the Bank will pay their respective pro rata portion of the Executive's compensation with respect to such fiscal year; otherwise, the Bank shall pay all of the Executive's compensation.

     (b) During the term of this Agreement, the Executive shall be entitled to participate in and receive the benefits of any pension or other retirement benefit plan, profit sharing, stock option, employee stock ownership, or other plans, benefits and privileges given to employees and executives of the Employers, to the extent commensurate with his then duties and responsibilities, as fixed by the Boards of Directors of the Employers, except that the bonus arrangement set forth in Section 3(a) hereof shall be provided to the Executive in lieu of any other bonus plan or arrangement given to other employees and executives of the Employers. The Employers shall not make any changes in such plans, benefits or privileges which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executive officers of the Employers and does not result in a proportionately greater adverse change in the rights of or benefits to the Executive as compared with any other executive officer of the Employers. Nothing paid to the Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to Section 3(a) hereof.

     (c) During the term of this Agreement, the Executive shall be entitled to an annual expense allowance (exclusive of standard health benefits available to employees) not to exceed 10.0% of his Base Salary.

     (d) During the term of this Agreement, the Executive shall be entitled to four (4) weeks of paid annual vacation in accordance with the policies as established from time to time by the Boards of Directors of the Employers. The Executive shall be entitled to receive any additional compensation from the Employers for failure to take a vacation and shall be able to accumulate unused vacation time from one year to the next.

     4. Expenses. The Employers shall reimburse the Executive or otherwise provide for or pay for all reasonable expenses incurred by the Executive in furtherance of, or in connection with the business of the Employers, including, but not by way of limitation, automobile (including costs of leasing, insurance, repairs, maintenance, and licensing) and traveling expenses, and all reasonable entertainment expenses (whether incurred at the Executive's residence, while traveling or otherwise), subject to such reasonable documentation and other limitations as may be established by the Boards of Directors of the Employers. If such expenses are paid in the first instance by the Executive, the Employers shall reimburse the Executive therefor.

     5. Termination.

     (a) The Employers shall have the right, at any time upon prior Notice of Termination, to terminate the Executive's employment hereunder for any reason, including without limitation termination for Cause, Disability or Retirement, and the Executive shall have the right, upon prior Notice of Termination, to terminate his employment hereunder for any reason.

     (b) In the event that (i) the Executive's employment is terminated by the Employers for Cause or Retirement or Disability, or (ii) the Executive terminates his employment hereunder other than in connection with a Change in Control of the Corporation, the Executive shall have no right pursuant to this Agreement to compensation or other benefits for any period after the applicable Date of Termination except as otherwise provided herein.

     (c) In the event that (i) the Executive's employment is terminated by the Employers for other than Cause, Retirement or Disability or (ii) such employment is terminated by the Executive (a) due to a material breach of this Agreement by the Employers, which breach has not been cured within fifteen (15) days after a written notice of non-compliance has been given by the Executive to the Employers, or (b) at the time of or in connection with a Change in Control of the Corporation, then the Employers or their successors shall, subject to the provisions of Section 6 hereof, if applicable, and regardless of whether or not the Executive is subsequently re-hired by the Employers or their successors,

     (A) pay to the Executive a cash severance amount equal to 2.99 times the Executive's Average Annual Compensation, with such amount to be paid at the Executive's election in either a lump sum within five business days of the Date of Termination or in thirty-six (36) equal monthly installments beginning with the first business day of the month following the Date of Termination, and

     (B) maintain and provide for a period ending at the earlier of (i) the expiration of the remaining term of employment pursuant hereto prior to the Notice of Termination or (ii) the date of the Executive's full-time employment by another employer (provided that the Executive is entitled under the terms of such employment to benefits substantially similar to those described in this subparagraph (B)), at no cost to the Executive, the Executive's continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which the Executive was entitled to participate immediately prior to the Date of Termination (other than stock option and restricted stock plans of the Employers), provided that in the event that the Executive's participation in any plan, program or arrangement as provided in this subparagraph (B) is barred, or during such period any such plan, program or arrangement is discontinued or the benefits thereunder are materially reduced, the Employers shall arrange to provide the Executive with benefits substantially similar to those which the Executive was entitled to receive under such plans, programs and arrangements immediately prior to the Date of Termination.

     (d) If a Change in Control of the Corporation occurs and the Executive's employment is not terminated at the time of or in connection with such Change in Control, but the Executive's employment is terminated subsequent to the Change in Control of the Corporation by either the Executive or the Employers (or their successors) for any reason other than Cause, Retirement or Disability, then the Employers or their successors shall, subject to the provisions of Section 6 hereof, pay to the Executive the cash severance amount set forth in Section 5(c)(A) hereof and provide the benefits set forth in Section 5(c)(B) hereof on a pro rata basis as set forth below. The amount of the cash severance set forth in Section 5(c)(A) hereof and the time period set forth in Section 5(c)(B) hereof shall each be reduced by a fraction, the numerator of which is the number of days the Executive was employed by the Employers or their successors subsequent to the date of the Change in Control of the Corporation, and the denominator of which is the total number of days remaining in the Executive's term of employment as of the date of the Change in Control of the Corporation.

     (e) In the event of the failure by the Employers to elect or to re-elect or to appoint or to re-appoint the Executive to the offices of President and Chief Executive Officer of the Corporation and the Bank or a material change made by the Employers in the Executive's functions, duties or responsibilities as President and Chief Executive Officer of the Corporation and President and Chief Executive Officer of the Bank without the Executive's express written consent, the Executive shall be entitled to terminate his employment hereunder and shall be entitled, subject to the provisions of Section 6 hereof, to the payments and benefits provided for in Section 5(c)(A) and (B).

     6. Limitation of Benefits under Certain Circumstances. If the payments and benefits pursuant to Section 5 hereof, either alone or together with other payments and benefits which the Executive has the right to receive from the Employers, would constitute a "parachute payment" under Section 280G of the Code, the payments and benefits pursuant to Section 5 hereof shall be reduced, in the manner determined by the Executive, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits under
Section 5 being non-deductible to either of the Employers pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code. The determination of any reduction in the payments and benefits to be made pursuant to Section 5 shall be based upon the opinion of independent tax counsel selected by the Employers' independent public accountants and paid by the Employers. Such counsel shall be reasonably acceptable to the Employers and the Executive; shall promptly prepare the foregoing opinion, but in no event later than thirty (30) days from the Date of Termination; and may use such actuaries as such counsel deems necessary or advisable for the purpose. In the event that the Employers and/or the Executive do not agree with the opinion of such counsel, (i) the Employers shall pay to the Executive the maximum amount of payments and benefits pursuant to Section 5, as selected by the Executive, which such opinion indicates that there is a high probability do not result in any of such payments and benefits being non-deductible to the Employers and subject to the imposition of the excise tax imposed under Section 4999 of the Code and (ii) the Employers may request, and the Executive shall have the right to demand that the Employers request, a ruling from the IRS as to whether the disputed payments and benefits pursuant to Section 5 hereof have such consequences. Any such request for a ruling from the IRS shall be promptly prepared and filed by the Employers, but in no event later than thirty (30) days from the date of the opinion of counsel referred to above, and shall be subject to the Executive's approval prior to filing, which shall not be unreasonably withheld. The Employers and the Executive agree to be bound by any ruling received from the IRS and to make appropriate payments to each other to reflect any such rulings, together with interest at the applicable federal rate provided for in Section 7872(f)(2) of the Code. Nothing contained herein shall result in a reduction of any payments or benefits to which the Executive may be entitled upon termination of employment under any circumstances other than as specified in this Section 6, or a reduction in the payments and benefits specified in Section 5 below zero.

     7. Mitigation; Exclusivity of Benefits.

     (a) Except as set forth in Section 5(c)(B) hereto, the Executive shall not be required to mitigate the amount of any benefits hereunder by seeking other employment or otherwise, nor shall the amount of any such benefits be reduced by any compensation earned by the Executive as a result of employment by another employer after the Date of Termination or otherwise.

     (b) The specific arrangements referred to herein are not intended to exclude any other benefits which may be available to the Executive upon a termination of employment with the Employers pursuant to employee benefit plans of the Employers or otherwise.

     8. Withholding. All payments required to be made by the Employers hereunder to the Executive shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Employers may reasonably determine should be withheld pursuant to any applicable law or regulation.

     9. Assignability. The Employers may assign this Agreement and its rights and obligations hereunder in whole, but not in part, to any corporation, bank or other entity with or into which the Employers may hereafter merge or consolidate or to which the Employers may transfer all or substantially all of its assets, if in any such case said corporation, bank or other entity shall by operation of law or expressly in writing assume all obligations of the Employers hereunder as fully as if it had been originally made a party hereto, but may not otherwise assign this Agreement or its rights and obligations hereunder. The Executive may not assign or transfer this Agreement or any rights or obligations hereunder.

     10. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

         To the Employers:          Progress Financial Corporation
                                    Progress Bank
                                    4 Sentry Parkway, Suite 230
                                    Blue Bell, Pennsylvania  19422

         To the Executive:          W. Kirk Wycoff
                                    875 Lantern Lane
                                    Blue Bell, Pennsylvania  19422

     11. Amendment; Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer or officers as may be specifically designated by the Boards of Directors of the Employers to sign on their behalf. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     12. Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise by the substantive laws of the Commonwealth of Pennsylvania.

     13. Nature of Obligations. Nothing contained herein shall create or require the Employers to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that the Executive acquires a right to receive benefits from the Employers hereunder, such right shall be no greater than the right of any unsecured general creditor of the Employers.

     14. Headings. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     15. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, which shall remain in full force and effect.

     16.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     17. Regulatory Actions. The following provisions shall be applicable to the parties to the extent that they are required to be included in employment agreements between a savings association and its employees pursuant to Section 563.39(b) of the Regulations Applicable to all Savings Associations, 12 C.F.R. ss.563.39(b), or any successor thereto, and shall be controlling in the event of a conflict with any other provision of this Agreement, including without limitation Section 5 hereof.

     (a) If the Executive is suspended from office and/or temporarily prohibited from participating in the conduct of the Employers' affairs pursuant to notice served under Section 8(e)(3) or Section 8(g)(1) of the Federal Deposit Insurance Act ("FDIA")(12 U.S.C. ss.ss.1818(e)(3) and 1818(g)(1)), the Employers'
obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Employers may, in their discretion: (i) pay the Executive all or part of the compensation withheld while its obligations under this Agreement were suspended, and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

     (b) If the Executive is removed from office and/or permanently prohibited from participating in the conduct of the Employers' affairs by an order issued under Section 8(e)(4) or

Section 8(g)(1) of the FDIA (12 U.S.C. ss.ss.1818(e)(4) and (g)(1)), all obligations of the Employers under this Agreement shall terminate as of the effective date of the order, but vested rights of the Executive and the Employers as of the date of termination shall not be affected.

     (c) If the Bank is in default, as defined in Section 3(x)(1) of the FDIA (12 U.S.C. ss.1813(x)(1)), all obligations under this Agreement shall terminate as of the date of default, but vested rights of the Executive and the Employers as of the date of termination shall not be affected.

     (d) All obligations under this Agreement shall be terminated pursuant to 12 C.F.R. ss.563.39(b)(5) (except to the extent that it is determined that continuation of the Agreement for the continued operation of the Employers is necessary): (i) by the Director of the Office of Thrift Supervision ("OTS"), or his/her designee, at the time the Federal Deposit Insurance Corporation ("FDIC") or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA (12 U.S.C. ss.1823(c)); or (ii) by the Director of the OTS, or his/her designee, at the time the Director or his/her designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director of the OTS to be in an unsafe or unsound condition, but vested rights of the Executive and the Employers as of the date of termination shall not be affected.

     18. Regulatory Prohibition. Notwithstanding any other provision of this Agreement to the contrary, any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with Section 18(k) of the FDIA (12 U.S.C.ss.1828(k)) and any regulations promulgated thereunder.

     IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.

Attest:                             PROGRESS FINANCIAL CORPORATION



 /s/ Eric J. Morgan                 By: /s/ Michael B. High
-------------------------               ----------------------------------------
                                        Michael B. High
                                        Chief Operating Officer and
                                        Chief Financial Officer



                                    By: /s/ William O. Daggett, Jr.
                                        ----------------------------------------
                                        William O. Daggett, Jr.
                                        Director

Attest:                             PROGRESS BANK



/s/ Eric J. Morgan                  By: /s/ Michael B. High
-------------------------               ----------------------------------------
                                        Michael B. High
                                        Chief Operating Officer and
                                        Chief Financial Officer



                                    By: /s/ William O. Daggett, Jr.
                                        ----------------------------------------
                                        William O. Daggett, Jr.
                                        Director

Attest:                             W. KIRK WYCOFF



/s/ Eric J. Morgan                  By: /s/ W. Kirk Wycoff
-------------------------               ----------------------------------------
                                        W. Kirk Wycoff, Individually

                                  Exhibit 99.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     The undersigned executive officer of Progress Financial Corporation (the "Registrant") hereby certifies that the Registrant's Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                  /s/ W. Kirk Wycoff
                                 ------------------------------------------
                                 Name: W. Kirk Wycoff
                                 Title: President and Chief Executive Officer

Date: August 9, 2002

                                  Exhibit 99.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     The undersigned executive officer of Progress Financial Corporation (the "Registrant") hereby certifies that the Registrant's Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



                                  /s/ Michael B. High
                                 -----------------------------------------------
                                 Name:  Michael B. High
                                 Title: Chief Operating Officer and
                                        Chief Financial Officer

Date: August 9, 2002