Form 10-Q
period 2002-09-30
PROGRESS FINANCIAL CORP
filed 2002-11-13
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($1.00 par value)                          6,821,474
  ------------------------------                --------------------------------
      Title of Each Class                       Number of Shares Outstanding as
                                                of October 31, 2002

                         Progress Financial Corporation
                                Table of Contents



                     PART I - Interim Financial Information

                                                                          Page

Item 1.  Interim Financial Statements (Unaudited)

         Consolidated Interim Statements of Financial Condition as of
         September 30, 2002 and December 31, 2001...........................3

         Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2002 and 2001..................4

         Consolidated Interim Statements of Changes in Shareholders'
         Equity and Comprehensive Income for the nine months ended
         September 30, 2002 and 2001........................................5

         Consolidated Interim Statements of Cash Flows for the
         nine months ended September 30, 2002 and 2001......................6

         Notes to Consolidated Interim Financial Statements.................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........20

Item 4.  Controls and Procedures...........................................20



                           PART II - Other Information


Item 1.  Legal Proceedings.................................................21

Item 2.  Changes in Securities.............................................21

Item 3.  Defaults upon Senior Securities...................................21

Item 4.  Submission of Matters to a Vote of Security Holders...............21

Item 5.  Other Information.................................................21

Item 6.  Exhibits and Reports on Form 8-K........ .........................21

         Signatures........................................................22

         Certifications....................................................23

PART I- INTERIM FINANCIAL INFORMATION

Item 1. Interim Financial Statements


Consolidated Interim Statements of Financial Condition (Unaudited)
(Dollars in thousands)                                                                     September 30,      December 31,
                                                                                              2002              2001
                                                                                          -------------      ------------
Assets
Cash and due from other financial institutions:
   Non-interest-earning                                                                      $ 20,434          $ 21,250
   Interest-earning                                                                             3,506            11,276
Investment and mortgage-backed securities [Note 6]:
   Available for sale at fair value (amortized cost:  $298,747 and $212,793)                  304,307           211,828
   Held to maturity at amortized cost (fair value:  $91,523 and $38,020)                       89,218            38,173
Loans and leases, net [Note 7] (net of  reserves[Note 8]:  $7,100 and $9,917)                 451,237           495,025
Loans held for sale [Note 9]                                                                       --            25,587
Investments in unconsolidated entities                                                          1,228             1,985
Premises and equipment, net                                                                    26,789            26,038
Other assets [Note 10]                                                                         30,976            20,218
                                                                                             --------          --------
       Total assets                                                                          $927,695          $851,380
                                                                                             ========          ========

Liabilities, Capital Securities and Shareholders' Equity
Liabilities:
     Deposits [Note 9]:
         Non-interest-bearing                                                                $ 74,261          $ 84,783
         Interest-bearing                                                                     588,721           544,740
     Short-term borrowings:
         Securities sold under agreement to repurchase                                         36,148                --
         Other short-term borrowings                                                              629               200
     Other liabilities                                                                         17,815            10,430
     Long-term debt:
         Federal Home Loan Bank advances                                                      120,500           117,000
         Other debt                                                                             1,285            20,368
     Subordinated debt                                                                          3,000             3,000
                                                                                             --------          --------
     Total liabilities                                                                        842,359           780,521
                                                                                             --------          --------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation [Note 11]                18,824            20,260
Commitments and contingencies [Note 12]
Shareholders' equity [Note 5]:
     Serial preferred stock - $.01 par value;1,000,000 shares authorized but unissued              --                --
     Junior participating preferred stock - $.01 par value; 1,010 shares authorized but            --                --
unissued
     Common stock - $1 par value; 12,000,000 shares authorized: 7,056,000 and 5,818,000 shares issued and outstanding; including treasury shares of 64,000 and
            84,000 and unallocated shares held by the Employee Stock Ownership Plan of
            176,000 and 182,000                                                                 7,056             5,818
     Other common shareholders' equity, net                                                    55,822            45,466
     Net accumulated other comprehensive income (loss)                                          3,634              (685)
                                                                                             --------          --------
     Total shareholders' equity                                                                66,512            50,599
                                                                                             --------          --------
       Total liabilities, capital securities and shareholders' equity                        $927,695          $851,380
                                                                                             ========          ========

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

                                                                       For the Three Months        For the Nine Months
                                                                        Ended September 30,        Ended September 30,
                                                                        2002          2001          2002         2001
                                                                        ----          ----          ----         ----
Interest income:
   Loans and leases, including fees                                   $ 8,250        $11,821      $25,725      $36,704
   Mortgage-backed securities                                           4,490          3,647       12,145       10,759
   Investment securities                                                  674            639        1,908        2,268
   Other                                                                   59            223          181          803
                                                                      -------        -------      -------      -------
       Total interest income                                           13,473         16,330       39,959       50,534
                                                                      -------        -------      -------      -------

Interest expense:
   Deposits                                                             4,011          5,715       11,872       18,515
   Short-term borrowings                                                  322            386          733        1,729
   Long-term and subordinated debt                                      1,772          2,134        5,580        6,082
                                                                      -------        -------      -------      -------
       Total interest expense                                           6,105          8,235       18,185       26,326
                                                                      -------        -------      -------      -------

Net interest income                                                     7,368          8,095       21,774       24,208
Provision for loan and lease losses                                       500          1,543        2,939        6,144
                                                                      -------        -------      -------      -------
Net interest income after provision for loan and lease losses           6,868          6,552       18,835       18,064
                                                                      -------        -------      -------      -------
Non-interest income:
   Service charges on deposits                                            916            640        2,748        1,848
   Lease financing fees                                                    50            231          176          750
   Mutual fund, annuity and insurance commissions                         478            313        2,096        2,094
   Loan brokerage and advisory fees                                        78            158          653          746
   Private equity fund management fees                                     65            614          182        1,843
   Gain on sale of securities                                              84          1,073          436        2,310
   Gain on sale of loans and lease receivables                            148            437          495          735
   Gain on sale of investments in unconsolidated entities                  --             --           11           --
   Gain on sale of real estate                                          1,570             --        1,570           --
   Client warrant income (loss)                                           466              1        1,927       (1,957)
   Equity (loss) in unconsolidated entities                                 1           (240)         102         (818)
   Fees and other                                                         495          1,025        1,715        3,044
                                                                      -------        -------      -------      -------
       Total non-interest income                                        4,351          4,252       12,111       10,595
                                                                      -------        -------      -------      -------
Non-interest expense:
   Salaries and employee benefits                                       3,906          4,225       12,211       14,198
   Occupancy                                                              720            647        1,967        1,893
   Data processing                                                        215            230          702          721
   Furniture, fixtures and equipment                                      511            528        1,566        1,646
   Professional services                                                  597            943        1,816        2,673
   Capital securities expense                                             548            573        1,693        1,706
   Other                                                                2,341          2,262        6,151        5,916
                                                                      -------        -------      -------      -------
       Total non-interest expense                                       8,838          9,408       26,106       28,753
                                                                      -------        -------      -------      -------

Income (loss) before income taxes                                       2,381          1,396        4,840          (94)
Income tax expense (benefit)                                            1,066            463        1,868          (83)
                                                                      -------        -------      -------      -------
              Net income (loss)                                       $ 1,315        $   933      $ 2,972      $   (11)
                                                                      =======        =======      =======      =======

Basic earnings per common share                                       $   .20        $   .17      $   .45      $   --
                                                                      =======        =======      =======      ======
Diluted earnings per common share                                     $   .19        $   .17      $   .44      $   --
                                                                      =======        =======      =======      ======
Dividends per common share                                            $   .05        $   --       $   .05      $   .12
                                                                      =======        =======      =======      ======
Basic average common shares outstanding                             6,815,956      5,584,133    6,607,985    5,617,516
                                                                    =========      =========    =========    =========
Diluted average common shares outstanding                           6,967,686      5,680,014    6,761,675    5,741,879
                                                                    =========      =========    =========    =========

See Notes to Consolidated Interim Financial Statements.


Consolidated   Interim  Statements  of  Changes  in  Shareholders'   Equity  and
Comprehensive Income (Unaudited) (Dollars in thousands)

                                                                                               Net
                                                                Unearned                    Accumulated
                                                     Unearned Compensation                    Other                       Total
                                     Common Treasury   ESOP    Restricted Capital Retained Comprehensive Comprehensive Shareholders'
                                     Stock   Stock    Shares     Stock    Surplus Earnings Income (Loss)  Income (Loss)   Equity
                                    -----------------------------------------------------------------------------------------------

For the nine months ended September 30, 2002:
---------------------------------------------

Balance at December 31, 2001         $5,818  $(628) $(1,448)   $(107)    $44,029  $3,620     $ (685)                     $50,599
Issuance of stock under employee
  benefit plans (86,829 common shares;   87     --       53       30         385      --         --                         555
  6,681 ESOP shares)
Retirement of restricted stock awards
  (1,694 common shares)                  (2)    --       --       20         (18)     --         --                          --
Net income                               --     --       --       --          --   2,972         --       $2,972          2,972
Other comprehensive income,
   net of tax (a)                        --     --       --       --          --      --      4,319        4,319          4,319
                                                                                                          ------
Net comprehensive income                                                                                  $7,291
                                                                                                          ======
Sale of treasury stock (19,813 treasury  --    144       --       --          39      --         --                         183
shares)
Issuance of stock under private
placement (1,153,330 common shares)   1,153     --       --       --       7,071      --         --         --            8,224
Cash dividend declared                   --     --       --       --          --    (340)        --                        (340)
                                     ------  -----  -------    -----     -------  ------     ------                     -------
Balance at September 30, 2002        $7,056  $(484) $(1,395)   $ (57)    $51,506  $6,252     $3,634                     $66,512
                                     ======  =====  =======    =====     =======  ======     ======                     =======



For the nine  months ended September 30, 2001:
----------------------------------------------

Balance at December 31, 2000         $5,814 $(1,245)  $  --    $(858)    $44,400 $3,848     $(1,799)                   $50,160
Issuance of stock under employee
  benefit plans (44,309 common shares)   44      --      --      197         252     --          --                        493
Retirement of restricted stock awards
  (1,042 common shares)                  (1)     --      --       12         (11)    --          --                         --
Net loss                                 --      --      --       --          --    (11)         --     $  (11)            (11)
Other comprehensive income,
   net of tax (a)                        --      --      --       --          --     --       3,647      3,647            3,647
                                                                                                        ------
Net comprehensive income                                                                                $3,636
                                                                                                        ======
Purchase of treasury stock
   (147,500 treasury shares)             --  (1,105)     --       --          --      --         --                      (1,105)
Shares acquired for ESOP (188,700        --   1,722  (1,500)      --          --    (222)                                   --
shares)
Cash dividend declared                   --      --      --       --          --    (677)        --                        (677)
                                     ------  ------ -------    -----     -------  ------    -------                     -------
Balance at September 30, 2001        $5,857  $ (628)$(1,500)   $(649)    $44,641  $2,938    $ 1,848                     $52,507
                                     ======  ====== =======    =====     =======  ======    =======                     =======




(a) For nine months ended September 30,                                         2002     2001
                                                                                ----     ----
    Calculation of other comprehensive income, net of tax:
    Unrealized holding gains arising during the period, net of tax             $4,607   $5,172
    Less: Reclassification for gains included in net income, net of tax           288    1,525
                                                                               ------   ------
  Other comprehensive income, net of tax                                       $4,319   $3,647
                                                                               ======   ======

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Cash Flows (Unaudited)
(Dollars in thousands)

For the nine months ended September 30,                                                                      2002            2001
                                                                                                            ------          ------
Cash flows from operating activities:
   Net income (loss)                                                                                      $ 2,972         $  (11)
   Add (deduct) items not affecting cash flows from operating activities:
     Depreciation, amortization, writedowns and impairment losses                                           2,760           1,955
     Provision for loan and lease losses                                                                    2,939           6,144
     Gain on sale of securities available for sale                                                           (436)         (2,310)
     Gain on sale of loans and leases                                                                        (495)           (735)
     Gain on sale of investments in unconsolidated entities                                                   (11)             --
     Gain on sale of real estate                                                                           (1,570)             --
     Client warrant (income) loss                                                                          (1,927)          1,957
     (Equity) loss in unconsolidated entities                                                                (102)            818
     Accretion of deferred loan and lease fees and expenses                                                  (948)         (1,717)
     Amortization of premiums/accretion of discounts and writedowns on securities                           1,268             801
     Other, net                                                                                               156             (51)
   Increase in other assets                                                                               (12,888)        (16,132)
   Increase (decrease) in other liabilities                                                                 5,133         (20,010)
                                                                                                          -------        --------
          Net cash flows used in operating activities                                                      (3,149)        (29,291)
                                                                                                          -------        --------
Cash flows from investing activities:
   Capital expenditures                                                                                   (4,117)          (3,728)
   Purchases of investment and mortgage-backed securities available for sale                            (197,168)        (136,412)
   Purchases of investment and mortgage-backed securities held to maturity                               (68,605)          (1,005)
   Repayments on mortgage-backed securities available for sale                                            58,699           64,774
   Repayments on mortgage-backed securities held to maturity                                               2,035               --
   Proceeds from sales, maturity and calls of investment and mortgage-backed securities
     available for sale                                                                                   53,654           84,219
   Proceeds from redemption and calls of investment securities held to maturity                           15,499            5,099
   Proceeds from sale of investment in NewSeasons Assisted Living Communities
      Series B and C preferred stock                                                                          --            1,792
   Proceeds from sale of investments in unconsolidated entities                                               39               --
   Proceeds from sale of loans and leases                                                                 14,650           21,183
   Net cash paid in sale of TechBanc                                                                     (21,399)              --
   Proceeds from sale of AMIC division of Progress Reality Advisors, Inc.                                     --              500
   Investment in real estate owned                                                                          (510)          (1,098)
     Proceeds from sale of real estate                                                                     8,259            3,743
   Net (increase) decrease in loans and leases                                                            25,017          (25,710)
   Net (investments in) distributions from unconsolidated entities                                           831             (627)
   Other, net                                                                                                (84)            (231)
                                                                                                       ---------          -------
          Net cash flows provided by (used in) investing activities                                     (113,200)          12,499
                                                                                                       ---------          -------
Cash flows from financing activities:
   Net increase in demand, NOW and savings deposits                                                       33,367               28
   Net increase in time deposits                                                                          46,355           12,154
   Net increase (decrease) in short-term borrowings                                                       17,494          (68,713)
   Proceeds from issuance of long-term debt                                                                3,500           45,500
   Repayment of long-term debt                                                                                --          (10,000)
   Extinguishment of capital securities                                                                   (1,454)              --
   Dividends paid                                                                                           (340)            (677)
   Purchase of treasury shares                                                                                --           (1,105)
   Proceeds from sale of treasury shares                                                                     183               --
   Net proceeds from issuance of common stock under employee benefit plans                                   441              279
   Net proceeds from issuance of common stock in private placement                                         8,224               --
   Other, net                                                                                                 (7)              --
                                                                                                        --------          -------
          Net cash flows provided by (used in) financing activities                                      107,763          (22,534)
                                                                                                        --------          -------
Net decrease in cash and cash equivalents                                                                 (8,586)         (39,326)
Cash and cash equivalents:
   Beginning of year                                                                                      32,526           84,997
                                                                                                        --------          -------
   End of period                                                                                        $ 23,940          $45,671
                                                                                                        ========          =======
Supplemental disclosures:
   Non-monetary transfers:
       Net conversion of loans receivable to real estate owned                                          $  3,326          $    --
                                                                                                        ========          =======
       Notes received in sale of investment in NewSeasons Assisted Living Communities Series
          B and C preferred stock                                                                       $     --          $ 4,180
                                                                                                        ========          =======
See Notes to Consolidated Interim Financial Statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


(1)  Basis of Presentation

     In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2002. The Company's principal subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Capital Management, Inc., Progress Financial Resources, Inc. and KMR Management, Inc. All significant intercompany transactions have been eliminated.

(2)  Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4") which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of FAS 145, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). The Board noted that the application of the criteria in ABP 30 requiring the transactions to be both unusual in nature and infrequent in occurrence would seldom, if ever, require that gains and losses from extinguishment of debt be classified as extraordinary items. The provisions of FAS 145 related to the rescission of FAS 4 are required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 is required to be reclassified. FAS 145 also rescinds an amendment to FAS 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." FAS 145 makes technical corrections to existing pronouncements which are not substantive in nature. FAS 145 amends SFAS No. 13, "Accounting for Leases" ("FAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of FAS 145 related to FAS 13 are effective for transactions occurring after May 15, 2002, with early application encouraged and all other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged.

     The Company adopted FAS 145 as of June 30, 2002 and has not experienced any material changes to its financial representation. In accordance with the rescission of FAS 4, the Company has reclassified an extraordinary loss on the extinguishment of debt previously reported in the results of operations for 2001. During December 2001, the Company used current cash on hand to prepay $10.0 million in long-term FHLB Advances scheduled to mature in 2003. The transaction was reported as a net extraordinary loss of $199,000 (loss of $301,000 gross of a tax benefit of $102,000) or $.03 loss per share. The transaction was part the Company's risk management strategy and does not meet the criteria for classification as an extraordinary item in APB 30. Therefore, for the restated results of operations for 2001, the loss of $301,000 on the extinguishment of debt has been reclassified to non-interest income and the $102,000 tax benefit has been reclassified to income tax expense.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by FAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. FAS 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not anticipate any material changes to its financial representation as a result of adopting FAS 146.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("FAS 147"). FAS 147 removes acquisitions of financial institutions, except transactions between two or more mutual enterprises, from the scopes of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions" and FASB Interpretations No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS 142 "Goodwill and other Intangible Assets." FAS 147 amends FAS 144 to include within its scope long-term customer-relationship intangibles of financial institutions. FAS 147 is effective for acquisitions occurring on or after October 1, 2002, and for all other provisions on October 1, 2002 with earlier application permitted. The Company does not anticipate any changes to its financial representation as a result of adopting FAS 147.

(3)  Office of Thrift Supervision Directive

     During July 2001, the Company's Board of Directors approved a resolution to comply with the terms of a directive issued by the Office of Thrift Supervision ("OTS") that requires the Bank to (i) reduce its lending to early stage technology companies; (ii) increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance; and (iii) increase its valuation allowance and implement improved credit review and monitoring programs. In addition, the Company could not pay cash dividends on its capital stock until the Bank achieved the required capital levels and had implemented an acceptable capital plan. As such, the Company had suspended the quarterly cash dividend on its common stock and its stock repurchase program and had undertaken measures to achieve capital compliance as promptly as possible. The increased capital levels reflect the Bank's level of business lending, particularly in the technology sector, and continued economic concerns. On July 30, 2002, the Company reinstated its quarterly cash dividend on its common stock.

     On February 7, 2002 the OTS approved the Company's revised Capital Enhancement Plan and on June 25, 2002 the OTS agreed to extend the dates that the Bank must comply with the targeted ratio of classified assets to capital. As revised, the Bank's classified assets to capital ratio must not exceed 25% on September 30, 2002 and must not exceed 20% on March 31, 2003. At September 30, 2002, the Bank's classified assets to capital ratio was approximately 17.8%. The Bank worked aggressively to reduce the ratio and comply with the terms of the directive. As of September 30, 2002, the Bank was in compliance with the revised terms of the OTS directive. The Company has achieved the required capital levels at the Bank and both the Company and the Bank are in full compliance with the OTS approved capital plan.

(4)  Subsequent Events

     On October 23, 2002, the OTS released the Company and Progress Bank from the Supervisory Directive and the Individual Minimum Capital Directive.

     On October 23, 2002, the Company reinstated its stock repurchase program for the repurchase of up to 200,000 shares, or three percent, of the Company's outstanding common stock. The Company had previously suspended its repurchase program since June 30, 2001 as a result of the OTS directive.

     On October 23, 2002, the Company announced the declaration its quarterly cash dividend on its common stock. The cash dividend of $.05 per share will be paid on November 8, 2002 to shareholders of record on October 31, 2002.

     On October 25, 2002, the Company extinguished $2.8 million of its 10.5%capital securities and recognized a gain of $13,000.

     On November 8, 2002, the Company issued $10.0 million of variable rate, currently 4.96% (three-month LIBOR plus 3.35%, capped at 12% until November 15, 2007), capital securities due November 8, 2032 (the "Capital Securities"). The Capital Securities were issued by the Company's subsidiary, Progress Capital Trust III (the "Trust III"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust III (the "Common Securities"). The Trust III issued $10.0 million of variable rate Capital Securities (and together with the Common Securities, the "Trust III Securities"), the proceeds from which were used by the Trust III along with the Company's $310,000 capital contribution for the Common Securities, to acquire $10.3 million aggregate principal amount of the Company's variable rate Junior Subordinated Deferrable Interest Debentures due November 8, 2032 (the "Debentures"), which constitute the sole assets of the Trust III. The Company has, through the Declaration of Trust establishing the Trust III, Common Securities and Capital Securities Guarantee Agreements, the
     Debentures and a related Indenture, taken together, irrevocably and unconditionally guaranteed all of the Trust III's obligations under the Trust III Securities.


(5)  Shareholders' Equity

     Common Stock Offering and Repurchase Program
     --------------------------------------------

     On February 11, 2002, the Company closed a private placement offering of common stock to accredited investors of 1,153,330 common shares priced at $7.50 a share, totaling $8.6 million, resulting in net proceeds of approximately $8.2 million.

     Under the Company's 2000 stock repurchase program to repurchase up to 285,000 shares, or five percent, of its outstanding common stock, 149,800 shares were repurchased as of May 31, 2001. As discussed above, repurchases had been suspended since June 30, 2001.

     Earnings per Share
     ------------------

     The following table presents a summary of per share data and amounts for the included periods.

                                                                       For the three months ended September 30,
    (Dollars in thousands, except per share data)                       2002                                2001
                                                          -------------------------------    ----------------------------------
                                                                                Per Share                            Per Share
                                                           Income      Shares     Amount     Income       Shares       Amount
                                                           ------      ------   ---------    ------       ------     ---------
      Basic Earnings Per Share:
         Income available to common shareholders          $1,315      6,815,956   $ .20       $933       5,584,133    $ .17
                                                                                  =====                               =====
      Effect of Dilutive Securities:
         Options                                              --        151,730      --         --          95,881       --
                                                          ------      ---------               ----       ---------
      Diluted Earnings Per Share:
      Income available to common shareholders
            and assumed conversions                       $1,315      6,967,686   $ .19       $933      5,680,014     $ .17
                                                          ======      =========   =====       ====      =========     =====

                                                                        For the nine months ended September 30,
   (Dollars in thousands, except per share data)                       2002                                2001
                                                          -------------------------------    ----------------------------------
                                                                                Per Share                            Per Share
                                                           Income      Shares     Amount     Income       Shares       Amount
                                                           ------      ------   ---------    ------       ------     ---------
      Basic Earnings Per Share:
         Income (loss) available to common shareholders   $2,972     6,607,985    $ .45      $(11)       5,617,516      $--
                                                                                  =====
      Effect of Dilutive Securities:
         Options                                              --        53,690       --        --          124,363       --
                                                          ------     ---------               ----        ---------      ===
      Diluted Earnings Per Share:
      Income (loss) available to common shareholders
            and assumed conversions                       $2,972     6,761,675    $ .44      $(11)       5,741,879      $--
                                                          ======     =========    =====      ====        =========      ===

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

     At September 30, 2002, the Bank's tangible equity ratio was 8.29%, Tier 1 leverage ratio was 8.31%, Tier 1 risk-based capital ratio was 14.76%, and total risk-based capital ratio was 16.01%. As of September 30, 2002, the Bank was classified as "well capitalized" and met the leverage capital and total risk-based capital ratios under the OTS directive.

(6)  Investment and Mortgage-Backed Securities

     The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                   Gross         Gross
       (Dollars in thousands)                       Amortized   Unrealized     Unrealized    Estimated      Carrying
       At September 30, 2002                           Cost        Gains         Losses      Fair Value      Value
       ---------------------                        ---------   ----------     ----------    ----------     --------
       Available for Sale:
         Equity investments                         $  1,928      $   --          $  2       $  1,926      $  1,926
         U.S. Government Agencies                      1,997          22            --          2,019         2,019
         Bank deposits                                   163          --            --            163           163
         Corporate bonds                               1,925          --           614          1,311         1,311
         Mortgage-backed securities                  292,734       6,156             2        298,888       298,888
                                                    --------      ------          ----       --------      --------
            Total available for sale                $298,747      $6,178          $618       $304,307      $304,307
                                                    ========      ======          ====       ========      ========
       Held to Maturity:
         Federal Home Loan Bank Stock               $  6,050      $   --          $ --       $  6,050      $  6,050
         U.S. Government Agencies                      3,272          31            --          3,303         3,272
         Municipal bonds                              20,456         978            --         21,434        20,456
         Mortgage-backed securities                   59,440       1,296            --         60,736        59,440
                                                    --------      ------          ----       --------      --------
            Total held to maturity                  $ 89,218      $2,305          $ --       $ 91,523      $ 89,218
                                                    ========      ======          ====       ========      ========

                                                                   Gross         Gross
       (Dollars in thousands)                      Amortized    Unrealized    Unrealized    Estimated     Carrying
       At December 31, 2001                           Cost         Gains        Losses      Fair Value      Value
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
                                                    ========        ====        ======       ========      ========

(7)  Loans and Leases, Net

     The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

       (Dollars in thousands)                               September 30, 2002               December 31, 2001
                                                            ------------------               -----------------
                                                          Amount          Percent          Amount         Percent
                                                          ------          -------          ------         -------
       Commercial business                               $ 83,135          18.14%        $123,546          24.47%
       Commercial real estate                             195,995          42.76          195,105          38.64
       Construction, net of loans in process               81,800          17.85           77,380          15.32
       Single family residential real estate               27,680           6.04           26,518           5.25
       Consumer loans                                      47,975          10.47           44,821           8.88
       Lease financing                                     24,710           5.39           43,342           8.58
       Unearned income                                     (2,958)          (.65)          (5,770)         (1.14)
                                                         --------         ------         --------         ------
          Total loans and leases                          458,337         100.00%         504,942         100.00%
                                                                          ======                          ======
         Allowance for loan and lease losses               (7,100)                         (9,917)
                                                         --------                        --------
              Net loans and leases                       $451,237                        $495,025
                                                         ========                        ========

(8)  Allowance for Loan and Lease Losses

     The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

       (Dollars in thousands)                                       For the Three Months             For the Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                                     2002           2001             2002            2001
                                                                    ------         ------           ------          ------
       Balance beginning of period                                 $8,024         $10,309           $9,917         $ 7,407
       Charge-offs:
          Commercial business                                       1,183             800            4,049           1,337
          Commercial real estate                                       61              11              757              42
          Single family residential real estate                        --              --               --              10
          Consumer loans                                               12              --               12              21
          Lease financing                                             571             533            1,547           1,765
                                                                   ------         -------           ------         -------
               Total charge-offs                                    1,827           1,344            6,365           3,175
                                                                   ------         -------           ------         -------
       Recoveries:
          Commercial business                                         282               7              370              10
          Single family residential real estate                        --              11               --              11
          Consumer loans                                                1               2                3               3
          Lease financing                                             120              32              236             160
                                                                   ------         -------           ------         -------
               Total recoveries                                       403              52              609             184
                                                                   ------         -------           ------         -------
       Net charge-offs                                              1,424           1,292            5,756           2,991
       Additions charged to operations                                500           1,543            2,939           6,144
                                                                   ------         -------           ------         -------
       Balance at end of period                                    $7,100         $10,560           $7,100         $10,560
                                                                   ======         =======           ======         =======

       Specific Valuation Allowance on Impaired Loans              $  314         $   456           $  314         $   456
                                                                   ======         =======           ======         =======

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

(10) Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 addresses the financial accounting and requires new reporting disclosures for acquired goodwill and other intangible assets, but not those acquired in a business combination, and for goodwill and other intangible assets after they have been initially recognized in the financial statements. Goodwill will not be amortized; it will be annually tested for impairment using specific guidance under FAS
     142. Other intangible assets that have indefinite useful lives will not be amortized; they will also be annually tested for impairment using specific guidance under FAS 142. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, or the best estimate of their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001; however, goodwill and other intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions.

     The Company adopted FAS 142 on January 1, 2002 at which time management reviewed the Company's existing goodwill of approximately $2.0 million, reclassified eligible intangible assets and ceased amortizing its goodwill. An existing customer-related intangible asset of $655,000 at the Equipment Leasing segment was reclassified out of goodwill. The remaining goodwill at the Banking and Other business segments was tested and no impairment loss was recognized. Goodwill amortization at the Banking and Other business segments of approximately $150,000, or $139,000 after tax, will not be recognized in 2002 due to the adoption of FAS 142. However, during the first quarter of 2002, there was a reduction in key personnel in the Company's Other segment resulting in an interim non-tax-deductible impairment loss of $27,000 based on the expected present value of future cash flows. The Company performed its annual valuation on the goodwill held at its Other segment which resulted in a non-tax-deductible impairment loss of $547,000 during the third quarter of 2002. Management reassessed the useful life of the Equipment Leasing segment customer-related intangible asset and adjusted its future amortization from a remaining twelve-year straight-line schedule to an accelerated schedule based on the remaining expected future cashflows. This schedule results in an amortization of 79% of the asset by the end of 2003. The difference between the schedules will result in additional non-tax-deductible amortization expense of approximately $273,000 during 2002.

     Changes in the carrying amounts of goodwill related to each business segment for the nine months ended September 30, 2002 are presented below:

       (Dollars in thousands)                                Banking     Other Segments         Total Goodwill
                                                             -------     --------------         --------------
       Balance, January 1, 2002                               $468           $ 851                   $1,319
       Impairment losses recognized                             --            (574)                    (574)
                                                              ----           -----                   ------
       Balance at September 30, 2002                          $468           $ 277                   $  745
                                                              ====           =====                   ======

     The gross carrying amount, accumulated amortization and net carrying amount
     for  each  of  the  Company's  identified   intangible  assets  subject  to
     amortization is presented below:

       (Dollars in thousands)                  September 30, 2002                       December 31, 2001
                                        ------------------------------------    ------------------------------------
                                         Gross                         Net       Gross                        Net
                                        Carrying    Accumulated     Carrying    Carrying     Accumulated    Carrying
                                         Amount    Amortization      Amount      Amount      Amortization    Amount
                                        --------   ------------     --------    --------     ------------   ---------
       Customer-related intangible       $  823       $(414)          $409       $  823         $(168)        $655
       Servicing rights                     414        (129)           285          331           (85)         246
                                         ------       -----           ----       ------         -----         ----
       Total                             $1,237       $(543)          $694       $1,154         $(253)        $901
                                         ======       =====           ====       ======         =====         ====

     The estimated amortization expense on the Company's identified intangible assets for each of the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $390,000, $263,000, $144,000, $75,000 and $49,000, respectively.

     The following table summarizes the effects of adopting FAS 142 on net income and earnings per share for the periods indicated:

                                                                          For the Three Months    For the Nine Months
       (Dollars in thousands, except per share data)                       Ended September 30,     Ended September 30,
                                                                             2002        2001        2002        2001
                                                                            -----       ------      ------      ------
       Reported net income                                                  $1,315       $933       $2,972       $(11)
       Add back: Goodwill amortization, net                                     --         43           --        131
       Add back: Change in customer-related intangible amortization             68         --          205         --
                                                                            ------       ----       ------       ----
       Adjusted net income                                                  $1,383       $976       $3,177       $120
                                                                            ======       ====       ======       ====
       Basic earnings per common share:
            Reported net income                                             $  .20       $.17       $  .45       $ --
            Goodwill amortization, net                                          --        .01           --        .02
            Change in customer-related intangible amortization                 .01         --          .03         --
                                                                            ------       ----       ------       ----
            Adjusted net income                                             $  .21       $.18       $  .48       $.02
                                                                            ======       ====       ======       ====
       Diluted earnings per common share:
            Reported net income                                             $  .19       $.17       $  .44       $ --
            Goodwill amortization, net                                          --        .01           --        .02
            Change in customer-related intangible amortization                 .01         --          .03         --
                                                                            ------       ----       ------       ----
            Adjusted net income                                             $  .20       $.18       $  .47       $.02
                                                                            ======       ====       ======       ====


(11) Capital Securities

     During 1997, the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). The Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.5 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. During the third quarter of 2002 the Company recognized a gain of $25,000 on the extinguishment of $1.5 million of the Capital Securities.

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

(12) Commitments and Contingencies

     At September 30, 2002, the Company had $146.9 million in loan commitments to extend credit, including unused lines of credit, and $8.0 million in letters of credit outstanding

(13) Segments

     The following table sets forth selected financial information by business segment for the periods indicated:

                                                       Private Equity    Insurance/
                                           Equipment        Fund          Wealth        Other
                                  Banking  Leasing(a)   Management(b)   Management(c)  Segments  Corporate  Total
                                  -------  ---------- ---------------  --------------  --------  ---------  -----
       (Dollars in thousands)
       Total Assets at:
            September 30, 2002   $900,588   $22,530       $  120         $  446        $  601     $3,410   $927,695
            December 31, 2001     803,588    37,351           10            678         1,175      8,578    851,380

       Revenues for:
         the three months ended
            September 30, 2002     10,626       445           65            472           266       (155)    11,719
            September 30, 2001     10,407     1,089          614            306           426       (495)    12,347
         the nine months ended
            September 30, 2002     29,587     1,611          182          2,078           724       (297)    33,885
            September 30, 2001     28,493     3,278        1,843          2,069         1,581     (2,461)    34,803

       Income (loss) for:
         the three months ended
            September 30, 2002      2,579      (156)          31            (22)         (535)      (582)     1,315
            September 30, 2001      2,089      (232)          57           (136)            2       (847)       933
         the nine months ended
            September 30, 2002      5,550      (319)          33            (40)         (612)    (1,640)     2,972
            September 30, 2001      3,042        96          172           (179)           70     (3,212)       (11)


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


                          CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Company recognizes the following as critical accounting policies:
Allowance for Loan and Lease Losses, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, and Unrealized Gains and Losses on Debt Securities Held for Sale.

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

Stock-Based Compensation: Under SFAS No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), companies had a choice whether to adopt the fair value based method of accounting for stock-based compensation or remain with the intrinsic value based method prescribed under APB Option No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but provide pro-forma disclosures as if the fair value based method was applied. The Company chose the intrinsic value based method under APB 25 and provides the pro-forma disclosures required under FAS 123. In preparing the pro-forma disclosures, the Company estimates the fair value of employee stock options using a pricing model that takes into account the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company's best estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. Increasing numbers of constituents are advocating that companies voluntarily adopt the fair value based method under FAS 123. If the Company chose to adopt FAS 123, net expense of approximately $270,000 would be recognized for the Year 2002.

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


                              RESULTS OF OPERATIONS

The Company recognized net income of $1.3 million, or diluted earnings per share of $.19, for the three months ended September 30, 2002 compared to $933,000, or $.17 per diluted share, for the third quarter of 2001. Return on average shareholders' equity was 8.05% and return on average assets was .57% for the three months ended September 30, 2002 compared to 7.25% and .41%, respectively, for the three months ended September 30, 2001.

Net income for the nine months ended September 30, 2002 was $3.0 million, or diluted earnings per share of $.44, compared to an $11,000 net loss, or no diluted earning per share, for the nine months ended September 30, 2001. Return on average shareholders' equity was 6.49% and return on average assets was .45% for the nine months ended September 30, 2002 compared to a loss on shareholders' equity of .03% and no return on average assets for the nine months ended September 30, 2001.

Net Interest Income

Tax-equivalent net interest income for the quarter ended September 30, 2002 decreased $697,000, or 8%, as compared to the third quarter of 2001. The net interest margin for the third quarter of 2002 was 3.50% compared to 3.78% for the third quarter of 2001. Tax-equivalent net interest income for the nine months ended September 30, 2002 decreased $2.4 million, or 10%, as compared to the same period in 2001. The net interest margin for the nine months ended September 30, 2002 was 3.55% compared to 3.86% for the same period in 2001.

Average earning assets for the third quarter of 2002 were $852.3 million compared to $862.1 million for the third quarter of 2001and $834.8 million for the nine months ended September 30, 2002 compared to $850.3 million for the same period in 2001. The decline in earning assets during the three and nine months ended September 30, 2002 from the comparable periods in 2001 was primarily due to lower commercial business loan volume as a result of the TechBanc sale which was partially offset with higher levels of investments in mortgage-backed securities. Tax-equivalent interest income for the third quarter of 2002 decreased $2.8 million, or 17%, over the same period in 2001 while interest expense decreased $2.1 million, or 26%, for the same period. Tax-equivalent interest income for the nine months ended September 30, 2002 decreased $10.5 million, or 21%, over the same period in 2001 while interest expense decreased $8.1 million, or 31%, for the same period.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $500,000 for the quarter ended September 30, 2002, compared to $1.5 million for the same period in 2001. The provision for loan and lease losses was $2.9 million for the nine months ended September 30, 2002, compared to $6.1 million for the same period in 2001. The higher provision during 2001 reflected the reserve additions to address credit and economic concerns which have been reduced as a result of the sale of TechBanc loans to Comerica in January 2002.

At September 30, 2002, the allowance for loan and lease losses amounted to $7.1 million or 1.55% of total loans and leases and 94.14% of total non-performing loans and leases. At December 31, 2001, the allowance for loan and lease losses amounted to $9.9 million or 1.87% of total loans and leases and 106.28% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the quarter ended September 30, 2002 was $4.4 million compared to $4.3 million for the same period in 2001. The quarter ended September 30, 2002 included a net gain on sale of real estate of $1.6 million resulting from a gain on sale of land of $2.5 million which was partially offset by losses on the sale of two commercial real estate owned properties totaling $937,000. Income of $466,000 was recognized during the third quarter of 2002 from the sale and liquidating distribution of client warrants. Gain on sale of securities was $84,000 compared to $1.1 million for the same quarter in 2001. Fee income for the quarter decreased $776,000 primarily due to the decline in private equity fund management fees from the Company's subsidiary, Progress
Capital Management, Inc. ("PCM"), as the Company exited the venture fund management business at December 31, 2001, a reduction in consulting fees from the Company's subsidiary, KMR Management, Inc. ("KMR"), and a decrease in lease financing fees. Service charges on deposits amounted to $916,000 during the third quarter of 2002 compared to $640,000 for the comparable quarter in 2001. This 43% growth is primarily attributed to new deposit products offered during the first quarter of 2002.

Non-interest income for the nine months ended September 30, 2002 was $12.1 million as compared to $10.6 million for the same period in 2001. The nine months ended September 30, 2002 included income of $1.9 million primarily from the sale of client warrants as compared to losses of $2.0 million from client warrants for the comparable period in 2001, primarily due to the permanent impairment of equity securities received from warrants. A net gain on sale of real estate of $1.6 million was recognized resulting from the sale of land and commercial real estate owned. Gain on sale of securities for the nine months ended September 30, 2002 was $436,000 compared to $2.3 million for the same period in 2001. Fee income for the nine months decreased $2.6 million primarily due to the decline in private equity fund management fees from the Company's subsidiary, PCM, as the Company exited the venture fund management business at December 31, 2001 and a reduction in consulting fees from the Company's subsidiary, KMR. Service charges on deposits for the nine months increased $900,000 primarily attributable to new deposit products offered during the first quarter of 2002. During the nine months ended September 30, 2001, loss in unconsolidated entities was $818,000, primarily relating to a loss on its investment in a venture capital fund, compared to equity of $102,000 during the same period of 2002.

Non-interest Expense

Total non-interest expense was $8.8 million for the quarter ended September 30, 2002 compared to $9.4 million for the third quarter of 2001. Total non-interest expense was $26.1 million for the nine months ended September 30, 2002 compared to $28.8 million for same period in 2001. Salaries and employee benefits decreased by $319,000 and $2.0 million for the three and nine months ended September 30, 2002 from the comparable periods in 2001, respectively, mainly due to the Company exiting the fund management and TechBanc businesses and lower staffing levels at Progress Leasing Company which were partially offset by additional expense to support the Company's expanded community based banking strategy. Professional services expenses decreased during the three and nine months ended September 30, 2002 from the comparable periods in 2001 primarily due to a reduction in the business activities of KMR in 2002, PCM exiting the fund management business and legal expenses related to loans to pre-profit companies during 2001. The Company performed its annual evaluation of goodwill of KMR which resulted in an impairment loss of $547,000 during the third quarter of 2002, included in other non-interest expense.

                               FINANCIAL CONDITION

Total assets increased to $927.7 million at September 30, 2002 from $851.4 million at December 31, 2001. Loans and leases outstanding, including loans held for sale, totaled $458.3 million at September 30, 2002 compared to $530.5 million at December 31, 2001. This decrease was primarily due to the sale of TechBanc loans to Comerica totaling $25.6 million during January 2002, which were primarily commercial business loans, as well the asset-based lending sale, payoffs of commercial business loans and the runoff of lease financing receivables. Net increases in mortgage-backed securities were $153.2 million since year-end primarily due to $256.3 million in purchases partially offset by repayments of $60.7 million and sales of $47.9 million. Total deposits increased to $663.0 million at September 30, 2002 from $629.5 million at December 31, 2001 as a result of $79.7 million in deposit growth during the nine months of 2002 partially offset by the sale of $46.2 million in deposits to Comerica in January 2002.

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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the nine months ended September 30, 2002, the Company reinvested its working capital primarily by purchasing mortgage-backed securities to maintain its liquidity. For the nine months ended September 30, 2002 cash was used in operating activities primarily due to net increases in other assets. Cash was used in investing activities primarily due to the purchases of mortgage-backed securities. Cash was provided by financing activities primarily due to increases in deposits and short-term borrowings.

Non-Performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

                                                                         September 30,     December 31,    September 30,
(Dollars in thousands)                                                       2002             2001             2001
                                                                         -------------     ------------    -------------
Loans and leases accounted for on a non-accrual basis                      $ 7,542           $ 9,331           $ 4,775
Other real estate owned, net of related reserves                               872             1,533             1,498
                                                                           -------           -------           -------
     Total non-performing assets                                             8,414            10,864             6,273
Accruing loans 90 or more days past due                                      2,735             1,125             2,540
                                                                           -------           -------           -------
     Total underperforming assets                                          $11,149           $11,989           $ 8,813
                                                                           =======           =======           =======
Non-performing  assets as a  percentage  of net loans and leases
     and other real estate owned                                              1.86%             2.08%            1.16%
                                                                           =======           =======           =======
Non-performing assets as a percentage of total assets                          .91%             1.28%             .72%
                                                                           =======           =======           =======
Underperforming  assets as a percentage  of net loans and leases
     and other real estate owned                                              2.47%             2.30%            1.63%
                                                                           =======           =======           =======
Underperforming assets as a percentage of total assets                        1.20%             1.41%            1.01%
                                                                           =======           =======           =======
Allowance for loan and lease losses                                        $ 7,100           $ 9,917           $10,560
                                                                           =======           =======           =======
Ratio of allowance for loan and lease losses to
     non-performing loans and leases at end of period                       94.14%           106.28%           221.15%
                                                                           =======           =======           =======
Ratio of allowance for loan and lease losses to underperforming
     loans and leases at end of period                                      69.09%            94.85%           144.36%
                                                                           =======           =======           =======

Non-performing assets decreased from $10.9 million at December 31, 2001 and increased from $6.3 million at September 30, 2001 to $8.4 million at September 30, 2002. The net decrease in non-performing assets since December 31, 2001 was primarily the result of principal payments, charge-offs and the sale of a $1.5 million commercial property classified as other real estate owned. The net increase in non-performing assets since September 30, 2001 was primarily due to a large non-accrual commercial business loan. The $7.5 million of non-accrual loans at September 30, 2002 consisted of: $6.1 million of commercial business loans, $420,000 of lease financing, $158,000 of commercial mortgages, $420,000 of consumer loans and $434,000 of single family residential mortgages.

Accruing loans 90 or more days past due increased from $1.1 million at December 31, 2001 to $2.7 million at September 30, 2002 primarily due to increased delinquencies of commercial business loans and commercial mortgages partially offset by payoffs and the acquisition of commercial property as other real estate owned which collateralized a delinquent commercial mortgage at December 31, 2001. The $2.7 million of accruing loans 90 or more days past due at September 30, 2002 consisted of: $1.6 million of commercial business loans, $1.1 million of commercial mortgages, $11,000 of lease financing and $3,000 of consumer loans.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent accruing loans and leases at the dates indicated:

                                             September 30, 2002      December 31, 2001        September 30, 2001
                                             ------------------      -----------------        ------------------
(Dollars in thousands)                       Amount    Percent      Amount     Percent       Amount       Percent
                                             ------    -------      ------     -------       ------       -------
Delinquencies:
     30 to 59 days                           $1,879     .41%       $ 4,214       .80%        $6,005        1.10%
     60 to 89 days                            2,328     .51          5,962      1.12            564         .10
     90 or more days                          2,735     .59          1,125       .21          2,540         .46
                                             ------    ----        -------      ----         ------        ----
     Total                                   $6,942    1.51%       $11,301      2.13%        $9,109        1.66%
                                             ======    ====        =======      ====         ======        ====



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Item 7A, filed with the Securities and Exchange Commission on March 22, 2002. The market risk of the Company has not experienced any significant changes as of September 30, 2002 from the Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Management, under the supervision and with the participation of the Company's President and Chief Executive Officer (the "CEO") and the Company's Chief Operating Officer and Chief Financial Officer (the "COO/CFO") have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon that evaluation, the CEO and the COO/CFO have concluded that the disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

On August 29, 2001, a shareholder's derivative action was filed against the Company and its directors in the Delaware Chancery Court alleging failure to comply with the Home Owners' Loan Act, insider trading, and breach of their fiduciary duty. The plaintiff demands judgment against the Company and its directors for the amount of damages sustained by the Company as a result of the directors' breaches of fiduciary duty, awarding the plaintiff the costs and disbursements of the actions, including expenses of the lawsuit and granting such other and further relief as the Court may deem just and proper. The Company believes that this action is without merit and is defending the action vigorously. On December 7, 2001, the Company filed an Opening Brief and Motion to Dismiss the Complaint, which the plaintiff filed an opposition to on January 25, 2002. On March 8, 2002, the Company filed a Reply Brief in support of its motion to dismiss. Oral argument was held on April 24, 2002. The Company is awaiting a ruling on its motion.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits

         99(a)  Certification of Chief Executive Officer

         99(b)  Certification of Chief Financial Officer

     (b) Reports on Form 8-K

          1.   On July 18, 2002, the Company filed a Current Report for July 18,
               2002   announcing  the  second  quarter  2002  earnings  and  the distribution of an earnings package to analysts.

          2. On July 31, 2002, the Company filed a Current Report for July 30, 2002 declaring a cash dividend with the reinstatement of its quarterly cash dividend.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Progress Financial Corporation



         November 13, 2002          /s/ W. Kirk Wycoff
      ----------------------        -------------------------------------------
             Date                   W. Kirk Wycoff, Chairman, President and
                                    Chief Executive Officer




         November 13, 2002          /s/ Michael B. High
      -----------------------       -------------------------------------------
             Date                   Michael B. High, Chief Financial Officer
                                    and Chief Operating Officer

                                  CERTIFICATION


I, W. Kirk Wycoff, President and Chief Executive Officer of Progress Financial Corporation, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Progress Financial Corporation (the "Registrant");


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;


4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                 /s/ W. Kirk Wycoff
                                 ----------------------------------------------
                                 Name:   W. Kirk Wycoff
                                 Title:  President and Chief Executive Officer

                                  CERTIFICATION


I, Michael B. High, Chief Operating Officer and Chief Financial Officer of Progress Financial Corporation, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Progress Financial Corporation (the "Registrant");


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;


4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    /s/ Michael B. High
                                    ----------------------------------------
                                    Name:   Michael B. High
                                    Title:  Chief Operating Officer and
                                    Chief Financial Officer

                                  Exhibit 99(a)


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER



   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)



     The undersigned executive officer of Progress Financial Corporation (the "Registrant") hereby certifies to the best of his knowledge that the Registrant's Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                               /s/ W. Kirk Wycoff
                               ----------------------------------------------
                               Name:      W. Kirk Wycoff
                               Title:     President and Chief Executive Officer

Date: November 13, 2002

                                  Exhibit 99(b)


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     The undersigned executive officer of Progress Financial Corporation (the "Registrant") hereby certifies that to the best of his knowledge the Registrant's Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



                               /s/ Michael B. High
                               ---------------------------------------------
                               Name:  Michael B. High
                               Title: Chief Operating Officer and
                                      Chief Financial Officer

Date: November 13, 2002