Form 10-K
period 2002-12-31
PROGRESS FINANCIAL CORP
filed 2003-03-21
CIK 790183

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal year ended December 31, 2002

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


4 Sentry Parkway -- Suite 200
P. O. Box 3036
Blue Bell, Pennsylvania                                                19422-0764
----------------------------------------                               ----------
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:                 (610) 825-8800
                                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:          Non applicable
                                                                    ---------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ---    ---

The aggregate market value of the voting stock, held by non-affiliates of the Registrant as a group, was $60,480,310 as of June 28, 2002, based upon the closing price of $9.74 per share of the Registrant's common stock on June 28, 2002 as reported by The Nasdaq Stock Market(SM).

As of March 7, 2003, there were 6,612,321 issued and outstanding shares of the Registrant's Common Stock.


Documents Incorporated By Reference:
------------------------------------

(1) Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders are incorporated into Part I, Item 5 and Part III, Items 10 through 13 of this Form 10-K.

                         PROGRESS FINANCIAL CORPORATION
                                Table of Contents


                                                       PART I                                              Page

Item 1.         Business..................................................................................    3
Item 2.         Properties................................................................................   11
Item 3.         Legal Proceedings.........................................................................   11
Item 4.         Submission of Matters to a Vote of Security Holders.......................................   11



                                                       PART II

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters.................   11
Item 6.         Selected Consolidated Financial Data......................................................   12
Item 7.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................................   13
Item 7A.        Quantitative and Qualitative Disclosure about Market Risk.................................   28
Item 8.         Financial Statements and Supplementary Data...............................................   31
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure..................................................................   63

                                                       PART III

Item 10.        Directors and Executive Officers of the Registrant........................................   63
Item 11.        Executive Compensation....................................................................   63
Item 12.        Security Ownership of Certain Beneficial Owners and Management............................   63
Item 13.        Certain Relationships and Related Transactions............................................   63
Item 14.        Controls and Procedures...................................................................   63


                                                        PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   64
                Signatures................................................................................   66
                Certifications............................................................................   67

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

         The Company's current business strategy is to focus on community banking and wealth management, providing a full range of traditional banking services including commercial business loans, commercial real estate loans, residential construction and consumer lending, funded primarily by customer deposits and providing financial planning services, life insurance and investments. The Company's business activities also include commercial mortgage banking and brokerage services and financial and operational management consulting services for commercial clients, which provide an additional source of fee income. The Company continues to focus on its corporate simplification program, which commenced in early 2000. As part of this strategy, the Company reduced the number of its businesses by the end of 2001, including venture fund management and real estate development. The Bank sold its technology lending group to Comerica Bank--California ("Comerica") in January 2002.

Banking. The Bank has nineteen banking offices in southeastern Pennsylvania with ten full-service banking offices located in Montgomery County, four full-service banking offices in Bucks County, one full-service banking office in Delaware County, two full-service banking offices in Chester County, and two full-service banking offices in Philadelphia County, and one full-service banking office in Lambertville, Hunterdon County, New Jersey. Banking hours at select offices were expanded in 2002 to include Saturday and Sunday and in 2003 to include some holidays to give clients increased convenience of banking. During 2001, item processing was brought in-house, providing more management oversight, greater operational efficiency and improved quality.

         Historically, the principal business of the Company consisted of attracting deposits from the general public through the Bank's banking office network and using such deposits to originate loans secured by first mortgage liens on existing single-family residential, multi-family residential and commercial real estate as well as to originate construction loans. Beginning in 1995, the Company's emphasis shifted to commercial business, commercial real estate, construction lending and equipment leasing, with a focus on providing such banking services to small- and medium-sized businesses, including companies in the technology sector. During 2001, the Company decided to reduce its exposure in the technology sector and dedicate its resources to more traditional lines of business which have a more predictable earnings level including expanding the retail franchise and focusing on core banking. Therefore, the Company exited the business of lending to pre-profit companies and sold a significant portion of loans in the technology sector in January 2002. The Company also de-emphasized the equipment leasing operation and exited asset-based lending.

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

         Commercial Business Lending. The Bank's commercial business lending area provides customized loan, deposit and investment products, as well as cash management services to small- and lower middle-market businesses. Through the Bank, the Company originates secured or unsecured loans for commercial, corporate, business and agricultural purposes, which include the issuance of letters of credit.

         As a result of acquisitions of small- and medium-sized financial institutions by large bank holding companies in southeastern Pennsylvania in recent years, a growing number of small- and middle-market commercial customers have sought the full range of commercial banking products the Bank offers and the personalized service the Bank provides. The Company believes it has an opportunity to expand further its commercial lending relationships and increase its commercial deposits due to the willingness to tailor its products to the small- and middle-market businesses. The Bank has made a concentrated effort to offer high net worth individuals enhanced private banking products and services working closely with Progress Financial Resources, Inc., a subsidiary of the Company, to identify and meet the specialized investment and wealth planning needs of this affluent market.

           The Bank's commercial business lending portfolio was $84.0 million at December 31, 2002. Most commercial business loan customers are small- to middle-market businesses located in the Bank's primary market area of Bucks, Chester, Delaware and Montgomery Counties. Generally, commercial business loans are between $100,000 and $2.5 million; however, the largest commercial business loan at December 31, 2002 was $3.5 million. The Bank provides eBusiness Banking, a device that makes commercial cash management products available on-line. Several eBusiness Banking access packages are available to coordinate with the different types of business checking accounts.

         Government Guaranteed Lending started in January 2000 providing loans through a variety of federally guaranteed programs, primarily those administered by the Small Business Administration ("SBA"). The Bank has been awarded Preferred Lending Program status, reserved for the most active and knowledgeable lenders. This designation streamlines the lending process by allowing the unit to underwrite SBA loans independently and grant credit approval without prior SBA review. At December 31, 2002, Government Guaranteed Lending had $12.1 million ($30.0 million gross of $17.9 million in participations sold) in commercial business loans and $3.6 million ($9.8 million gross of $6.2 million in participations sold) in commercial real estate loans.

         The Bank established the Specialized Lending Division in 1996, in order to provide customized financial services to companies in the technology, healthcare and insurance industries. In 2000, the Specialized Lending Division was renamed TechBanc. TechBanc primarily focused on lending to technology-based companies in the five county Philadelphia area, New Jersey, Northern Delaware and the Baltimore, Maryland and Washington D.C. regions. Generally, loans were originated with a balance of between $100,000 and $5.0 million. During 2001, the Bank decided to exit the business of lending to pre-profit companies and wind down the technology-based portfolio of loans to pre-profit companies. Although TechBanc had contributed to the profitability of the Bank, exiting this business line allows the Bank to dedicate its resources to more traditional lines of business which have a more predictable earnings level including focusing on community banking. To comply with the directive issued by the Office of Thrift Supervision to reduce lending to early stage technology companies, the Bank sold the technology lending group to Comerica in January 2002. Approximately 25 commercial business loan relationships with balances totaling $23.3 million were sold to Comerica. The sale also included one loan relationship amounting to $2.3 million which was classified as commercial real estate loan. Also included in the sale were related customer deposits and warrants to purchase common stock of these companies. At December 31, 2002, the Bank's TechBanc loan portfolio consisted of approximately 12 commercial business loan relationships with an aggregate balance of $3.5 million outstanding (of which $2.6 million are impaired loans); the largest loan relationship had an outstanding balance of $1.2 million.

         In addition to providing financing to pre-profit companies, the Company often obtained an equity position in the borrower in the form of warrants to purchase common stock of the borrower. At December 31, 2002, the Company held warrants to purchase common stock of 25 companies that were customers of TechBanc. Warrants to purchase common stock of an additional 14 companies were included in the sale to Comerica. The Company generally recognizes client warrant income on such investments when such common stock is publicly traded and any applicable restriction or lock-up period on the sale of the warrants or the common stock expires. At December 31, 2002 there is no carrying value for client warrants. There can be no assurance that the common stock of any of these companies will become publicly traded or that the common stock will trade at or above the warrant exercise price. Under the agreement of sale with Comerica, if any of the warrants sold are exercised, Comerica will pay the Company 20% of the net warrant value within thirty days ("initial payment"). Twelve months after the initial payment is made, Comerica will pay the Company an additional 20% of the net warrant value minus any losses. During 2002, Comerica paid the Company an initial payment of $20,000 under this agreement. The Company entered into a warrant participation agreement with now-former employees of TechBanc ("participants") under which the Company will pay the participants 10% of the net proceeds (net cash received on the exercise of client warrants less 25% of the net charge-offs on the TechBanc loan portfolio for the previous year) received by December 31, 2003 on selected exercised warrants. During 2002, the Company paid $117,000 under this warrant participation agreement.

         The following is a brief description of the companies in which the Company held warrants at December 31, 2002 for which the underlying common stock was publicly traded:

         Axeda Systems Inc. ("Axeda") formerly Ravisent Technologies, Inc is a DVD hardware and software company located in Malvern, Pennsylvania. The Company holds warrants to purchase 62,500 shares of Axeda common stock with an exercise price of $3.56 per share and an expiration date of July 2005. Axeda went public at an initial offering price of $12.00 per share of common stock on July 16, 1999. The trading of this stock, like many Internet companies, is very volatile. Axeda closed at $.80 per share on December 31, 2002.

         Orthovita,Inc. ("VITA"), located in Malvern, Pennsylvania, is a proprietary technologies company which develops synthetic, biologically active, tissue engineering products for the restoration of the human skeleton. The Company holds warrants to purchase 20,000 shares of VITA common stock with an exercise prices ranging from $4.25 to $6.00 per share and expiration dates ranging from November 2004 to April 2008. VITA went public at an initial offering price of $10.50 per share of common stock on June 25, 1998. VITA closed at $4.35 per share on December 31, 2002.

         Upon exercise of the warrant, the Company would generally be prohibited, under Rule 144 of the Securities Act of 1933, from selling or otherwise disposing of the stock acquired for a period of 12 months.

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

         At December 31, 2002, the Bank's commercial real estate loan portfolio consisted of approximately 390 loans with an aggregate principal balance of approximately $199.7 million which included $3.6 million in Government Guaranteed Lending loans. The Bank's largest commercial real estate loan had an outstanding balance of $5.6 million. Although terms vary, commercial real estate loans secured by existing properties generally have maturities of ten years or less and interest rates which adjust every one, three or five years in accordance with a designated index.

         At December 31, 2002, substantially all of the Bank's commercial real estate loan portfolio was secured by properties located within the eastern Pennsylvania and New Jersey market area. Loan-to-value ratios on the Bank's commercial real estate loans are limited to 80% or lower, except in certain limited circumstances. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Bank generally imposes a debt service coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 1.2x. It is also the Bank's general policy to obtain personal guarantees of its commercial real estate loans from the principals of the borrower.

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

         The Company also conducts commercial mortgage banking and brokerage services through Progress Realty Advisors, Inc. ("PRA"), a subsidiary of the Bank, with offices in Blue Bell, Pennsylvania, and Shrewsbury, New Jersey. PRA was formed as a complement to the Bank's commercial lending activities in order to provide lending services for borrowers where borrowing needs are not consistent with the Bank's lending operations due to, among other things, the amount of financing required, geographic location of the borrower, recourse provisions and business/banking relationships. PRA specializes in originating, underwriting and closing commercial real estate financing for residential, multi-family and commercial properties for other financial institutions, insurance and finance companies for a fee.

         Construction Lending. Through the Bank, the Company also offers both residential construction loans and, to a lesser extent, commercial construction loans. At December 31, 2002, the Company's construction loan portfolio consisted of approximately 50 relationships with an aggregate principal balance of approximately $87.7 million and the Company's largest construction loan had an outstanding balance of $11.0 million, of which $5.3 million was participated to other financial institutions on a non-recourse basis.

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

         The Company generally attempts to address the additional risks associated with construction lending by, among other things, limiting lending primarily to its market area, periodically inspecting each property during the construction period, using conservative loan-to-value ratios in the underwriting process and generally requiring personal guarantees. At December 31, 2002, substantially all of the Company's construction loans were secured by properties located within the Company's primary market area. In addition, residential construction loans are generally made for 75% or less of the appraised value of the property upon completion. For owner-occupied construction/permanent loans, the Bank will lend up to 80% of the lesser of the full appraised value or the land plus costs. Moreover, the Company does not originate loans for the construction of speculative (or unsold) single family residential properties. Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by independent appraisers approved by the Board of Directors.

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

         Single Family Residential Real Estate. The Bank, realizing the extremely competitive nature of the residential lending arena, has aligned with a mortgage broker to efficiently offer our customers residential loan products. The mortgage broker is responsible for all aspects of the residential lending function, however the Bank monitors this process and any loan purchased meets the industry standard established by Fannie Mae ("FNMA"). At December 31, 2002 the Bank's single family residential real estate loan portfolio consisted of approximately 190 loans with an aggregate outstanding balance of $26.9 million. The Bank provides residential mortgage servicing on an additional 40 loans with an aggregate outstanding balance of $2.7 million for other financial institutions.

         Consumer Lending. Subject to restrictions contained in applicable federal laws and regulations, the Bank is authorized to make loans for a wide variety of personal or consumer purposes. At December 31, 2002 the Bank's consumer loan portfolio consisted of approximately 1,900 loans with an aggregate outstanding balance of $50.1 million.

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

Equipment Leasing. The Company ceased originating equipment leases in 2002. At December 31, 2002, the Company's lease financing portfolio consisted of approximately 1,907 leases with an outstanding aggregate balance of $17.4 million. This was a decrease of $20.1 million from the outstanding balance at December 31, 2001 primarily due to the leasing operation being de-emphasized as the result of the corporate simplification initiative. In December 2000, the Company sold its Maryland-based leasing division resulting in the sale of $31.0 million of lease financing receivables.

         Equipment lease financing was provided through the Bank's subsidiary, Progress Leasing Company ("PLC") located in Blue Bell, Pennsylvania. The Company provided leasing arrangements for essential-use equipment primarily to clients within the market area. The Company provided lease financing for a wide variety of business equipment, including computer systems, telephone systems, furniture, landscaping and construction equipment, medical equipment, dry cleaning equipment and graphic systems equipment.

         For some of the Company's leases, the Company may retain the leased property upon expiration of the lease based on the residual value, which generally does not exceed 10% of the original cost. In the event that the residual value is less than provided for in the lease, the Company may have a loss related to the disposition of such property. However, because a majority of the Company's leases are bought out or extended at the end of their terms, the Company has not experienced any material losses in aggregate residual values to date. The aggregate residual value of the Company's leasing portfolio was $664,000 at December 31, 2002.

Private Equity Fund Management. Progress Capital Management, Inc. ("PCM"), a subsidiary of the Company, manages Ben Franklin/Progress Capital Fund, L.P. (the "Ben Franklin Fund") and provides consulting services to NewSpring Ventures, L.P. ("NewSpring"). PCM earned management fees from these funds. PCM is exiting the venture fund management business as the Company continues to redirect its focus on community banking and due to the sale of TechBanc relationships to Comerica.

         The Ben Franklin Fund commenced operations in December 1997 and provided subordinated debt financing to early-stage Mid-Atlantic based technology companies. In addition, the Ben Franklin Fund generally received warrants to purchase equity of the borrowers in connection with such lending. The fund was closed for making new investments at December 31, 2001 and is currently distributing its profits to limited partners. At December 31, 2002 the Company's investment in the Ben Franklin Fund was $988,000.

         NewSpring, a $90 million equity Small Business Investment Company formed in 1999, primarily invested in Mid-Atlantic companies with significant growth potential, proven management and strategic competitive advantage. PCM transferred the management of NewSpring on December 31, 2001 to NewSpring Capital Management, Inc. which was formed by the NewSpring operating partners. Additionally, as part of the decision to exit the fund management business, the Company sold its limited partnership interest in NewSpring to the Eastern Technology Fund on December 31, 2001. The Company repurchased a 6.67% limited partnership interest in NewSpring during the first quarter of 2002 which was required as part of the sale at December 31, 2001. At December 31, 2002 the Company's investment in NewSpring was $9,000.

Insurance/Wealth Management. Progress Financial Resources, Inc. ("PFR"), a subsidiary of the Company, commenced operations in January 1999. PFR, a Delaware corporation headquartered in Philadelphia, Pennsylvania, is a comprehensive wealth management company, serving high net-worth individuals, small business owners and professionals. PFR offers investments, insurance, estate planning, 401(k) plans, executive compensation planning and retirement planning services. PFR offers securities and insurance products, primarily but not exclusively, through AXA Advisors, LLC (New York, NY). During 2001, Progress Financial Advisors was created to provide fee-based financial planning and business advisory services such as estate planning, succession planning, executive compensation plan design and investment management. Beginning the second quarter of 2002, new business generated through the Insurance/Wealth Management segment has been through an agency arrangement with AXA Financial ("AXA") where the sales personnel are dual employees of PFR and AXA.

Other Activities. Progress Capital, Inc. ("PCI"), a subsidiary of the Company, was formed in 1996 and is the corporate general partner of the Ben Franklin Fund and hold's the Company's equity interest in the Ben Franklin Fund. PCI holds the equity interest in NewSpring. PCI also holds several investments in other privately held companies amounting to $1.6 million at December 31, 2002.

         Progress Development Corp ("PDC") was formed by the Company in February 1998 to invest in a joint venture partnership, Progress Development I L.P., which had acquired an interest in NewSeasons Assisted Living Communities ("NewSeasons") with Independence Blue Cross. NewSeasons owns, acquires, develops and operates assisted living residences for the elderly. In addition, Progress Development I L.P. provided fee based development, construction management and financial services to NewSeasons and other investors. During the first quarter of 2001, the Company sold its investment in New Seasons Assisted Living Communities Series B and C preferred stock and at December 31, 2001, the Company sold its interest in Progress Development I L.P. to Dewey Commercial Investors, L.P. as the Company continues to focus on its core banking business.

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

                                                     Private Equity    Insurance/
                                        Equipment        Fund            Wealth          Other
                            Banking    Leasing (a)    Management (b)   Management (c)   Segments    Corporate       Total
------------------------------------------------------------------------------------------------------------------------------
Assets at:
   December 31, 2002        $986,455      $18,262         $  44           $  521        $   595      $ 11,967   $1,017,844
   December 31, 2001         803,588       37,351            10              678          1,175         8,578      851,380

Revenues for the year ended:
   December 31, 2002          39,295        1,989           247            2,761            904        (2,967)      42,229
   December 31, 2001          38,303        3,764         2,428            3,059          2,022        (1,852)      47,724
   December 31, 2000          33,376        9,058         2,230            4,566          1,058         1,107       51,395

Income from continuing
operations for the year ended:
   December 31, 2002           7,519         (472)           61               --           (710)       (2,402)       3,996
   December 31, 2001           4,536         (625)          335             (179)            24        (3,348)         743
   December 31, 2000           4,531        2,088           349               52            (85)       (1,278)       5,657

(a) During the first quarter of 2002, management decided to stop originating leases due to a change in business climate and subsequently significantly reduced the staffing levels in the Equipment Leasing segment.
(b) At December 31, 2001, the Private Equity Fund Management segment exited the venture fund management business.
(c) Beginning the second quarter of 2002, new business generated through the Insurance/Wealth Management segment has been through an agency arrangement with AXA where the sales personnel are dual employees of PFR and AXA.

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

The Bank

Lending Restrictions

         As a federally chartered savings bank, the Bank is subject to certain lending restrictions. Commercial business loans are limited to 20% of the Bank's assets; there is no limitation on the guaranteed portion of Small Business Association ("SBA") commercial loans. Mortgage loans secured by non-residential properties are limited to four times the Bank's risk-based capital. Consumer loans are subject to a limitation of 35% of the Bank's assets. Under federal regulations financing leases are either considered loans, in which case they are accordingly classified as and aggregated with commercial, consumer or agricultural loans based upon the underlying collateral or personal property, or as operating leases which are subject to a separate 10% of assets limitation. The Company's financing leases may be considered operating leases under these federal regulations and hence subject to the separate 10% limitation. At December 31, 2002, the Bank was in compliance with all loan limitations.

         The Bank is also limited, under federal regulation, in the amount it can lend to one borrower. At December 31, 2002, the Bank's loans-to-one-borrower limit was approximately $12.6 million. The Bank was in compliance with this limitation at December 31, 2002.

Insurance of Deposits

         The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each depositor. The Federal Deposit Insurance Corporation ("FDIC") requires an annual audit by independent accountants and may also examine the Bank.

         Federal law requires that the FDIC maintain the reserve level of each of the SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Deposit insurance premiums in 2002 averaged 1.75 cents per $100 of deposits compared to an average 1.90 cents per $100 of deposits in 2001 and 2.07 cents per $100 of deposits in 2000. Deposit insurance is payable on a quarterly basis.

Qualified Thrift Lender Test

         All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the Home Owners' Loan Act ("HOLA") and regulations of the OTS there under to avoid certain restrictions on their operations. A savings association qualifies as a QTL if it is a domestic building and loan association under the Internal Revenue Code of 1986 or if 65% or more of its "portfolio assets" (as defined) consist of certain housing, small business, and consumer related assets on a monthly average basis in 9 out of every 12 months.

         The Bank complied with this test for 2002. At December 31, 2002, approximately 84% of the Bank's assets were invested in qualified thrift investments, which were in excess of the percentage required to qualify under the QTL test.

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), which administers the home financing credit function and serves as a source of liquidity for member savings associations, commercial banks and other eligible institutions within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of December 31, 2002, the Bank's advances from the FHLB amounted to $135.5 million.

         As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 5% of its FHLB advances plus .5% of its unused FHLB borrowing capacity. At December 31, 2002, the Bank had $8.4 million in FHLB stock, which was in compliance with this requirement.

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

         In addition, 12 CFR Part 215 (Regulation O) of the Code of Federal Regulations places restrictions on loans by the Bank to executive officers, directors, and principal shareholders of the Company and the Bank. At December 31, 2002, the Bank was in compliance with this regulation.

Sarbanes-Oxley Act of 2002

         On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. The new legislation's more significant reforms are noted below.

     o The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to Securities Exchange Commission ("SEC") oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

     o The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

     o The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

     o The new legislation contains a number of provisions to deter wrongdoing. Chief executive officers ("CEO") and chief financial officers ("CFO") will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension funds "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

     o The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert," a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

     o The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

     o Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against the company or its insiders.

Employees

         As of December 31, 2002, the Company had a total of 268 full-time equivalent employees. Employment at the Company's individual subsidiaries was as follows: the Bank and its subsidiaries PLC and PRA had 242 full-time equivalent employees; PFR had 24 full-time equivalent employees and KMR had 2 full-time equivalent employees.

Available Information

         The Company makes available free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Commission. The Company's website address is www.progressbank.com.

Item 2.  Properties

         The Company's and the Bank's executive offices are located at 4 Sentry Parkway, Suite 200, Blue Bell, Pennsylvania. The Bank conducts business from nineteen Pennsylvania banking offices in Bridgeport, Plymouth Meeting, East Norriton, Chestnut Hill, Conshohocken, Glenside, King of Prussia, Lansdale, Norristown, Jeffersonville, Paoli, Lionville, Southampton, Trappe, Warrington, Bensalem, Doylestown, Rosemont and the Andorra community of Philadelphia; seven of which are owned and twelve are leased. The Bank also conducts business from its banking office in Lambertville, NJ; which is owned. PRA has leased locations in Blue Bell, PA and Shrewsbury, NJ. KMR has lease office space in Willow Grove, PA. PFR leases its location in Philadelphia, PA and leases office space in Blue Bell, PA.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Progress Financial Corporation's common stock is traded on The Nasdaq Stock MarketSM under the symbol "PFNC." At December 31, 2002 the Company had approximately 1,800 holders of record.

         Payment of cash dividends is subject to regulatory restrictions as described in Note 20 of Notes to Consolidated Financial Statements. The Company paid cash dividends the last two quarters of 2002 totaling $.10 and for the first two quarters of 2001 totaling $.12 per share. The following table sets forth the high and low closing prices, trading volumes and cash dividends per share paid for the periods described.

                                           2002                                                   2001
                    ----------------------------------------------------    --------------------------------------------------
                          Low        High          Volume     Dividends          Low      High          Volume      Dividends
                    ----------------------------------------------------    --------------------------------------------------
First Quarter            $7.44     $ 9.65          758,700       $--            $7.06     $9.63        1,057,900      $.06
Second Quarter            8.61      10.40          804,600        --             6.88      8.40          819,500       .06
Third Quarter             7.46      10.15          703,539       .05             5.60      7.94          629,200        --
Fourth Quarter            9.90      11.61          546,392       .05             5.90      7.60          485,300        --

         The Equity Compensation Plan information table in the section "Executive Compensation" appearing in the Company's definitive proxy statement for the 2003 Annual Meeting to held on April 22, 2003 (the "Proxy Statement") is incorporated herein by reference.

Item 6.  Selected Consolidated Financial Data

Tabular information is presented in thousands of dollars except for share and per share data. This data should be read in conjunction with the Notes to Consolidated Financial Statements.

December 31,                                                 2002       2001         2000        1999         1998
-----------------------------------------------------------------------------------------------------------------------
Financial Condition
Investment and mortgage-backed securities:
    Available for sale                                   $  359,290   $211,828     $205,166     $149,518    $164,368
    Held to maturity                                        120,006     38,173       41,940       34,309      12,401
Loans and leases, net                                       459,350    495,025      535,712      497,738     394,246
Loans held for sale                                              --     25,587           --           --      25,250
Real estate owned, net                                           --      1,533        1,750           66          --
Total assets                                              1,017,844    851,380      914,249      768,941     648,198
Deposits                                                    691,538    629,523      617,543      521,439     408,162
Borrowings and subordinated debt                            247,445    160,828      214,592      177,218     181,847
Shareholders' equity                                         66,729     50,599       50,160       47,809      41,554

Results of Operations
Interest income                                             $53,235    $64,985      $67,028      $52,174     $45,329
Interest expense                                             26,325     35,650       37,082       27,027      24,043
Net interest income                                          26,910     29,335       29,946       25,147      21,286
Provision for loan and lease losses                           3,814      7,116        4,416        3,548         959
Net interest income after provision for loan and lease       23,096     22,219       25,530       21,599      20,327
losses
Non-interest income                                          15,319     15,810       19,542       17,587       7,645
Non-interest expense                                         32,150     37,285       36,399       30,053      20,241
Income from continuing operations before income taxes
   and cumulative effect of accounting change                 6,265        744        8,673        9,133       7,731
Tax expense                                                   2,269        200        3,016        3,101       2,816
Income from continuing operations before cumulative
   effect of accounting change                                3,996        544        5,657        6,032       4,915
Gain on sale of discontinued operations, net of tax              --         --        1,519           --          --
Income from discontinued operations, net of tax                  --         --          123          639         111
Income before cumulative effect of accounting change          3,996        544        7,299        6,671       5,026
Cumulative  effect  of  accounting  change,  net  of tax
   benefit                                                       --         --           --           --         (46)
Net income                                                    3,996        544        7,299        6,671       4,980

Per Share Data
Basic income from continuing operations per common
   share before cumulative effect of accounting change       $  .60     $  .10       $  .98       $ 1.04      $  .92
Diluted income from continuing operations per common
   share before cumulative effect of accounting change          .59        .10          .95          .99         .84
Basic net income per common share                               .60        .10         1.26         1.15         .93
Diluted net income per common share                             .59        .10         1.22         1.10         .85
Dividends                                                       .10        .12          .21          .17         .12
Book value                                                     9.85       9.11         8.82         8.26        7.45

Operating Data
Return on average assets                                        .44%       .06%         .88%         .98%        .89%
Return on average shareholders' equity                         6.38       1.04        15.16        15.47       13.78
Average shareholders' equity to average assets                 6.93       5.82         5.78         6.33        6.42
Allowance for loan and lease losses to total loans and
   leases                                                      1.39       1.87         1.36         1.18        1.06
Non-performing assets as a percentage of total assets           .54       1.28          .63          .75         .57
Interest rate spread                                           2.83       3.00         3.36         3.46        3.47
Net interest margin                                            3.23       3.52         3.92         3.99        4.02
Dividends declared as a percent of net income per share       16.95     120.00        17.21        15.45       14.12

Banking Office Data
Number of full service banking offices                           20         20           16           14          11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Progress Financial Corporation (the "Company") is a unitary thrift holding company that has five primary subsidiaries: Progress Bank (the "Bank"), Progress Capital, Inc. ("PCI"), KMR Management, Inc. ("KMR"), Progress Financial Resources, Inc. ("PFR") and Progress Capital Management, Inc. ("PCM"). The Bank's primary operating subsidiaries are Progress Leasing Company ("PLC") and Progress Realty Advisors, Inc. ("PRA").

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain reclassifications have been made to prior years' data throughout the following discussion and analysis for comparability with 2002 data.

         This report on Form 10-K release contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from estimates. When used in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

         Allowance for Loan and Lease Losses: The Company maintains an allowance for loan and lease losses at a level management believes is sufficient to provide for known and probable losses in the loan and lease portfolios at the Banking and Equipment Leasing segments. Risks within the loan and lease portfolio are analyzed on a continuous basis by the Company's officers, external independent loan and lease review consultants, and by the Bank's Board of Directors at each board meeting. Significant estimates are made by management in determining the allowance for loan and lease losses. Consideration is given to a variety of factors in establishing these estimates including current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. Since the allowance for loan and lease losses is dependent, to a great extent, on general and other conditions that may be beyond the Company's control, it is at least reasonably possible that the Company's estimates of the allowance for loan and lease losses could differ materially in the near term. Although management utilizes its best judgment in providing for loan and lease losses, there can be no assurance that the Company will not have to increase its provision for loan and lease losses in the future as a result of adverse market conditions, future increases in non-performing loans and leases, or for other reasons. Any such increase could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and the carrying value of its other non-performing assets. Such agencies may require the Company to recognize additions to its allowance for losses based on their judgments of information available to them at the time of their examination. The Company and the Bank were most recently examined by the Office of Thrift Supervision ("OTS") as of December 31, 2002.

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

         Stock-Based Compensation: Under SFAS No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), companies had a choice whether to adopt the fair value based method of accounting for stock-based compensation or remain with the intrinsic value based method prescribed under APB Option No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but provide pro-forma disclosures as if the fair value based method was applied. The Company chose the intrinsic value based method under APB 25 and provides the pro-forma disclosures required under FAS 123. In preparing the pro-forma disclosures, the Company estimates the fair value of employee stock options using a pricing model that takes into account the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company's best estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. Increasing numbers of constituents are advocating that companies voluntarily adopt the fair value based method under FAS 123. If the Company chose to adopt FAS 123, additional expense, net of tax benefits, of approximately $252,000 would be recognized for the Year 2002.

         Unrealized Gains and Losses on Debt Securities Held for Sale: The Company receives estimated fair values of debt securities from an independent valuation service and brokers. In developing these fair values, the valuation service and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services. In such instances, management will use the average of multiple price indications. Debt securities held for sale are carried at the Banking segment and are mostly comprised of mortgage-backed securities.

Results of Operations--2002 Versus 2001

         The Company reported net income of $4.0 million for the year ended December 31, 2002, in comparison with $544,000 for the year ended December 31, 2001. Basic net income per common share was $.60 for 2002 and $.10 for 2001. Fully diluted net income per common share was $.59 for 2002 and $.10 for 2001. Income from continuing operations was $4.0 million for the year ended December 31, 2002, in comparison with $544,000 for the year 2001. Return on average shareholders' equity was 6.38% and return on average assets was .44% for the year ended December 31, 2002. For 2001, return on average shareholders' equity was 1.04% and return on average assets was .06%.

Net Interest Income

         Net interest income on tax-equivalent basis was $27.5 million for 2002, a decrease of $2.3 million compared to $29.8 million for 2001. This decrease was primarily due to the reduction in the net interest margin. There was a slight increase in the positive variance between average interest-earning assets and average interest-bearing liabilities of $3.9 million which resulted primarily from higher volumes in mortgage-backed securities partially offset by decreased commercial business loan volume as a result of the sale and payoffs of TechBanc loans. The net interest margin was 3.23% for 2002 compared to 3.52% for 2001. The margin has been negatively impacted by the decline in interest rates, the sale and payoffs of TechBanc loans and runoff of the lease financing portfolio. The Company reclassified its capital securities to debt and the related expense from non-interest expense to interest on borrowings. This reclassification reduced the net interest margin by 27 basis points for the years ended December 31, 2002 and 2001.

Provision for Loan and Lease Losses

         The provision for loan and lease losses amounted to $3.8 million in 2002 compared to $7.1 million in 2001. The higher provision during 2001 reflected the reserve additions to address credit and economic concerns which have now been reduced as a result of the sale of TechBanc loans to Comerica in January 2002, the pay-off of higher risk credits and the resulting reduction in the Company's classified assets. The ratio of the allowance for loan and lease losses to total non-performing loans and leases was 118.65% and 106.28% at December 31, 2002 and 2001, respectively.

Non-interest Income

         Non-interest income for 2002 was $15.3 million compared to $15.8 million for 2001. Client warrant income was $1.9 million for 2002 primarily from the sale of client warrants compared to losses of $1.9 million from client warrants for 2001 due to the permanent impairment of equity securities received from warrants. Fee income for 2002 decreased $3.6 million primarily due to a reduction in the Company's business activities related to PCM, KMR and PLC partially offset by an increase in service charges on deposits. A net gain on sale of real estate of $1.6 million was recognized during 2002 resulting from the sale of land and commercial real estate owned. Gain on sale of securities for 2002 was $655,000, a decrease of $2.1 million compared to $2.8 million for 2001. Equity in unconsolidated entities was $88,000 for 2002 compared to a loss of $634,000 for 2001.

         During 2002, the Company recognized income from client warrants of $1.9 million. The Company had previously obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants did not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming non-performing, and collateral requirements on loans with warrants were similar to lending arrangements where warrants were not obtained. Additional information on warrants held by the Company can be found under "Business-- Banking--Commercial Business Lending."

         Private equity fund management fees decreased $2.2 million from the Company's subsidiary PCM as the Company exited the venture fund management business at December 31, 2001. Consulting fees declined $1.1 million from the Company's subsidiary KMR. Lease financing fees decreased $533,000 as the Company winds down its discontinued leasing portfolio. Partially offsetting these decreases were service charges on deposits which increased $1.1 million. This 41% growth is primarily attributable to new deposit products offered during the first quarter of 2002.

Non-interest Expense

         Total non-interest expense was $32.2 million for 2002, a decrease of $5.1 million compared to $37.3 million for 2001. Salaries and employee benefits decreased by $3.1 million in 2002 mainly due to the Company exiting the fund management, TechBanc and Asset-Based Lending businesses, lower staffing levels at Progress Leasing Company and decreased commission volume for Progress Financial Resources, Inc. which were partially offset by additional expense to support the Company's expanded community based banking strategy. Professional services expenses decreased $1.1 million primarily due to a reduction in the business activities of KMR Management, Inc. in 2002, Progress Capital Management, Inc. exiting the fund management business and legal expenses related to collecting loans to pre-profit companies during 2001. Other expenses decreased $600,000 in 2002 primarily due to broker expenses and write-downs of used asset inventory for Progress Leasing Company during 2001.

Income Tax Expense

              The Company recorded income tax expense from continuing operations of $2.3 million during 2002 compared to $200,000 in 2001. The changes in income tax expense were primarily due to changes in taxable income.


Results of Operations--2001 Versus 2000

         The Company reported net income of $544,000 for the year ended December 31, 2001, in comparison with $7.3 million for the year 2000. Basic net income per common share was $.10 for 2001 and $1.26 for 2000. Fully diluted net income per common share was $.10 for 2001 and $1.22 for 2000. Income from continuing operations was $544,000 for the year ended December 31, 2001, in comparison with $5.7 million for the year 2001. During 2000, the Company sold the assets of Procall Teleservices, Inc., its teleservices operations, resulting in a gain of $2.5 million pretax, $1.5 million net of tax, or diluted earnings per share of $.25. Return on average shareholders' equity was 1.04% and return on average assets was .06% for the year ended December 31, 2001. For 2000, return on average shareholders' equity was 15.16% and return on average assets was .88%.

Net Interest Income

         Net interest income on tax-equivalent basis decreased to $29.8 million for 2001, in comparison with $30.3 million for 2000. Although there was a $12.7 million increase in the positive variance between average interest-earning assets and average interest-bearing liabilities resulting from higher volumes in mortgage-backed securities partially offset by increased deposit volume, this was offset by the reduction in the net interest margin. The net interest margin was 3.52% for 2001 compared to 3.92% for 2000. The margin was compressed by an environment of decreases in short-term rates during 2001 of 475 basis points. The Company reclassified its capital securities to debt and the related expense from non-interest expense to interest on borrowings. This reclassification reduced the net interest margin by 27 basis points and 25 basis points, respectively, for the years ended December 31, 2001 and 2000.

Provision for Loan and Lease Losses

         The provision for loan and lease losses amounted to $7.1 million in 2001 compared to $4.4 million in 2000. The ratio of the allowance for loan and lease losses to total non-performing loans and leases was 106.28% and 183.61% at December 31, 2001 and 2000, respectively.

Non-interest Income

         Non-interest income was $15.8 million in 2001, a decrease of $3.7 million compared to $19.5 million for 2000. This decrease was primarily due to the recognition of a $1.9 million loss from client warrants during 2001 compared with a gain of $3.5 million during 2000, fee income which decreased $1.2 million and a gain on the sale of the Maryland-based leasing division of $1.7 million during 2000 which was partially offset by gain on sale of securities which increased $2.3 million and loss in unconsolidated entities which decreased $2.2 million.

         The Company recognized a loss of $1.9 million from client warrants during 2001 due to the permanent impairment of equity securities of U. S. Interactive, Inc. (USIT) acquired upon the exercise of warrants. USIT filed for protection under the bankruptcy court during 2001. The $1.9 million loss represents the amount which was previously included in client warrant income during 2000 related to market appreciation on these same warrants recorded in accordance with FASB 133.

         Mutual fund, annuity and insurance commissions from the Company's subsidiary PFR decreased $1.5 million in 2001 compared to 2000. Loan, brokerage and advisory fees decreased $874,000 from the Company's subsidiary PRA. Partially offsetting these decreases were consulting fees generated by the Company's subsidiary KMR which increased $1.0 million.

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

Non-interest Expense

         Non-interest expense for 2001 amounted to $37.3 million compared to $36.4 million in 2000. Professional services expense increased $1.2 million in 2001 primarily due to the business activities of KMR and legal expenses related to collecting loans to pre-profit companies. Occupancy expense increased $239,000 mainly due to the establishment of four new banking offices. Other expenses increased $517,000 primarily due to write-offs related to PLC including a write-down of used asset inventory for $422,000. Salaries and employee benefits decreased $1.0 million in 2001 mainly due to lower commission expense for PFR.

Income Tax Expense

         The Company recorded income tax expense from continuing operations of $200,000 during 2001 compared to $3.0 million in 2000. Income tax expense from the gain on sale of and income from discontinued operations was $1.1 million during 2000. The changes in income tax expense were primarily due to changes in taxable income.


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

         At December 31, 2002, the total of approved loan commitments amounted to $52.6 million, and the Company had $144.8 million of undisbursed loan funds. At December 31, 2002, total FHLB borrowings that are scheduled to mature during the 12 months ending December 31, 2003 totaled $15.0 million. At December 31, 2002, total securities purchased under agreement to resell which are scheduled to mature during the 12 months ending December 31, 2003 totaled $81.1 million. At December 31, 2002, the amount of time deposits that are scheduled to mature within 12 months totaled $256.3 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Company.

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

         As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a savings bank's assets or on the FHLB's assessment of the savings bank's creditworthiness. The FHLB credit policies may change from time to time at its discretion. The Bank's maximum borrowing authority from the FHLB on December 31, 2002 was approximately $451.8 million.

         The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During 2002, the Company reinvested its working capital primarily by purchasing mortgage-backed securities to maintain its liquidity. During 2001, the Company used its working capital primarily to meet its ongoing commitments to fund existing and continuing loan commitments, repay short-term debt, fund deposit withdrawals and maintain its liquidity. For the year ended December 31, 2002, cash was provided by operating activities. Cash was used in investing activities primarily due to purchases of mortgage-backed securities partially offset by sales and repayments on mortgage-backed securities. Cash was provided by financing activities during 2002 primarily due to increases in deposits and a net increase in short-term borrowings. For the year ended December 31, 2001, cash was used in operating activities primarily for the payment of other liabilities including a trade-date accounting entry for the purchase of mortgage-backed securities. Cash was provided by investing activities primarily due to the sales of and repayments on mortgage-backed securities, partially offset by purchases of mortgage-backed securities. Cash was used in financing activities during 2001 primarily due to a net decrease in short-term borrowings. For the year ended December 31, 2000, cash was provided by operating activities. Cash was used in investing activities as purchases of mortgage-backed and investment securities, and net originations of loans exceeded repayments and proceeds from sales, maturities and calls of mortgage-backed and investment securities and proceeds from sales of loans, lease receivables and the Maryland-based leasing division. Cash provided by financing activities during 2000, primarily due to increases in deposits, offset the outflows from investments activities.

Office of Thrift Supervision Directive

         During July 2001, the Company's Board of Directors approved a resolution to comply with the terms of a directive issued by the Office of Thrift Supervision ("OTS") that required the Bank to (i) reduce its lending to early stage technology companies; (ii) increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance; and (iii) increase its valuation allowance and implement improved credit review and monitoring programs. In addition, the Company could not pay cash dividends on its capital stock until the Bank achieved the required capital levels and had implemented an acceptable capital plan. As such, the Company had suspended the quarterly cash dividend on its common stock and its stock repurchase program and had undertaken measures to achieve capital compliance as promptly as possible. The increased capital levels reflect the Bank's level of business lending, particularly in the technology sector, and continued economic concerns.

         On February 7, 2002 the OTS approved the Company's revised Capital Enhancement Plan and on June 25, 2002 the OTS agreed to extend the dates by which the Bank must comply with the targeted ratio of classified assets to capital. As revised, the Bank's classified assets to capital ratio could not exceed 25% on September 30, 2002 and could not exceed 20% on March 31, 2003. The Bank worked aggressively to reduce the ratio and comply with the terms of the directive. The Company achieved the required capital levels at the Bank and both the Company and the Bank are in full compliance with the OTS approved capital plan. On July 30, 2002, the Company reinstated its quarterly cash dividend on its common stock.

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

         At December 31, 2002, the Bank met all regulatory capital requirements. At December 31, 2002, the Bank's leverage capital ratio was 7.82%, Tier 1 risk-based capital ratio was 14.09%, total risk-based ratio was 15.20% and tangible equity ratio was 7.80%, based on leverage capital of $77.9 million, Tier 1 risk-based capital of $77.9 million, total risk-based capital of $84.0 million, and tangible capital of $77.6 million, respectively. As of December 31, 2002, the Bank is classified as "well capitalized."

         In December 2002, the Company issued $5.0 million of variable rate, currently 4.76% (three-month LIBOR plus 3.35%, capped at 12.5% until January 7, 2008, the date on which the Company can call the capital securities) capital securities due January 7, 2033 (the "Capital Securities IV") in a private offering managed by Credit Suisse First Boston. The Capital Securities IV were issued by the Company's recently formed subsidiary, Progress Capital Trust IV, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the preferred and common securities of the Trust. The Trust issued $5.0 million of Capital Securities IV (and together with the preferred and common securities of the Trust, the "Trust Securities IV"), the proceeds from which were used by the Trust, along with the Company's $155,000 capital contribution for the Common Securities, to acquire $5.2 million aggregate principal amount of the Company's Junior Subordinated Debentures due January 7, 2033 (the "Debentures"), which constitute the sole assets of the Trust. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities IV. Net proceeds from the sale of the securities will be used for general purposes, including but not limited to, repurchases of the Company's common stock under its existing stock repurchase program.

         In November 2002, the Company issued $10.0 million of variable rate, currently 4.96% (three-month LIBOR plus 3.35%, capped at 12% until November 15, 2007, the date on which the Company can call the capital securities), capital securities due November 8, 2032 (the "Capital Securities III") in a private offering managed by Trapeza CDO I, LLC. The Capital Securities III were issued by the Company's subsidiary, Progress Capital Trust III (the "Trust III"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust III (the "Common Securities"). The Trust III issued $10.0 million of variable rate Capital Securities III (and together with the Common Securities, the "Trust III Securities"), the proceeds from which were used by the Trust III along with the Company's $310,000 capital contribution for the Common Securities, to acquire $10.3 million aggregate principal amount of the Company's variable rate Junior Subordinated Notes due November 8, 2032 (the "Notes"), which constitute the sole assets of the Trust III. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust III's obligations under the Capital Securities III. Net proceeds from the sale of the capital securities were used for general purposes, including but not limited to, the retirement of the subordinated debentures, retirement of previously issued capital securities and for repurchases of the Company's common stock under its existing stock repurchase program.

         In July 2000, the Company issued 6,000 shares, or $6.0 million, of 11.445% trust preferred securities, $1,000 liquidation amount per security, due July 19, 2030 (the "Capital Securities II"), in a private offering managed by First Union Securities, Inc. The Capital Securities II represent undivided beneficial interests in Progress Capital Trust II (the "Trust II"), a statutory business trust created under the laws of Delaware, which was established by the Company for the purpose of issuing the Capital Securities II. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust II's obligations under the Capital Securities II. Net proceeds from the sale of the securities were used for general purposes, including but not limited to, capital contributions to the Bank to fund its growth and for repurchases of the Company's common stock under its existing stock repurchase program.

         During 1997 the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's recently formed subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). The Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.5 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $6.0 million of the net proceeds to Progress Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations. Net proceeds retained by the Company were used for general purposes, including investments in other subsidiaries and potential future acquisitions. During 2002, the Company retired $6.3 million of the capital securities and recorded a loss on the extinguishment of debt of $25,000.

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

For the years ended December 31,                  2002                         2001                          2000
------------------------------------------------------------------------------------------------------------------------------
                                        Average            Yield/  Average              Yield/     Average            Yield/
                                        Balance   Interest  Rate   Balance   Interest    Rate      Balance  Interest   Rate
                                       ---------------------------------------------------------------------------------------
Interest-earning assets:
  Interest-earning deposits             $ 14,588   $  219    1.50% $ 25,606   $  945      3.69%  $ 21,244  $ 1,320      6.21%
  Securities:
    Trading securities                        --       --      --        --       --        --        264       --        --
    Taxable investment securities(1)      26,509    1,447    5.46    33,769    2,127      6.30     50,709    3,507      6.92
    Tax-exempt investment
    securities(2)                         20,032    1,522    7.60    14,850    1,156      7.78     14,820      923      6.23
    Mortgage-backed securities (1)       310,517   16,929    5.45   218,012   13,935      6.39    145,056   10,461      7.21
                                        --------  -------   -----  --------  -------     -----   --------  -------     -----
      Total securities                   357,058   19,898    5.57   266,631   17,218      6.46    210,849   14,891      7.06
  Loans:
    Commercial business loans(2)(3)       97,606    5,699    5.84   175,959   14,642      8.32    146,332   13,801      9.43
    Commercial real estate loans(2)(3)   195,807   14,986    7.65   190,313   16,191      8.51    170,180   14,980      8.80
    Construction loans                    84,376    5,421    6.42    69,889    6,075      8.69     54,435    5,944     10.92
    Single family residential real
    estate loans                          27,438    1,904    6.94    31,312    2,633      8.41     39,078    2,991      7.65
    Consumer loans                        46,660    2,854    6.12    40,714    2,994      7.35     37,538    3,049      8.12
    Lease financing(2)                    27,717    2,817   10.16    45,518    4,750     10.44     93,615   10,446     11.16
                                        --------  -------   -----  --------  -------     -----   --------  -------     -----
      Total loans                        479,604   33,681    7.02   553,705   47,285      8.54    541,178   51,211      9.46
                                        --------  -------   -----  --------  -------     -----   --------  -------     -----
        Total interest-earning assets    851,250   53,798    6.32   845,942   65,448      7.74    773,271   67,422      8.72
                                        --------  -------   -----  --------  -------     -----   --------  -------     -----
Non-interest-earning assets:
  Cash                                    15,401                     16,568                        16,762
  Allowance for loan and lease losses     (8,457)                    (8,956)                       (6,263)
  Other assets                            45,235                     42,273                        49,535
                                        --------                   --------                      --------
        Total non-interest-earning
        assets                            52,179                     49,885                        60,034
                                        --------                   --------                      --------
         Total assets                   $903,429                   $895,827                      $833,305
                                        ========                   ========                      ========
Interest-bearing liabilities:
   Interest-bearing deposits:
    NOW and Super NOW                   $107,385    1,310    1.22  $113,406    2,844      2.51   $ 91,975    3,119      3.39
    Money market accounts                 81,281    1,716    2.11    42,382    1,112      2.62     37,223    1,172      3.15
    Passbook and statement savings        32,373      311     .96    28,892      425      1.47     29,752      527      1.77
    Time deposits                        341,604   12,328    3.61   364,891   19,016      5.21    329,874   19,344      5.86
                                        --------  -------   -----  --------  -------     -----   --------  -------     -----
      Total interest-bearing deposits    562,643   15,665    2.78   549,571   23,397      4.26    488,824   24,162      4.94
   Short-term borrowings                  39,500    1,172    2.97    36,513    1,759      4.82     76,515    4,707      6.15
   Long-term debt                        130,591    7,258    5.56   145,566    8,216      5.64    108,752    6,306      5.80
   Capital securities                     20,554    2,230   10.85    20,245    2,278     11.25     17,795    1,907     10.71
                                        --------  -------   -----  --------  -------     -----   --------  -------     -----
      Total interest-bearing
      liabilities                        753,288   26,325    3.49   751,895   35,650      4.74    691,886   37,082      5.35
                                        --------  -------   -----  --------  -------     -----   --------  -------     -----
Non-interest-bearing liabilities:
   Non-interest-bearing deposits          79,853                     77,352                        72,626
   Other liabilities                       7,703                     14,440                        20,652
                                        --------                   --------                      --------
      Total non-interest-bearing
          liabilities                     87,556                     91,792                        93,278
                                        --------                   --------                      --------
        Total liabilities                840,844                    843,687                       785,164
Shareholders' equity                      62,585                     52,140                        48,141
                                        --------                   --------                      --------
     Total liabilities and
         shareholders' equity           $903,429                   $895,827                      $833,305
                                        ========                   ========                      ========

Net interest income                               $27,473                    $29,798                       $30,340
                                                  =======                    =======                       =======
Interest rate spread (4)                                     2.83%                        3.00%                         3.36%
Effect of net interest-free funding
      sources(5)                                              .40                          .52                           .56
                                                           ------                       ------                        ------
Net interest margin (6)                                      3.23%                        3.52%                         3.92%
                                                           ======                       ======                        ======
Average interest-earning assets to
   average interest-bearing
   liabilities                                             113.00%                      112.51%                       111.76%
                                                           ======                       ======                        ======

(1) Includes investment and mortgage-backed securities classified as available for sale. Yield information does not give effect to changes in fair values that are reflected as a component of shareholders' equity.
(2) Interest income and rates are presented on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(3)  Includes loans held for sale.
(4) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Represents the effect on the net interest margin of the difference between non-interest-earning assets and non-interest-bearing liabilities and shareholders' equity.
(6)  Represents net interest income divided by average interest-earning assets.

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

     --------------------------------------------------------------------------------------------------------
     For the years ended December 31,                   2002 vs. 2001                 2001 vs. 2000
     --------------------------------------------------------------------------------------------------------
                                                  Volume     Rate      Total     Volume      Rate      Total
                                                 ------------------------------------------------------------
     Interest-earning assets:
       Interest-earning deposits                   ($ 305)   ($421)    ($726)    $ 234       ($609)    ($375)
       Securities:
         Taxable investment securities               (419)    (261)     (680)   (1,088)       (292)   (1,380)
         Tax-exempt securities                        394      (28)      366         2         231       233
         Mortgage-backed securities                 5,266   (2,272)    2,994     4,773      (1,299)    3,474
                                                   ------  -------   -------    ------     -------     -----
           Total securities                         5,241   (2,561)    2,680     3,687      (1,360)    2,327
       Loans:
         Commercial business                       (5,357)  (3,586)   (8,943)    2,586      (1,745)      841
         Commercial real estate loans                 460   (1,665)   (1,205)    1,720        (509)    1,211
         Construction loans                         1,114   (1,768)     (654)    1,488      (1,357)      131
         Single family residential real estate
           loans                                     (302)    (427)     (729)     (635)        277      (358)
         Consumer loans                               402     (542)     (140)      247        (302)      (55)
         Lease financing                           (1,809)    (124)   (1,933)   (5,061)       (635)   (5,696)
                                                   ------  -------   -------    ------     -------     -----
           Total loans                             (5,492)  (8,112)  (13,604)      345      (4,271)   (3,926)
     --------------------------------------------------------------------------------------------------------
            Interest income                          (556) (11,094)  (11,650)    4,266      (6,240)   (1,974)
     --------------------------------------------------------------------------------------------------------

     Interest-bearing liabilities:
       Deposits:
         NOW and Super NOW                           (144)  (1,390)   (1,534)      636        (911)     (275)
         Money market accounts                        855     (251)      604       151        (211)      (60)
         Passbook and statement savings                46     (160)     (114)      (15)        (87)     (102)
         Time deposits                             (1,151)  (5,537)   (6,688)    1,937      (2,265)     (328)
                                                   ------  -------   -------    ------     -------     -----
           Total deposits                            (394)  (7,338)   (7,732)    2,709      (3,474)     (765)
       Short-term borrowings                          134     (721)     (587)   (2,085)       (863)   (2,948)
       Long-term debt                                (842)    (116)     (958)    2,088        (178)    1,910
       Capital securities                              34      (82)      (48)      273          98       371
     --------------------------------------------------------------------------------------------------------
            Interest expense                       (1,068)  (8,257)   (9,325)    2,985      (4,417)   (1,432)
     --------------------------------------------------------------------------------------------------------

     Net interest income                           $  512  ($2,837)  ($2,325)   $1,281     ($1,823)    ($542)
     ========================================================================================================

Investment and Mortgage-Backed Securities

         Investment and mortgage-backed securities are comprised of the following at December 31, 2002, 2001 and 2000:


                                                         Held to Maturity         Available for Sale
                                                      -------------------------------------------------
                                                       Amortized   Estimated    Amortized    Estimated
      December 31, 2002                                  Cost      Fair Value     Cost      Fair Value
      -------------------------------------------------------------------------------------------------
      FHLB stock                                        $  8,401    $   8,401   $     --    $     --
      U.S. agency obligations                              3,330        3,382     10,653      10,666
      Bank deposits                                           --           --        166         166
      Corporate bonds                                         --           --      8,034       7,676
      Municipal bonds                                     34,805       35,351         --          --
      Equity investments                                      --           --      1,696       1,685
      Mortgage-backed securities                          73,470       74,834    333,139     339,097
      -------------------------------------------------------------------------------------------------
      Total investment and mortgage-backed
        securities                                      $120,006     $121,968   $353,688    $359,290
      =================================================================================================

                                                          Held to Maturity         Available for Sale
                                                      -------------------------------------------------
                                                       Amortized    Estimated    Amortized   Estimated
      December 31, 2001                                  Cost      Fair Value      Cost      Fair Value
      -------------------------------------------------------------------------------------------------
      FHLB stock                                        $  6,500     $  6,500   $     --    $     --
      U.S. agency obligations                             16,808       16,719      2,770       2,774
      Bank deposits                                           --           --        440         440
      Corporate bonds                                         --           --      1,919       1,545
      Municipal bonds                                     14,865       14,801         --          --
      Equity investments                                      --           --      1,923       1,923
      Mortgage-backed securities                              --           --    205,741     205,146
      -------------------------------------------------------------------------------------------------
      Total investment and mortgage-backed
        securities                                       $38,173      $38,020   $212,793    $211,828
      =================================================================================================

                                                         Held to Maturity         Available for Sale
                                                      -------------------------------------------------
      December 31, 2000                                Amortized   Estimated   Amortized    Estimated
                                                         Cost      Fair Value     Cost      Fair Value
      -------------------------------------------------------------------------------------------------
      FHLB stock                                         $ 6,350      $ 6,350   $     --    $    --
      U.S agency obligations                              20,755       19,230     16,524      16,687
      Bank deposits                                           --           --        447         447
      Corporate bonds                                         --           --      1,913       1,570
      Municipal bonds                                     14,835       14,645         --          --
      Equity investments                                      --           --      5,436       2,994
      Mortgage-backed securities                              --           --    183,475     183,468
      -------------------------------------------------------------------------------------------------
      Total investment and mortgage-backed
        securities                                       $41,940      $40,225   $207,795    $205,166
      =================================================================================================

         The following table sets forth the contractual maturities of the investment and mortgage-backed securities at December 31, 2002 by investment type and the weighted average yield for each range of maturities. The yield on municipal bonds is calculated on a tax-equivalent basis.

                                        US Government     Business                                   Weighted
                                          Agencies      Corporations   Municipalities   Total      Average Yield
   -------------------------------------------------------------------------------------------------------------
   Available for sale:
   Due one year or less                  $  8,657          $  176        $    --       $  8,833          1.08%
   Due after one year through 5 years       2,009           6,306             --          8,315          5.23

   Due after 5 years through 10 years          --              --             --             --            --

   Due after 10 years                          --           1,360             --          1,360          2.51
   Mortgage-backed securities             339,097              --             --        339,097          5.91
   Equity securities                           --           1,685             --          1,685           .03
   -------------------------------------------------------------------------------------------------------------
   Total available for sale              $349,763          $9,527        $    --       $359,290          5.73%
   =============================================================================================================

   Held to maturity:
   Due after 5 years through 10 years    $     --          $   --        $   785       $    785          6.83%
   Due after 10 years                       3,331              --         34,020         37,350          6.88
   FHLB stock                               8,401              --             --          8,401          3.25
   Mortgage-backed securities              73,470              --             --         73,470          5.74
   -------------------------------------------------------------------------------------------------------------
   Total held to maturity                $ 85,202              --        $34,805       $120,006          5.93%
   =============================================================================================================

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

         The Company's net loan and lease portfolio, including loans held for sale, totaled $459.4 million at December 31, 2002 or 45.1% of its total assets, a decrease of $61.2 million or 11.8% from the $520.6 million outstanding at December 31, 2001.

         The following table depicts the composition of the Company's loan and lease portfolio, net of unearned income, at December 31 for the years indicated:

At December 31,                   2002                  2001                 2000                 1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
                           Amount     Percent    Amount     Percent    Amount    Percent    Amount    Percent    Amount     Percent
                          ----------------------------------------------------------------------------------------------------------
Commercial business(1)    $ 83,994     18.03%   $146,844     27.68%   $175,972     32.40%   $119,807    23.79%  $ 92,737     21.87%
Commercial  real estate(2) 199,672     42.87     197,394     37.21     178,874     32.93     162,588    32.28    134,380     31.69
Construction                87,728     18.83      77,380     14.58      60,172     11.08      58,813    11.68     44,546     10.51
Single family
 residential mortgage       26,870      5.77      26,518      5.00      34,676      6.39      40,554     8.05     50,086     11.81
Consumer loans              50,105     10.76      44,821      8.45      37,242      6.86      34,918     6.93     28,738      6.78
Lease financing             17,444      3.74      37,572      7.08      56,183     10.34      86,985    17.27     73,499     17.34
                          ----------------------------------------------------------------------------------------------------------
  Total loans and leases   465,813    100.00%    530,529    100.00%    543,119    100.00%    503,665   100.00%   423,986    100.00%
                                      ======                ======                ======               ======               ======
Allowance for loan
  and lease losses          (6,463)               (9,917)               (7,407)               (5,927)             (4,490)
                          --------              --------              --------              --------            --------
  Net loans and leases    $459,350              $520,612              $535,712              $497,738            $419,496
                          ========              ========              ========              ========            ========

(1) Includes $23.3 million of loans classified as held for sale at December 31, 2001.
(2) Includes $2.3 million and $25.3 million of loans classified as held for sale at December 31, 2001 and 1998, respectively.

         The following table sets forth the scheduled contractual maturities of the Company's commercial loans at December 31, 2002. The following table also sets forth the dollar amount of commercial loans scheduled to mature after one year which have fixed or adjustable rates. Loans held for sale are included in the one year or less category.

     -------------------------------------------------------------------------------------------------
                                                                Commercial                Commercial
     At December 31, 2002                                        Mortgage    Construction  Business
     -------------------------------------------------------------------------------------------------
     Amounts due:
        One year or less                                          $45,212      $54,674    $  10,231
        After one year through five years                          23,757       33,054       51,330
        Beyond five years                                          15,025           --      138,111
     -------------------------------------------------------------------------------------------------
          Total                                                   $83,994      $87,728     $199,672
     =================================================================================================
     Interest rate terms on amounts due after one year:
       Fixed                                                      $15,092    $      --    $  71,537
     -------------------------------------------------------------------------------------------------
       Adjustable                                                 $23,690      $33,054     $117,904
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


Risk Elements

         The following table details the Company's underperforming assets at December 31 for the years indicated:

-----------------------------------------------------------------------------------------------------------------------
At December 31,                                           2002        2001          2000          1999         1998
-----------------------------------------------------------------------------------------------------------------------
Loans  and  leases  accounted  for on a  non-accrual
  basis(1)                                              $5,447       $9,331      $ 4,034        $5,701       $3,683
REO, net of related reserves                                --        1,533        1,750            66           --
-----------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                          5,447       10,864        5,784         5,767        3,683
Accruing loans 90 or more days past due                    918        1,125        4,502         2,336        4,030
-----------------------------------------------------------------------------------------------------------------------
Total underperforming assets                            $6,365      $11,989      $10,286        $8,103       $7,713
-----------------------------------------------------------------------------------------------------------------------
Non-performing  assets as a percentage  of net loans
   and leases and real estate owned                       1.19%        2.08%        1.08%         1.16%         .88%
=======================================================================================================================
Non-performing  assets  as  a  percentage  of  total
   assets                                                  .54%        1.28%         .63%          .75%         .57%
=======================================================================================================================
Underperforming  assets as a percentage of net loans
   and leases and real estate owned                       1.39%        2.30%        1.91%         1.63%        1.84%
=======================================================================================================================
Underperforming  assets  as a  percentage  of  total
   assets                                                  .63%        1.41%        1.13%         1.05%        1.19%
=======================================================================================================================

(1) Includes $600,000 in Troubled Debt Restructurings

         Gross interest income that would have been recorded during 2002, 2001 and 2000 if the Company's non-accrual loans and leases at the end of such periods had been performing in accordance with their terms during such periods was $633,000, $811,000 and $351,000, respectively. The amount of interest income that was actually recorded during 2002, 2001 and 2000 with respect to such non-accrual loans and leases amounted to approximately $134,000, $429,000 and $175,000, respectively.

         The $5.4 million of non-accrual loans and leases at December 31, 2002 consists of $326,000 of loans secured by first liens on single-family residential property, $158,000 of loans secured by commercial property, $4.2 million of commercial business loans (of which $600,000 are troubled debt restructurings), $346,000 of consumer loans and $402,000 of lease financing. The largest underperforming customer had an aggregate non-accrual loan balance of $2.8 million that was participated to the Bank, secured by accounts receivable and business assets. The customer has been current in its payments to the Bank but has been identified by Shared National Institutional Credit as a non-accrual credit at the lead bank. While the customer continue to make payments, the ultimate collectibility of all principal and interest is uncertain.

         The accrual of interest on commercial business loans, mortgage loans and leases is generally discontinued when the loans and leases become 90 days past due and when, in management's judgment, it is determined that a reasonable doubt exists as to collectibility. The accrual of interest is also discontinued on residential and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by cash collateral or by real estate with a loan to value less than 75% for first mortgage loans and less than 60% for second mortgage loans. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest collected on such loans is recorded as a contra against the principal balance and only recorded into interest income if the loan is returned to an accruing status; however, subsequent payments of interest on commercial business loans can be recognized on a cash basis provided under management's assessment that full collection of principal is expected and documented. A loan remains on non-accrual status until the factors which indicate doubtful collectibility no longer exist, or the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

         All loans and leases are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. In addition to the loans classified as underperforming at December 31, 2002, other loans with a total principal balance of $2.6 million were identified by management to be possible problem loans. While these borrowers are in compliance with present repayment terms, their financial conditions have caused management to believe that their loans may result in classification as past due or non-accrual at some future time. These loans have been considered in the recognition of impaired loans described below.

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

         The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 2002 and 2001:

                                       Amount in the       Amount in the
                                          Recorded            Recorded
                                       Investment in       Investment in
                                       Impaired Loans      Impaired Loans         Total
                                      for Which There     for Which There       Recorded
                                       is a Related        is No Related      Investment in      Amount of
                                       Allowance for       Allowance for       the Impaired    Allowance for
                                        Loan Losses         Loan Losses           Loans         Loan Losses
         -----------------------------------------------------------------------------------------------------
         At December 31, 2002
         -----------------------------------------------------------------------------------------------------
         Commercial business                 $ 7,512           $  --             $ 7,512           $1,304
         Commercial real estate                  270              --                 270               27
         Construction                             --              --                  --               --
         -----------------------------------------------------------------------------------------------------
         Total                               $ 7,782           $  --             $ 7,782           $1,331
         -----------------------------------------------------------------------------------------------------

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
         -----------------------------------------------------------------------------------------------------

         Primarily all of the impaired loans were measured based on the fair value of collateral. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 were $12.1 million, $12.3 million and $3.8 million, respectively. Interest income recognized on impaired loans totaled $364,000 for 2002, $538,000 for 2001 and $176,000 for 2000.

         The amount of impaired loans is not directly comparable with the amount of underperforming loans previously disclosed. The primary differences between underperforming loans and impaired loans are: i) all loan categories are considered in determining underperforming loans while impaired loan recognition is limited to commercial business loans, commercial real estate loans and construction loans; and ii) impaired loan recognition considers not only loans 90 days or more past due and non-accrual loans but also may include possible problem loans other than delinquent loans. At December 31, 2002, the balance of impaired loans included non-accrual loans of $4.4 million and loans 90 days or more past due of $836,000. At December 31, 2001, the balance of impaired loans included non-accrual loans of $7.1 million and loans 90 days or more past due of $983,000.

         The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

--------------------------------------------------------------------------------------------------------------------------
At of December 31,                                              2002                  2001                   2000
--------------------------------------------------------------------------------------------------------------------------
                                                           Amount    Percent    Amount     Percent     Amount     Percent
                                                           ------    -------   -------     -------   --------     -------
Delinquencies:
     30 to 59 days                                         $3,205      .69%    $ 4,214       .80%     $ 6,255      1.15%
     60 to 89 days                                          1,511      .32       5,962      1.12        1,480       .27
     90 or more days                                          918      .20       1,125       .21        4,502       .83
--------------------------------------------------------------------------------------------------------------------------
           Total                                           $5,634     1.21%     $11,301     2.13%     $12,237      2.25%
==========================================================================================================================


Concentrations of Credit Risk

         The Company extends credit through loans and leases in the normal course of business to its customers, a significant number of whom operate or reside within southeastern Pennsylvania and surrounding business areas. The ability of its customers to meet contractual obligations is, to some extent, dependent upon the conditions of this regional economy.

         In addition, certain groups of borrowers share characteristics which, given current economic conditions may affect their ability to meet contractual obligations. These customers and their credit extensions at December 31, 2002, include: retail consumers that account for 17% of all credit extensions; commercial mortgages and construction that account for 49%; residential construction that account for 12%; and commercial business that accounts for 22%.

Summary of Loan and Lease Loss Experience

         The following table details the allocation of the allowance for loan and lease losses to the various categories at the dates indicated. The allocation is not necessarily indicative of the categories in which future losses will occur, and the entire allowance is available to absorb losses in any category of loans or leases.

----------------------------------------------------------------------------------------------------------------------------
At December 31,              2002                2001                 2000                 1999                 1998
----------------------------------------------------------------------------------------------------------------------------
                                Percent             Percent              Percent              Percent              Percent
                                of Loans            Loans to             Loans to             Loans to            Loans to
                                to Total             Total                Total                Total                Total
                                 Loans               Loans                Loans                Loans                Loans
                                  and                  and                 and                  and                  and
                        Amount   Leases    Amount   Leases(1)   Amount    Leases     Amount    Leases    Amount     Leases
----------------------------------------------------------------------------------------------------------------------------
Commercial business     $2,691    18.03%    $5,062    24.47%     $2,342    32.40%     $1,256     23.79%    $ 930     21.87%
Commercial real
 estate                  1,728    42.87      2,441    38.64       2,332    32.93       1,384     32.28     1,134     31.69
Construction             1,261    18.83      1,030    15.32       1,068    11.08         885     11.68       652     10.51
Single family
 residential mortgage       64     5.77         89     5.25         176     6.39         436      8.05       116     11.81
Consumer                   273    10.76        229     8.88          15     6.86          39      6.93        39      6.78
Lease financing            446     3.74      1,066     7.44       1,474    10.34       1,927     17.27     1,619     17.34
----------------------------------------------------------------------------------------------------------------------------
   Total                $6,463   100.00%    $9,917   100.00%     $7,407   100.00%     $5,927    100.00%   $4,490    100.00%
============================================================================================================================

(1) Does not include loans held for sale.

         The following table details the Company's allowance for loan and lease losses for the periods indicated:

---------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                            2002        2001         2000         1999          1998
---------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding                  $479,604      $553,705     $541,178     $454,479      $373,545
---------------------------------------------------------------------------------------------------------------------
Balance beginning of period                             $9,917        $7,407       $5,927       $4,490        $3,863
Charge-offs:
     Commercial business:
         TechBanc                                        4,577         2,378        1,268           --            --
         All other commercial business                     535           309          449           --             2
---------------------------------------------------------------------------------------------------------------------
             Total commercial business                   5,112         2,687        1,717           --             2
     Commercial real estate                                757            42           --           --            --
     Single family residential mortgage                     --            10           52           79            --
     Consumer                                               20            30           10            2            72
     Lease financing                                     2,165         2,530        1,839        2,473           681
---------------------------------------------------------------------------------------------------------------------
         Total charge-offs                               8,054         5,299        3,618        2,554           755
---------------------------------------------------------------------------------------------------------------------
Recoveries:
     Commercial business:
         TechBanc                                          410           430          113           17           115
         All other commercial business                      45            17            8            1            13
---------------------------------------------------------------------------------------------------------------------
             Total commercial business                     455           447          121           18           128
     Commercial real estate                                  9            --            7           --             5
     Construction                                           --            --           --           --             2
     Single family residential mortgage                     --            11            2           --             1
     Consumer                                                3             5            6           16            12
     Lease financing                                       319           230          546          409           275
---------------------------------------------------- ------------ ------------ ------------ ------------- -----------
         Total recoveries                                  786           693          682          443           423
---------------------------------------------------------------------------------------------------------------------
Net charge-offs                                          7,268         4,606        2,936        2,111           332
Provision for loan and lease losses                      3,814         7,116        4,416        3,548           959
---------------------------------------------------- ------------ ------------ ------------ ------------- -----------
Balance at end of period                                $6,463        $9,917       $7,407       $5,927        $4,490
=====================================================================================================================
Specific Valuation Allowance on Impaired Loans             314           354           --           13            16
---------------------------------------------------------------------------------------------------------------------
Ratio  of net  charge-offs  during  the  period  to
  average loans and leases  outstanding  during the
  period                                                 1.52%          .83%         .54%         .46%          .09%
---------------------------------------------------------------------------------------------------------------------
Ratio of  allowance  for loan and  lease  losses to
  non-performing loans and leases at end of period     118.65%       106.28%      183.61%      103.96%       121.91%
---------------------------------------------------------------------------------------------------------------------
Ratio of  allowance  for loan and  lease  losses to
  under-performing  loans  and  leases  at  end  of
  period(1)                                            101.54%        94.85%       86.77%       73.75%        58.21%
---------------------------------------------------------------------------------------------------------------------
Ratio of  allowance  for loan and  lease  losses to
  total loans and leases at end of period                1.39%         1.87%        1.36%        1.18%         1.06%
---------------------------------------------------------------------------------------------------------------------

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

Deposits

         Certificates of deposit in amounts of $100,000 or more were $105.2 million, $124.6 million and $125.5 million at December 31, 2002, 2001 and 2000, including brokered certificates of deposits of $36.9 million, $29.4 million and $30.0 million, respectively.

         The following table presents the remaining maturity of certificates of deposits of $100,000 or more at December 31, 2002:

-----------------------------------------------------------------------------------------------------------------
Remaining Maturity                                            > 3 months         > 6 months        > 12 months
At December 31, 2002                     3 months or less  through 6 months   through 12 months
-----------------------------------------------------------------------------------------------------------------
Certificates  of  Deposit  $100,000  or      $33,089            $36,264             $19,337            $16,508
more
=================================================================================================================

Short-Term Borrowings

         The following table presents certain information regarding short-term securities sold under agreement to repurchase:

-------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                       2002              2001                  2000
-------------------------------------------------------------------------------------------------------------------------------
    Balance outstanding at end of period                             $81,125           $    --               $53,700
    Weighted average interest rate at end of period                     2.35%               --%                 6.34%
    Average balance outstanding                                      $35,515           $35,303               $66,259
    Weighted average interest rate during the period                    3.02%             4.78%                 6.06%
    Maximum amount outstanding at any month-end during the period    $81,125           $67,499               $77,710

Contractual Obligations and Commercial Commitments

         The following table presents future payments under contractual cash obligations as of December 31, 2002:

                                                                       Payments Due by Period
                                      -----------------------------------------------------------------------------------------
Contractual Obligations                Less than 1 Year    1 Through 3 Years    4 Through 5 Years    After 5 Years    Total
-------------------------------------------------------------------------------------------------------------------------------
Long-term Debt                              $    --             $71,259              $13,802            $36,666      $121,727
Capital Securities(1)                            --                  --                   --             29,750        29,750
Operating Leases                              1,271               2,268                1,594                 --         5,133
                                      -----------------------------------------------------------------------------------------
Total Contractual Obligations                $1,271             $73,527              $15,396            $66,416      $156,610
                                      =========================================================================================

(1)Gross of deferred costs

         The following table presents possible future payments under outstanding commitments as of December 31, 2002:

                                                             Amount of Commitment Expiration by Period
                                      -----------------------------------------------------------------------------------------
Commercial Commitments                 Less than 1 Year   1 Through 3 Years   4 Through 5 Years    After 5 Years      Total
-------------------------------------------------------------------------------------------------------------------------------
Unused Lines of Credit                      $95,237            $49,566              $ --                $ --         $144,803
Commitments to Extend Credit                 52,601                 --                --                  --           52,601
Letters of Credit                             6,543              1,090                --                  --            7,633
                                      -----------------------------------------------------------------------------------------
Total Commercial Commitments               $154,381            $50,656              $ --                $ --         $205,037
                                      =========================================================================================

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

                                     Less than        Three months to
                                   three months          one year          One to five years    Five to ten years   Over ten years
At December 31, 2002            Amount  Yield/Rate   Amount   Yield/Rate   Amount Yield/Rate   Amount  Yield/Rate  Amount Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earnings assets (1)
  Interest-earning deposits     $ 17,570     1.15% $     --        --%   $     --        --%  $     --     --%   $     --      --%
  Investment securities           22,944     2.33     4,705      6.54      15,456      6.26     23,570   6.89         410    7.17
  Mortgage-backed securities      25,114     5.02   118,644      4.97     205,505      5.08     54,802   5.01       2,544    5.37
  Commercial business             58,355     5.62     8,322      7.06      10,671      7.56      2,078   6.99         200    6.30
  Commercial real estate loans    39,462     6.20    27,806      7.78     126,884      7.68      5,921   7.68          83    8.11
  Construction loans              86,058     6.31     2,267      7.40          --        --         --     --          --      --
  Single family residential        3,203     6.28    17,642      5.86       5,296      7.12        424   7.48          21    7.48
  Consumer loans                  29,534     4.34     2,862      7.60      10,878      7.42      4,581   7.60       1,698    7.74
  Lease financing                  1,998    10.10     9,400     10.10       5,334     10.10         --     --          --      --
                                ----------------------------------------------------------------------------------------------------
Total interest-earning
 assets                         $284,238     5.22% $191,648      5.91%   $380,024      6.23%  $ 91,376   5.86%   $  4,956    6.42%
                                ====================================================================================================

Interest-bearing liabilities: (2)
  Money market deposits         $  8,023     1.96% $ 16,048      1.96%    $52,782      1.96%  $ 21,110   1.96%   $  7,600    1.96%
  NOW and Super NOW                5,071     1.06    15,212      1.06      49,607      1.06     20,280   1.06       3,012    1.06
  Passbook and statement             855      .74     2,565       .74      18,781       .74      8,536    .74       3,411     .74
      savings
  Time deposits                   87,416     2.77   169,176      2.84     101,839      4.02        139   4.08          --      --
  Short-term borrowings           86,795     1.92    10,087      5.63          --        --         --     --          --      --
  Long-term debt                      --      --         --        --     121,727      5.19         --     --          --      --
  Capital securities              10,000     4.96     5,000      4.76          --        --         --     --      14,750   10.88
                                ----------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                    $198,160     2.42% $218,088      2.80%   $344,736      3.52%  $ 50,065   1.39%   $ 28,773    6.29%
                                ====================================================================================================
Excess (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities                   $ 86,078           $(26,440)              $35,288             $ 41,311           $(23,817)
                                ====================================================================================================
Cumulative excess of
  interest-earning assets over
  interest-bearing liabilities  $ 86,078            $59,638               $94,926             $136,237           $112,420
                                ====================================================================================================
Cumulative excess of
  interest-earning assets over
  interest-bearing liabilities
  as a percent of total assets      8.46%              5.86%                 9.33%               13.38%             11.04%
                                ====================================================================================================

(1) Adjustable and floating-rate items are included in the period in which interest rates are next scheduled to reprice rather than in the period in which they are due, and fixed rate loans are included in period in which they are scheduled to be repaid or are estimated to prepay. Loan balances have been reduced for non-accrual loans, which amounted to $5.4 million at December 31, 2002. Interest earning assets do not include loan loss reserves, deferred loan fees, and mark-to market adjustment on available for sale securities.

(2) Money market deposits, savings accounts, and NOW accounts are estimated in terms of repricing and balance sensitivity; the estimates are necessarily subjective due to the indeterminate maturity of the accounts.
    Interest-bearing liabilities do not include deferred costs on capital securities.
..

         The Company also monitors its interest rate sensitivity using a model which estimates the change in its net portfolio value ("NPV") in the event of a range of assumed changes in market interest rates. NPV is defined as the current market value of the Bank's assets, less the current market value of its liabilities, plus or minus the current value of off-balance-sheet items. The change in NPV measures the Bank's vulnerability to changes in interest rates by estimating the change in the market value of its assets, liabilities and off-balance-sheet items as a result of an instantaneous change in the general level of interest rates.

            As market interest rates decrease, the average maturities of the Bank's loans and investment securities shorten due to quicker prepayments, which would cause a relatively moderate increase in their value. Most of the Bank's deposit account rates have less sensitive rate movements than that of market rates, which results in the value of deposits decreasing more quickly than the value of assets increasing. As market rates increase, the average maturities of many of the Bank's assets would extend due to slowing prepayments, while most liabilities, including deposits, have less sensitivity to market rates, resulting in a decline in the value of assets, which would exceed the increasing value of the liabilities.

         The following table lists the percentage change in the Bank's net portfolio value (NPV) assuming an immediate rise or fall in interest rates of 100, 200 and 300 basis points from the level at December 31, 2002.

                                              Net Portfolio Value                     Net Portfolio Value as a % of Assets
                             ------------------------------------------------------------------------------------------------
       Change in Rates in                                                              Net Portfolio
          Basis Points         Dollar Amount     Dollar Change    Percentage Change     Value Ratio      Basis Point Change
      -----------------------------------------------------------------------------------------------------------------------
               300                $66,677           $(25,090)          (27.3)%               6.99%               (201)
               200                 77,906            (13,861)          (15.1)                7.97                (103)
               100                 87,742             (4,025)           (4.4)                8.77                 (23)
              Flat                 91,767                 --              --                 9.00                  --
              (100)                88,087             (3,680)           (4.0)                8.54                 (46)

         The calculations in the NPV table above indicate that the Bank's NPV would be adversely affected by increases or decreases interest rates. The table does not assume negative interest rates and therefore only reflects an interest rate reduction of 100 basis points. In addition, the Bank is deemed to have minimal interest rate risk under applicable regulatory capital requirements.

         The Company also performs models on net interest income sensitivity to changing rates across a wide range of rate scenarios. The Company projects net interest income in a rising rate scenario of 200 basis points over a 24-month period as well as a 200 basis point decrease in a declining rate scenario during this same period. The Company then determines its interest rate sensitivity by calculating the difference in net interest income in the rising and declining rate scenarios versus the flat rate scenario. Based on this analysis at December 31, 2002 the Company would experience an approximate 3.5% increase in net interest income over a one year period if rates rise 200 basis points in comparison to a flat rate scenario and an approximate 1.1% decrease in net interest income if rates decline 200 basis points.

         For all of the models, including net interest income sensitivity, NPV and GAP, certain assumptions have to be made that may or may not actually reflect how actual yields and costs will react to market interest rates. For example, the NPV model assumes that the makeup of the Bank's interest rate sensitive assets and liabilities will remain constant over the period being measured. Thus, although using such a model can be instructive in providing an indication of the Company's exposure to interest rate risk, it cannot precisely forecast the effects of a change in market interest rates, and the results indicated by the model are likely to differ from actual results. Modeling net interest income across a wide range of scenarios allows the Company to make assumptions on future growth of the balance sheet.

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
(Dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                                     2002          2001
--------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from other financial institutions:
   Non-interest earning                                                                          $   20,650       $ 21,250
   Interest earning                                                                                  17,570         11,276
Investments and mortgage-backed securities:
   Available for sale at fair value (amortized cost: $353,688 in 2002 and $212,793 in 2001)         211,828        359,290
   Held to maturity at amortized cost (fair value: $121,968 in 2002 and $38,020 in 2001              38,173        120,006
Loans and leases, net (net of reserves: $6,463 in 2002 and $9,917 in 2001)                          459,350        495,025
Loans held for sale                                                                                      --         25,587
Investments in unconsolidated entities                                                                  999          1,985
Premises and equipment, net                                                                          26,726         26,038
Accrued interest receivable                                                                           4,804          4,551
Net deferred income tax assets                                                                        3,357          4,839
Other assets                                                                                          5,092         10,828
                                                                                                 ----------       --------
         Total assets                                                                            $1,017,844       $851,380
                                                                                                 ==========       ========

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
         Non-interest-bearing                                                                    $  100,075       $ 84,783
         Interest-bearing                                                                           591,463        544,740
   Short-term borrowings:
         Securities sold under agreement to repurchase                                               81,125             --
         Other short-term borrowings                                                                 15,757            200
   Long-term debt                                                                                   121,727        137,368
   Subordinated debt                                                                                     --          3,000
   Capital securities                                                                                20,260
                                                                                                                    28,836
   Accrued interest payable                                                                           3,554          3,526
   Deferred tax liabilities                                                                           1,609
                                                                                                                     3,326
   Other liabilities                                                                                  5,252          5,295
                                                                                                 ----------       --------
         Total liabilities                                                                          951,115        800,781
                                                                                                 ----------       --------

Commitments and contingencies (Note 16)
Shareholders' equity:
   Serial preferred stock--$.01 par value; 1,000,000 shares authorized but unissued                      --             --
   Junior participating preferred stock--$.01 par value; 1,010 shares authorized but unissued            --             --
   Common stock--$1 par value; 12,000,000 shares authorized; and 7,058,000 and 5,818,000
     shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively           7,058          5,818
   Treasury stock (114,000 and 84,000 shares at December 31, 2002 and December 31, 2001,
     respectively) (628)                                                                             (1,050)
   Unearned Employee Stock Ownership Plan shares (169,000 and 182,000 shares at December 31,
     2002 and December 31, 2001, respectively)                                                       (1,341)        (1,448)
   Unearned compensation-- restricted stock awards                                                      (75)          (107)
   Capital surplus                                                                                   51,536         44,029
   Retained earnings                                                                                  6,936          3,620
   Net accumulated other comprehensive income (loss)                                                  3,665           (685)
                                                                                                 ----------       --------
         Total  shareholders' equity                                                                 66,729         50,599
                                                                                                 ----------       --------
         Total liabilities and shareholders' equity                                              $1,017,844       $851,380
                                                                                                 ==========       ========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income
(Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                        2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------
Interest  income:
   Loans and leases                                                                    $33,636        $47,215         $51,132
   Mortgage-backed securities                                                           16,929         13,935          10,461
   Investment securities                                                                 2,451          2,890           4,115
   Other                                                                                   219            945           1,320
                                                                                        ------        -------          ------
       Total interest income                                                            53,235         64,985          67,028
                                                                                        ------        -------          ------
Interest expense:
   Deposits                                                                             15,665         23,397          24,162
   Short-term borrowings                                                                 1,172          1,759           4,707
   Long-term debt                                                                        7,258          8,216           6,306
   Capital securities                                                                    2,230          2,278           1,907
                                                                                        ------        -------          ------
       Total interest expense                                                           26,325         35,650          37,082
                                                                                        ------        -------          ------
Net interest income                                                                     26,910         29,335          29,946
Provision for loan and lease losses                                                      3,814          7,116           4,416
                                                                                        ------        -------          ------
Net interest income after provision for loan and lease losses                           23,096         22,219          25,530
                                                                                        ------        -------          ------
Non-interest income:
   Service charges on deposits                                                           3,685          2,616           2,236
   Lease financing fees                                                                    218            751           1,433
   Mutual fund, annuity and insurance commissions                                        2,781          3,094           4,605
   Loan brokerage and advisory fees                                                      1,142          1,319           2,193
   Private equity fund management fees                                                     247          2,457           2,235
   Gain on sale of securities                                                              655          2,819             533
   Gain on sale of loan and lease receivables                                              701            975             667
   Gain on sale of investments in unconsolidated entities                                   11            802              --
   Gain on sale of real estate                                                           1,646             --              --
   Gain on sale of leasing division                                                         --             --           1,686
   Loss on extinguishment of debt                                                          (55)          (301)             --
   Client warrant income (loss)                                                          1,947         (1,948)          3,523
   Equity (loss) in unconsolidated entities                                                 88           (634)         (2,791)
   Other                                                                                 2,253          3,860           3,222
                                                                                        ------        -------          ------
       Total non-interest income                                                        15,319         15,810          19,542
                                                                                        ------        -------          ------
Non-interest expense:
   Salaries and employee benefits                                                       16,025         19,159          20,180
   Occupancy                                                                             2,591          2,541           2,302
   Data processing                                                                         911          1,001           1,098
   Professional services                                                                 2,528          3,662           2,466
   Furniture, fixtures and equipment                                                     2,071          2,234           2,147
   Loan and real estate owned expenses, net                                                995          1,394           1,228
   Goodwill and other intangible assets impairment losses and amortization               1,032            697             898
   Other                                                                                 5,997          6,597           6,080
                                                                                        ------        -------          ------
       Total non-interest expense                                                       32,150         37,285          36,399
                                                                                        ------        -------          ------
Income from continuing operations before income taxes                                    6,265            744           8,673
Income tax expense                                                                       2,269            200           3,016
                                                                                        ------        -------          ------
Income from continuing operations                                                        3,996            544           5,657
Gain on sale of discontinued operations (net of tax expense of $1,035)                      --             --           1,519
Income from discontinued operations (net of tax expense of $30)                             --             --             123
                                                                                        ------        -------          ------
Net income                                                                              $3,996        $   544          $7,299
                                                                                        ======        =======          ======

Basic income, per common share, from continuing operations                                $.60           $.10           $ .98
Diluted income, per common share, from continuing operations                               .59            .10             .95
Basic earnings per common share                                                            .60            .10            1.26
Diluted earnings per common share                                                          .59            .10            1.22
Dividends per common share                                                                 .10            .12             .21
Average common shares outstanding                                                    6,658,880      5,599,358       5,793,607
Diluted average common shares outstanding                                            6,827,539      5,717,568       5,984,594

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity and  Comprehensive Income
(Dollars in thousands)

For the years ended December 31, 2002, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Unearned                           Net
                                                                                  Compensation                      Accumulated
                                                                      Unearned     Restricted                          Other
                                                   Common   Treasury    ESOP         Stock      Capital   Retained  Comprehensive
                                                    Stock    Stock     Shares        Awards     Surplus   Earnings  Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                         $5,680   $(1,963)      $(64)     $(1,051)    $42,612     $1,361       $1,234

Issuance of stock under employee benefit
  plans (24,239 common shares; 6,154
  treasury shares; 14,011 ESOP shares)                 24        80         64          192         325         --           --
Retirement of restricted stock awards
  (84 common shares)                                   --        --         --            1           (1)       --           --
Net income                                             --        --         --           --          --      7,299           --
Other comprehensive loss, net of tax (a)               --        --         --           --          --         --       (3,033)

Net comprehensive income

Purchase of treasury stock
  (205,500 treasury shares)                            --    (2,165)        --           --          --         --           --
Acquisition of subsidiary
  (60,000 treasury shares)                             --       800         --           --          --         --           --
Cash dividend declared                                 --        --         --           --          --     (1,235)          --
Distribution of stock dividend
    (109,833 common shares;
     166,596 treasury shares)                         110     2,003         --           --       1,464     (3,577)          --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        5,814    (1,245)        --         (858)     44,400      3,848       (1,799)
Issuance of stock under employee
  benefit plans (44,309 common shares;
  6,484 ESOP shares)                                   44        --         52          223         244         --           --
Retirement of restricted stock awards
  (40,352 common shares)                              (40)       --         --          528        (488)        --           --
Net income                                             --        --         --           --          --        544           --
Other comprehensive income, net of tax (a)             --        --         --           --          --         --        1,114

Net comprehensive income

Purchase of treasury stock
  (147,500 treasury shares)                            --    (1,105)        --           --          --         --           --
Shares acquired for ESOP
  (188,700 ESOP shares)                                --     1,722     (1,500)          --        (127)       (95)          --
Cash dividend declared                                 --        --         --           --          --       (677)          --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                        5,818      (628)    (1,448)        (107)     44,029      3,620         (685)
Issuance of stock under employee benefit
  plans (88,429 common shares;
  13,506 ESOP shares)                                  89                  107           12         415
Retirement of restricted stock awards
  (1,694 common shares)(2)                                                               20         (18)
Net income                                                                                                   3,996
Other comprehensive income, net of tax (a)                                                                                4,350

Net comprehensive income

Purchase of treasury stock
  (50,000 treasury shares)                                     (566)
Sale of treasury stock
  (19,813 treasury shares)                                      144                                  39
Issuance of stock under private
  placement (1,153,330 common shares)               1,153                                         7,071
Cash dividend declared                                                                                        (680)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                       $7,058   $(1,050)   $(1,341)        $(75)    $51,536     $6,936       $3,665
===================================================================================================================================

For the years ended December 31, 2002, 2001 and 2000
-------------------------------------------------------------------------------


                                                                      Total
                                                  Comprehensive   Shareholders'
                                                      Income          Equity
-------------------------------------------------------------------------------
Balance at January 1, 2000                                            $47,809

Issuance of stock under employee benefit
  plans (24,239 common shares; 6,154
  treasury shares; 14,011 ESOP shares)                                    685
Retirement of restricted stock awards
  (84 common shares)                                                       --
Net income                                              $7,299          7,299
Other comprehensive loss, net of tax (a)                (3,033)        (3,033)
                                                        ------
Net comprehensive income                                $4,266
                                                        ======
Purchase of treasury stock
  (205,500 treasury shares)                                            (2,165)
Acquisition of subsidiary
  (60,000 treasury shares)                                                800
Cash dividend declared                                                 (1,235)
Distribution of stock dividend
    (109,833 common shares;
     166,596 treasury shares)                                              --
--------------------------------------------------                  -----------
Balance at December 31, 2000                                           50,160
Issuance of stock under employee
  benefit plans (44,309 common shares;
  6,484 ESOP shares)                                                      563
Retirement of restricted stock awards
  (40,352 common shares)                                                   --
Net income                                              $  544            544
Other comprehensive income, net of tax (a)               1,114          1,114
                                                        ------
Net comprehensive income                                $1,658
                                                        ======
Purchase of treasury stock
  (147,500 treasury shares)                                            (1,105)
Shares acquired for ESOP
  (188,700 ESOP shares)                                                    --
Cash dividend declared                                                   (677)
--------------------------------------------------                  -----------
Balance at December 31, 2001                                           50,599
Issuance of stock under employee benefit
  plans (88,429 common shares;
  13,506 ESOP shares)                                                     623
Retirement of restricted stock awards
  (1,694 common shares)(2)                                                 --
Net income                                              $3,996          3,996
Other comprehensive income, net of tax (a)               4,350          4,350
                                                        ------
Net comprehensive income                                $8,346
                                                        ======
Purchase of treasury stock
  (50,000 treasury shares)                                               (566)
Sale of treasury stock
  (19,813 treasury shares)                                                183
Issuance of stock under private
  placement (1,153,330 common shares)                                   8,224
Cash dividend declared                                                   (680)
--------------------------------------------------                  -----------
Balance at December 31, 2002                                          $66,729
==================================================                  ===========

(a) Calculation of other comprehensive income (loss) net of tax:                         2002      2001       2000
-------------------------------------------------------------------------------------------------------------------
    Unrealized holding gains (losses) arising during the period,  net of tax            $4,782    $3,172   $(2,681)
    Less: Reclassification adjustment for gains included in net income, net of tax         432     2,058       352
                                                                                        ------    ------   -------
    Other comprehensive income (loss),  net of tax                                      $4,350    $1,114   $(3,033)
                                                                                        ======    ======   =======

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------------
For  the years ended December 31,                                                  2002                2001               2000
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Income from continuing operations                                                  $  3,996      $      544          $    5,657
   Add (deduct) items not affecting cash flows from continuing operations:
     Depreciation and amortization of premises and equipment, servicing rights
       and deferred debt issuance costs                                                  2,585           2,403               2,261
     Impairment and amortization of goodwill and other intangible assets                 1,032             697                 898
     Provision for loan and lease losses                                                 3,814           7,116               4,416
     Deferred income tax expense (benefit)                                                 693          (1,587)             (2,160)
     Gain on sale of leasing division                                                       --              --              (1,686)
     Gain on sale of loans and leases                                                     (701)           (975)               (667)
     Gain on sale of securities available for sale                                        (655)         (2,819)               (533)
     Gain on sale of investments in unconsolidated entities                                (11)           (802)                 --
     Gain on sale of real estate                                                        (1,646)             --                  --
     Accretion of deferred loan and lease fees and expenses                             (1,295)         (2,138)             (2,572)
     Amortization of premiums/accretion of discounts and write-downs on securities       1,896           1,287                 216
     Client warrant (income) loss                                                       (1,947)          1,948              (3,523)
     (Equity) loss in unconsolidated entities                                              (88)            634               2,791
     Other, net                                                                            367              57                 297
   Net proceeds from sales of trading securities                                           --               --                 996
   (Increase) decrease in accrued interest receivable                                     (392)          1,074              (1,463)
   (Increase) decrease in other assets                                                   3,217          (3,191)              1,351
   Increase (decrease) in other liabilities                                               (856)        (18,801)             11,820
   Increase (decrease) in accrued interest payable                                         264          (2,324)              2,883
                                                                                      --------       ---------           ---------
     Net cash flows provided by (used in) continuing operations                         10,273         (16,877)             20,982
   Net cash flows used in discontinued operations                                           --              --              (1,917)
                                                                                      --------       ---------           ---------
   Net cash flows provided by (used in) operating activities                            10,273         (16,877)             19,065
   Cash flows from investing activities:
   Capital expenditures                                                                 (4,672)         (8,530)             (5,012)
   Purchases of investment and mortgage-backed securities available for sale          (295,205)       (227,407)            (84,200)
   Purchases of investment and mortgage-backed securities held to maturity            (103,824)         (1,301)             (7,599)
   Repayments on mortgage-backed securities available for sale                          89,678          92,750              17,127
   Repayments on mortgage-backed securities held to maturity                             6,374              --                  --
   Proceeds from sales, maturities and calls of investment and mortgage-backed
   securities    available for sale                                                     65,480         128,528              10,323
   Proceeds from redemptions and calls of investment securities held to maturity        15,499           5,099                  --
   Proceeds from sale of investment in NewSeasons Assisted Living Communities
   Series B and C preferred stock                                                           --           1,792                  --
   Proceeds from sale of investments in unconsolidated entities                             39           2,533                  --
   Proceeds from sale of loan and lease receivables                                     17,770          24,430              23,419
   Net cash paid in sale of TechBanc                                                   (21,399)             --                  --
   Proceeds from sale of AMIC division of PRA in 2001 and leasing division in  2000         --             500              32,460
   Net cash received in acquisition of banking offices                                      --          19,328                  --
   Investment in real estate owned                                                        (637)         (1,188)             (4,314)
   Proceeds from sale of real estate owned                                               9,334           3,798               8,226
   Proceeds from sale of discontinued teleservices operations                              --               --               4,944
   Net (increase) decrease in total loans and leases                                    13,449          (5,712)            (99,318)
   Net (investment in) distribution from unconsolidated entities                         1,046            (313)               (268)
   Other, net                                                                              (84)           (125)               (375)
                                                                                      --------       ---------           ---------
   Net cash flows provided by (used in) investing activities                          (207,152)         34,182            (104,587)
                                                                                      --------       ---------           ---------
   Cash flows from financing activities:
   Net increase in demand, NOW and savings deposits                                     65,895          11,187              44,974
   Net increase (decrease) in time deposits                                             42,340         (25,668)             51,130
   Net increase (decrease) in short-term borrowings                                     77,541         (79,292)               (407)
   Proceeds from issuance of long-term debt                                              3,500           45,500             47,000
   Early extinguishment of long-term debt                                                   --         (10,000)                 --
   Repayments and calls and of long-term debt                                               --         (10,000)            (15,000)
   Early extinguishment of subordinated debt                                            (3,030)             --                  --
   Proceeds from issuance of capital securities                                         15,000              --               6,000
   Early extinguishment of capital securities                                           (6,275)             --                  --
   Net proceeds from issuance of common stock in private placement                       8,224              --                  --
   Net proceeds from issuance of common stock under employee benefit plans                 441             279                 296
   Purchase of treasury stock                                                             (566)         (1,105)             (2,165)
   Net proceeds from sale of treasury stock                                                183              --                  --
   Dividends paid                                                                         (680)           (677)             (1,235)
                                                                                      --------       ---------           ---------
   Net cash flows provided by (used in) financing activities                           202,573         (69,776)            130,593
                                                                                      --------       ---------           ---------
   Net increase (decrease) in cash and cash equivalents                                  5,694         (52,471)             45,071
   Cash and cash equivalents:
   Beginning of year                                                                    32,526          84,997              39,926
                                                                                      --------       ---------           ---------
   End of year                                                                        $ 38,220       $  32,526           $  84,997
                                                                                      ========       =========           =========

(Dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------------
For  the years ended December 31,                                                        2002           2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
   Net conversion of loans receivable to real estate owned                            $  3,326        $  1,987          $  5,696
   Transfer of loans from portfolio to held for sale                                        --          25,587                --
    Notes received in sale of investment in NewSeasons Assisted Living
       Communities Series B and C preferred stock                                           --           4,180                --
   Exercise of client warrants                                                              --              --             1,986
   Treasury shares issued in purchase of subsidiary                                         --              --               800

Cash payments for:
      Income taxes for continuing operations                                          $    269        $  4,776          $  1,998
      Income taxes for discontinued operations                                              --              --               759
      Interest                                                                          26,173          37,841            34,080

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

         Significant estimates are made by management in determining the allowance for loan and lease losses and carrying values of real estate owned. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. Since the allowance for loan and lease losses and carrying value of real estate assets is dependent, to a great extent, on general and other conditions that may be beyond the Company's control, it is possible that the Company's estimates of the allowance for loan and lease losses and the carrying values of the real estate assets could differ materially in the future.

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

Federal Income Taxes

         The Company and its subsidiaries file a consolidated Federal income tax return. Certain items of income and expense (primarily net operating losses, depreciation, provision for loan and lease losses, and real estate owned losses) are reported in different periods for tax purposes. Deferred taxes are provided on such temporary differences existing between financial and income tax reporting subject to the deferred tax asset realization criteria required under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109").

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

         The accrual of interest on commercial loans and leases is discontinued when they become 90 days past due and when, in management's judgment, it is determined that a reasonable doubt exists as to their collectibility. The accrual of interest is also discontinued on residential mortgage and consumer loans when such loans become 90 days past due, except for those loans in the process of collection which are secured by real estate and have a loan to value ratio less than 75% for first mortgage loans and 60% for second mortgage loans. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest collected on such loans is recorded as a contra against the principal balance and only recorded into interest income if the loan is returned to an accruing status; however, subsequent payments of interest on commercial business loans can be recognized on a cash basis provided under management's assessment that full collection of principal is expected and documented.

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

Allowance for Loan and Lease Losses

         An allowance for loan and lease losses is maintained at a level that management considers adequate to provide for probable losses in the loan and lease portfolio. Management's periodic evaluation of the adequacy of the allowance is based upon examination of the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses includes reserves for impaired loans. All non-accrual commercial business, commercial mortgage and construction loans are considered impaired loans. The measurement of impaired loans may be based on the present value of expected future cash flows discounted at the historical effective rate or based on the fair value of the underlying collateral. Impairment criteria are applied to the loan portfolio exclusive of smaller balance homogeneous loans such as residential mortgages and consumer loans, which are evaluated collectively for impairment.

  Goodwill, Other Intangible Assets and Servicing Rights

         Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed based on fair values. The amount recognized as goodwill includes acquired intangible assets that do not meet the criteria in SFAS No. 141, "Business Combinations" for recognition as assets apart from goodwill. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity. In finalizing an acquisition, the Company considers all the facts that come to its attention during the allocation period, not to exceed 12 months, and, if necessary, will adjust the cost allocation accordingly based on such facts. Goodwill and other identified intangible assets with indefinite useful lives are no longer amortized effective January, 1, 2002, but are tested at least annually for impairment or more often if events or circumstances indicate that there may by impairment using specific guidance under SFAS No. 142 "Goodwill and Other Intangible Assets". Goodwill is tested for impairment at the business segment level and exists when the carrying amount of goodwill exceeds its implied fair value. The carrying amount of the goodwill is reduced by the amount of the recognized impairment loss. Intangible assets that have finite useful lives are amortized over their useful lives, or the best estimate of their useful lives.

         Servicing rights have been capitalized in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

Accounting for Derivative Instruments

         Under the Financial Accounting Standards Board ("FASB") SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), client warrants are considered derivatives and should be marked to market through earnings if readily convertible to cash. At December 31, 2002, the Company owned warrants on common stock in approximately 45 companies which were not readily convertible to cash as they contained certain conditions which precluded their convertibility; and hence, have not been included in assets. If, in the future, those conditions were to be satisfied and the underlying common stock were to become marketable, the warrants would be recorded at fair value as an adjustment to current earnings.

(2) Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4") which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of FAS 145, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). The Board noted that the application of the criteria in ABP 30 requiring the transactions to be both unusual in nature and infrequent in occurrence would seldom, if ever, require that gains and losses from extinguishment of debt be classified as extraordinary items. The provisions of FAS 145 related to the rescission of FAS 4 are required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 is required to be reclassified. FAS 145 also rescinds an amendment to FAS 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." FAS 145 makes technical corrections to existing pronouncements which are not substantive in nature. FAS 145 amends SFAS No. 13, "Accounting for Leases" ("FAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of FAS 145 related to FAS 13 are effective for transactions occurring after May 15, 2002, with early application encouraged and all other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged.

         The Company adopted FAS 145 as of June 30, 2002 and has not experienced any material changes to its financial position. In accordance with the rescission of FAS 4, the Company has reclassified an extraordinary loss on the extinguishment of debt previously reported in the results of operations for 2001. During December 2001, the Company used current cash on hand to prepay $10.0 million in long-term FHLB Advances scheduled to mature in 2003. The transaction was reported as a net extraordinary loss of $199,000 (loss of $301,000 gross of a tax benefit of $102,000) or $.03 loss per share. The transaction was part the Company's risk management strategy and does not meet the criteria for classification as an extraordinary item in APB 30. Therefore, for the restated results of operations for 2001, the loss of $301,000 on the extinguishment of debt has been reclassified to non-interest income and the $102,000 tax benefit has been reclassified to income tax expense.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by FAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. FAS 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not anticipate any material changes to its financial position as a result of adopting FAS 146.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("FAS 147"). FAS 147 removes acquisitions of financial institutions, except transactions between two or more mutual enterprises, from the scopes of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions" and FASB Interpretations No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." FAS 147 amends FAS 144 to include within its scope long-term customer-relationship intangibles of financial institutions. FAS 147 is effective for acquisitions occurring on or after October 1, 2002, and for all other provisions on October 1, 2002 with earlier application permitted. The Company does not anticipate any changes to its financial position as a result of adopting FAS 147.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure ("FAS 148"). This Statement amends FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under FAS 123 which was issued in 1995, companies had a choice whether to adopt the fair value based method of accounting for stock-based compensation or remain with the intrinsic value based method prescribed under APB Option No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but provide pro-forma disclosures as if the fair value based method was applied. Under FAS 123, companies that adopted the fair value based method were required to apply that method prospectively for only new stock option awards which contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption. FAS 148 was issued in response to a growing number of companies recently adopting or announcing their intention to adopt the fair value based method of accounting for stock-based employee compensation and permits two methods of transition that eliminate the ramp-up effect and reflect an entity's full complement of stock-based compensation expense immediately upon adoption. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provision of FAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company chose the intrinsic value based method of accounting for stock-based compensation under APB 25 and provides the pro-forma disclosures based upon the fair value method required under FAS 123 and FAS 148. See Critical Accounting Policies in the Managements Discussion and Analysis and Footnote 20 Shareholders' Equity.

         In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 is an interpretation of SFAS No. 5 "Accounting for Contingencies", SFAS No. 57 "Related Party Disclosures", and SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" and a rescission of FASB Interpretation No. 34 "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. This guidance does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not anticipate any material changes to its financial position as a result of adopting FIN 45.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities," ("FIN 46") which an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. Although the FASB's initial focus was on special-purpose entities, the final guidance applies to a wide range of entities. FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of ARB 51, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company does not anticipate any material changes to its financial position as a result of adopting FIN 46.

(3) Acquisitions

         On January 3, 2000, the Company acquired KMR Management, Inc. ("KMR"), a Pennsylvania based corporation which provided management consulting services to companies that in transition or crisis. The acquisition was accounted for under the purchase method of accounting. The purchase price was $1.1 million, which included the issuance of 60,000 treasury shares. Goodwill of $1.1 million was generated which has been recorded in other assets and was amortized through the end of 2001 on a straight-line basis over 10 years. In accordance with FAS 142, amortization has been discontinued starting with 2002 and tested annually for impairment. An impairment of $573,000 was recognized in 2002.

         On October 8, 2001, the Bank completed the acquisition of two banking offices with deposits of $26.4 million from Main Street Bank, a Reading, Pa.-based bank subsidiary of Main Street Bancorp, Inc. The banking offices are located in Doylestown, Pa. in Bucks County and Lambertville, N.J. in Hunterdon County. This brought the total number of Progress banking offices to 20, and expanded the Bank into the state of New Jersey. The transaction was accounted for under the purchase method of accounting and generated no goodwill. In connection with the acquisition, the Bank acquired assets with an aggregate fair value of $7.1 million and assumed deposits of $26.4 million with net cash received of $19.3 million.

(4) Discontinued Operations

         On May 19, 2000, the Company sold the assets of Procall Teleservices, Inc., its business-to-business teleservices subsidiary. Under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," the discontinued operations of Procall Teleservices, Inc. were separated from the continued operations of the Company. The Company recognized a gain on this sale of $2.5 million pretax ($1.5 million net of tax of $1.0 million) or diluted earnings per share of $.25.

         Condensed results of discontinued operations for the twelve months ended 2000 are as follows:

         For the years ended December 31,                       2000
         ------------------------------------------------------------
         Non-interest income                                   $1,558
         Non-interest expense                                   1,405
                                                               ------
         Income (loss) before income tax                          153
         Income tax expense (benefit)                              30
                                                               ------
         Net income (loss)                                     $  123
                                                               ======

(5) Cash and Due from Other Financial Institutions

         Progress Bank is required by the Federal Reserve Board to maintain reserves principally based on deposits outstanding; such reserves are included in cash and due from other financial institutions. At December 31, 2002 and 2001, required reserves were $299,000 and $495,000, respectively.

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

         The following tables detail the amortized cost, carrying value and estimated fair value of the Company's investments and mortgage-backed securities:

                                                           Gross          Gross       Estimated
                                          Amortized     Unrealized     Unrealized        Fair        Carrying
At December 31, 2002                        Cost           Gains         Losses         Value          Value
--------------------------------------------------------------------------------------------------------------

Available for Sale:
--------------------------------------------------------------------------------------------------------------
  Equity Investments                      $  1,696       $     --       $     11       $  1,685       $  1,685
  U.S. Government Agencies                  10,653             13             --         10,666         10,666
  Bank deposits                                166             --             --            166            166
  Corporate bonds                            8,034            198            556          7,676          7,676
  Mortgage-backed securities               333,139          6,014             56        339,097        339,097
--------------------------------------------------------------------------------------------------------------
Total available for sale securities       $353,688       $  6,225       $    623       $359,290       $359,290
==============================================================================================================

Held to Maturity:
--------------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank Stock            $  8,401       $     --       $     --       $  8,401       $  8,401
  U.S. Government Agencies                   3,330             52             --          3,382          3,330
  Municipal bonds                           34,805            736            190         35,351         34,805
  Mortgage-backed securities                73,470          1,377             13         74,834         73,470
--------------------------------------------------------------------------------------------------------------

Total held to maturity securities         $120,006       $  2,165       $    203       $121,968       $120,006
==============================================================================================================

                                                           Gross          Gross       Estimated
                                          Amortized     Unrealized     Unrealized        Fair        Carrying
At December 31, 2001                        Cost           Gains         Losses         Value          Value
--------------------------------------------------------------------------------------------------------------

Available for Sale:
--------------------------------------------------------------------------------------------------------------
  Equity Investments                      $  1,923       $     --       $     --       $  1,923       $  1,923
  U.S. Government Agencies                   2,770              4             --          2,774          2,774
  Bank deposits                                440             --             --            440            440
  Corporate bonds                            1,919             --            374          1,545          1,545
  Mortgage-backed securities               205,741            806          1,401        205,146        205,146
--------------------------------------------------------------------------------------------------------------

Total available for sale securities       $212,793       $    810       $  1,775       $211,828       $211,828
==============================================================================================================

Held to Maturity:

  Federal Home Loan Bank Stock            $  6,500       $     --       $     --       $  6,500       $  6,500
  U.S. Government Agencies                  16,808             81            170         16,719         16,808
  Municipal bonds                           14,865            240            304         14,801         14,865
--------------------------------------------------------------------------------------------------------------

Total held to maturity securities         $ 38,173       $    321       $    474       $ 38,020       $ 38,173
==============================================================================================================

         Investment and mortgage-backed securities pledged as collateral for FHLB borrowings amounted to $133.2 million and $104.0 million at December 31, 2002 and 2001, respectively. Investment securities pledged to the Federal Reserve Bank for Small Business Administration loans amounted to $1.0 million at both December 31, 2002 and 2001. Investment and mortgage-backed securities pledged under agreements to repurchase in connection with borrowings amounted to $86.9 million and $24.3 million at December 31, 2002 and 2001, respectively. Investment and mortgage-backed securities pledged as collateral for public funds amounted to $25.3 million and $15.1 million at December 31, 2002 and 2001, respectively. Investment and mortgage-backed securities pledged to the Federal Reserve Bank to secure borrowings and Treasury, Tax and Loan balances amounted to $2.6 million and $1.2 million at December 31, 2002 and 2001, respectively. Investment securities pledged as collateral for customers' letters of credit amounted to $166,000 at December 31, 2002.

         The amortized cost and estimated fair value of the Company's debt securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities due to the right to call or prepay such obligations with or without prepayment penalties. Mortgage-backed securities mature over the life of the security through regular principal payments and are subject to prepayment risk.

                                                             Amortized      Estimated Fair
At December 31, 2002                                            Cost            Value
------------------------------------------------------------------------------------------
Available for Sale:
   Due one year or less                                       $  8,833       $  8,833
   Due after one year through five years                         8,105          8,315
   Due five years through ten years                                 --             --
   Due after ten years                                           1,915          1,360
   Mortgage-backed securities                                  333,139        339,097
------------------------------------------------------------------------------------------
          Total debt securities available for sale            $351,992       $357,605
==========================================================================================

Held to Maturity:
   Due five years through ten years                           $    785       $    826
   Due after ten years                                          37,350         37,907
   Mortgage-backed securities                                   73,470         74,834
------------------------------------------------------------------------------------------
           Total debt securities held to maturity             $111,605       $113,567
==========================================================================================

         Proceeds from sales of investment and mortgage-backed securities available for sale were $63.9 million, $127.3 million and $4.9 million in 2002, 2001 and 2000, respectively. Proceeds from maturities and calls of investment and mortgage-backed securities available for sale were $1.6 million, $1.2 million and $5.4 million in 2002, 2001 and 2000, respectively. Proceeds from maturities and calls of investment securities held to maturity were $15.5 million in 2002 and $5.1 million in 2001.

         Total realized gains in 2002, 2001 and 2000 on the sale of investment and mortgage-backed securities classified as available for sale were $3.1 million, $2.9 million and $1.9 million, respectively. Total realized losses in 2001 and 2000 on the sale of investment and mortgage-backed securities classified as available for sale were $2.3 million and $287,000, respectively. Net realized losses included above on the sale of equity securities available for sale acquired through the exercise of client warrants of $2.0 million were recorded in client warrant income during 2001. Net realized gains included above on the sale of equity securities available for sale acquired through the exercise of client warrants of $1.9 million and $1.1 million were recorded in client warrant income during 2002 and 2000, respectively. Equity securities available for sale were written down by $537,000 in 2002 and $452,000 in 2001, due to impairments.

         During 1999, the Company transferred $9.7 million in investment securities from the available for sale to the held to maturity category. The investments were transferred at fair value. Unrealized losses, net of tax, on the date of transfer amounted to $89,000. The remaining unrealized losses, net of tax, were $32,000, $48,000 and $64,000 at December 31, 2002, 2001 and 2000,
respectively, and are reported in net accumulated other comprehensive income.

(7) Loans and Leases, Net

         The components of loans and leases at December 31, 2002 and 2001 are detailed below:

At December 31,                                                                          2002            2001
-----------------------------------------------------------------------------------------------------------------
Commercial business                                                                  $  83,994        $ 123,546
Commercial real estate                                                                 199,672          195,105
Construction (net of loans in process of  $85,965 and $69,066, respectively)            87,728           77,380
Single-family residential real estate                                                   26,870           26,518
Consumer loans                                                                          50,105           44,821
Lease financing                                                                         19,673           43,342
Unearned income                                                                         (2,229)          (5,770)
Allowance for loan and lease losses                                                     (6,463)          (9,917)
-----------------------------------------------------------------------------------------------------------------
Total loans and leases, net                                                          $ 459,350        $ 495,025
=================================================================================================================

         The following table sets forth the recorded investment in impaired loans, recognized in accordance with SFAS Nos. 114 and 118 "Accounting by Creditors for Impairment of a Loan," and the related valuation allowance for each loan category as of December 31, 2002 and 2001:

                                      Amount in the         Amount in the
                                        Recorded               Recorded
                                     Investment for         Investment for          Total
                                    Which There is a        Which There is         Recorded
                                         Related             No Related          Investment in      Amount of
                                      Allowance for         Allowance for          Impaired       Allowance for
                                      Loan Losses            Loan Losses             Loans         Loan Losses
-----------------------------------------------------------------------------------------------------------------
At December 31, 2002
-----------------------------------------------------------------------------------------------------------------
Commercial business(1)                    $ 7,512             $    --             $ 7,512            $ 1,304
Commercial real estate                        270                  --                 270                 27
Construction                                   --                  --                  --                 --
-----------------------------------------------------------------------------------------------------------------
Total                                     $ 7,782             $    --             $ 7,782            $ 1,331
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
At December 31, 2001
-----------------------------------------------------------------------------------------------------------------
Commercial business                       $10,661             $    --             $10,661            $ 2,039
Commercial real estate                      4,513                  --               4,513                678
Construction                                   --                  --                  --                 --
-----------------------------------------------------------------------------------------------------------------
Total                                     $15,174             $    --             $15,174            $ 2,717
-----------------------------------------------------------------------------------------------------------------

(1) Includes $600,000 of troubled debt restructurings

Primarily all of the impaired loans were measured based on the fair value of collateral. Interest income on impaired loans other than non-accrual loans, is recorded on an accrual basis. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 was $12.1 million, $12.3 million and $3.8 million, respectively. Interest income recognized on impaired loans totaled $364,000 for 2002, $538,000 for 2001 and $176,000 for 2000.

         The Company is a lessor of equipment and machinery under agreements expiring at various dates through the Year 2007. At December 31, 2002, the components of lease financing are as follows:

     2003                                                      $11,431
     2004                                                        5,688
     2005                                                        1,922
     2006                                                          613
     2007                                                           19
     ----------------------------------------------------------------------
     Total future minimum lease payments receivable
         including estimated residual value of $664,000         19,673
     Unearned income                                            (2,229)
     ----------------------------------------------------------------------
     Total lease financing receivables                         $17,444
     ======================================================================

         During 2000, the Company sold its Maryland-based leasing division that resulted in the sale of $31.0 million in lease financing receivables.

         At December 31, 2002, 2001 and 2000, the Company was servicing loans, including participations sold, in the amounts of $82.3 million, $106.8 million and $219.5 million, respectively, for the benefit of others.

         Loans and lease receivables from executive officers and directors, including loans and leases to related persons and entities, and affiliates consisted of the following activity:

      For the years ended December 31,                 2002              2001              2000
      -----------------------------------------------------------------------------------------------
      Balances at beginning of year                   $8,845            $4,353           $6,225
       Additional loans and leases granted             3,901             5,086            5,950
       Repayments                                     (9,123)             (594)          (7,822)
      -----------------------------------------------------------------------------------------------
      Balances at end of year                         $3,623            $8,845           $4,353
      ===============================================================================================

         The following is a summary of the activity in the allowance for loans and lease losses:

      For the years ended December 31,                      2002               2001              2000
      -----------------------------------------------------------------------------------------------------
      Balance at beginning of year                         $9,917             $7,407             $5,927
      Provisions for loan and lease losses                  3,814              7,116              4,416
      Losses charged against the allowance                 (8,054)            (5,299)            (3,618)
      Recoveries on charge-off loans                          786                693                682
      -----------------------------------------------------------------------------------------------------
      Balance at end of year                               $6,463             $9,917             $7,407
      =====================================================================================================

(8) Loans Held for Sale

         At December 31, 2001, the Company held $23.3 million in commercial business loans and $2.3 million in commercial real estate loans classified as held for sale and carried at the lower of aggregate cost or market value. There were no loans held for sale at December 31, 2002.

(9) Investments in Unconsolidated Entities

         The Company owns approximately 36% of the Ben Franklin/Progress Capital Fund, L.P. (the "Ben Franklin Fund"), which was formed on December 30, 1997, and accounts for its investment under the equity method. The Company's investment in the Ben Franklin Fund amounted to $988,000 and $1.9 million at December 31, 2002 and 2001, respectively.

         During 2001, the Company sold its investments in: New Seasons Assisted Living Communities Series "C" preferred stock for a gain of $708,000, included in gains (losses) on sales of securities; Progress Development I L.P. for a loss of $162,000, included in gain on sale of investments in unconsolidated entities; and NewSpring Venture Fund, L.P. for a gain of $964,000 included in gain on sale of investments in unconsolidated entities.

(10) Premises and Equipment

         Land, office buildings and equipment, at cost, are summarized by major classification:

      ----------------------------------------------------------------------------------------------------------------------
      At December 31,                                             Estimated Life                        2002        2001
      ----------------------------------------------------------------------------------------------------------------------
      Premises and Equipment Occupied by Company:
        Land                                                                                          $ 5,347    $  4,691
        Buildings and leasehold improvements                 (40 years or lease term)                  17,569      14,093
        Furniture, fixtures and equipment                          (3-5 years)                          9,940      10,527
      ----------------------------------------------------------------------------------------------------------------------
                                                                                                       32,856      29,311
        Accumulated depreciation                                                                       (8,113)     (6,620)
      ----------------------------------------------------------------------------------------------------------------------
           Total premises and equipment occupied by Company                                            24,743      22,691
      ----------------------------------------------------------------------------------------------------------------------
      Property Held for Lease:
        Buildings and leasehold improvements                 (40 years or lease term)                   2,273       3,816
        Accumulated depreciation                                                                         (290)       (469)
      ----------------------------------------------------------------------------------------------------------------------
           Total property held for lease                                                                1,983       3,347
      ----------------------------------------------------------------------------------------------------------------------
      Total premises and equipment, net                                                               $26,726     $26,038
      ======================================================================================================================

         Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $2.5 million, $2.3 million and $2.2 million, respectively.

         At December 31, 2002, the Company leased a number of its office facilities. The leases provide a schedule of minimum rent for each lease year or provide for a minimum rental for each lease year as a stated percentage increase or based upon the consumer price index increase. Generally, the leases provide for the option to renew with specified terms. At December 31, 2002, minimum future non-cancelable rental payments under operating leases are as follows:

      ----------------------------------------------------------------------
      Premises and Equipment Occupied by Company:
      ----------------------------------------------------------------------
      2003                                                          $1,271
      2004                                                           1,202
      2005                                                           1,066
      2006                                                             887
      2007                                                             707
      ----------------------------------------------------------------------
      Total                                                         $5,133
      ======================================================================

         Rental expense for the years ended December 31, 2002, 2001, and 2000 was $1.2 million, $1.8 million and $1.7 million, respectively.

         The Company was the lessor of office space on two of its properties. The leases provide a schedule of minimum rent for each lease year and several leases provide for the option to renew with specified terms. At December 31, 2002, minimum future non-cancelable rental payments to be received under operating leases are as follows:

      ----------------------------------------------------------------------
      Property Held for Lease:
      ----------------------------------------------------------------------
      2003                                                            $229
      2004                                                             229
      2005                                                             124
      2006                                                              --
      ----------------------------------------------------------------------
      Total                                                           $582
      ======================================================================

(11) Other Assets

         The following items are included in other assets:

      At December 31,                            2002             2001
      -------------------------------------------------------------------
      Accounts receivable                       $2,144         $ 5,418
      Other real estate owned                       --           1,533
      Goodwill                                     857           1,974
      Customer-related intangibles                 308              --
      Servicing rights                             280             246
      Other assets                               1,503           1,657
      -------------------------------------------------------------------
      Total                                     $5,092         $10,828
      ===================================================================

         Goodwill, Servicing Rights and Other Intangible Assets

         The Company adopted FAS 142 on January 1, 2002 at which time management reviewed the Company's existing goodwill of approximately $2.0 million, reclassified eligible intangible assets and ceased amortizing its goodwill. An existing customer-related intangible asset of $655,000 at the Equipment Leasing segment was reclassified out of goodwill; under FAS 109, additional goodwill of $223,000 was created by this reclassification. The remaining goodwill at the Banking and Other business segments was tested and no impairment loss was recognized. Goodwill amortization at the Banking and Other business segments of approximately $150,000, or $139,000 after tax, was not recognized in 2002 due to the adoption of FAS 142. However, during the first quarter of 2002, there was a reduction in key personnel in the Company's Other segment resulting in an interim non-tax-deductible impairment loss of $27,000 based on the expected present value of future cash flows. The Company performed its annual valuation on the goodwill held in its Other segment which resulted in a non-tax-deductible impairment loss of $547,000 during the third quarter of 2002. Management reassessed the useful life of the Equipment Leasing segment goodwill which resulted in a non-tax-deductible impairment loss of $111,000 based on the remaining expected future cashflows. The future amortization of the customer-related intangible at the Equipment Leasing segment was adjusted from a remaining twelve-year straight-line schedule to an accelerated schedule based on the remaining expected future cashflows. This schedule results in an amortization of 80% of the asset by the end of 2003. The difference between the schedules resulted in additional amortization expense of approximately $292,000 during 2002.

         Changes in the carrying amounts of goodwill related to each business segment for the year ended December 31, 2002 are presented below:

                                                                         Equipment       Other         Total
                                                             Banking      Leasing       Segments      Goodwill
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                               $   468       $   655        $   851        $ 1,974
Reclassification  of customer related intangible as
  a result of adoption of FAS 142                               --          (655)            --           (655)
Creation of  goodwill  under FAS 109 related to the
  adoption of FAS 142                                           --           223             --            223
Impairment losses recognized                                    --          (111)          (574)          (685)
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                               $   468       $   112        $   277        $   857
================================================================================================================

         The gross carrying amount, accumulated amortization and net carrying amount for each of the Company's identified intangible assets and servicing rights subject to amortization is presented below:

      At December 31,                                2002                                       2001
      --------------------------------------------------------------------------------------------------------------
                                       Gross                          Net        Gross                        Net
                                      Carrying   Accumulated        Carrying    Carrying    Accumulated    Carrying
                                       Amount    Amortization        Amount      Amount     Amortization    Amount
      --------------------------------------------------------------------------------------------------------------
      Customer-related intangible      $   655       $(347)          $308         $ --         $  --        $  --
      Servicing rights                     427        (147)           280          331           (85)         246
      --------------------------------------------------------------------------------------------------------------
      Total                             $1,082       $(494)          $588         $331         $ (85)       $ 246
      ==============================================================================================================

         The amortization expense on the Company's identified intangible asset and servicing assets for the year ended December 31, 2002 was $409,000. The estimated amortization expense on the Company's identified intangible asset and servicing rights for each of the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $247,000, $142,000, $79,000, $52,000 and $38,000, respectively.

         Servicing rights include $252,000 and $194,000 of SBA Loan servicing rights at December 31, 2002 and 2001, respectively; and $28,000 and $52,000 of originated mortgage servicing rights at December 31, 2002 and 2001, respectively. At December 31, 2002, 2001 and 2000, the Company was servicing loans, including participations sold, in the amounts of $82.3 million, $106.8 million and $219.5 million, respectively, for the benefit of others.

         The following table summarizes the effects of adopting FAS 142 on net income and earnings per share:

      For the years ended December 31,                                        2002        2001        2000
      ------------------------------------------------------------------------------------------------------
      Reported net income from continuing operations                         $3,996       $544       $5,657
      Add back: Goodwill amortization, net                                       --        174          384
      Add back: Change in customer-related intangible amortization              292         --           --
                                                                             ------       ----       ------
      Adjusted net income from continuing operations                         $4,288       $718       $6,041
                                                                             ======       ====       ======
      Basic earnings per common share from continuing operations:
          Reported net income                                                $  .60       $.10       $  .98
          Goodwill amortization, net                                             --        .03          .06
          Change in customer-related intangible amortization                    .04         --           --
                                                                             ------       ----       ------
          Adjusted net income from continuing operations                     $  .64       $.13       $ 1.04
                                                                             ======       ====       ======
      Diluted earnings per common share from continuing operations:
          Reported net income                                                $  .59       $.10       $  .95
          Goodwill amortization, net                                             --        .03          .06
          Change in customer-related intangible amortization                    .04         --           --
                                                                             ------       ----       ------
          Adjusted net income from continuing operations                     $  .63       $.13       $ 1.01
                                                                             ======       ====       ======

(12) Other Long-Term Debt

         Other long-term debt at December 31, 2002 and 2001 consist of the following:

      -------------------------------------------------------------------------
      At December 31,                                   2002           2001
      -------------------------------------------------------------------------

      FHLB borrowings                                 $120,500       $117,000
      Securities sold under agreement to repurchase         --         19,000
      Employee Stock Ownership Plan note payable         1,227          1,368
      -------------------------------------------------------------------------
      Total                                           $121,727       $137,368
      =========================================================================


         At December 31, 2002 there were $59.0 million in fixed rate FHLB long-term borrowings at rates ranging from 3.98% to 6.20%. At December 31, 2002 the Company had $61.5 million of FHLB long-term borrowings that contained a provision whereby, at the option of the FHLB, the borrowing may be converted from a fixed rate, ranging from 4.77% to 6.85%, to a LIBOR adjustable rate advance for the remaining term of the advance. However, the Company may choose not to accept the adjustable rate advance and would have the option, at that time, to put the borrowing back to the FHLB without penalty. At December 31, 2002, FHLB borrowings were secured by approximately $313.6 million in certain investment and mortgage-backed securities and $194.5 million in certain mortgage loans. At December 31, 2002 aggregate maturities of the FHLB borrowings were:
$71.0 million in 2005; $10.0 million in 2006; $3.5 million in 2007; $15.0 million in 2008; and $21.0 million in 2010. Of these borrowings $61.5 million are callable at dates ranging from 2003 through 2005.

         At December 31, 2002 there was a $1.2 million fixed rate Employee Stock Ownership Plan ("ESOP") note payable at 7.50%. The note is payable in quarterly installments through the year 2011. Under the note agreement, the Bank must maintain minimum regulatory capital ratios; as of December 31, 2002 these requirements were met. During 2002, $141,000 of the ESOP note payable was reclassified to short-term borrowings as its maturity become less than one year.

         In December 2001, the Company used current cash on hand to prepay $10.0 million in long-term FHLB Advances scheduled to mature in 2003. The transaction resulted in a loss on the extinguishment of debt of $301,000.

(13) Subordinated Debt

         In December 2002, the Company exercised its option to redeem the 12 units of $250,000 subordinated debt notes payable June 30, 2004 at a price of 101% of par. The transaction resulted in a loss on the extinguishment of debt of $30,000.

(14) Capital Securities

         In December 2002, the Company issued $5.0 million of variable rate capital securities due January 7, 2033 (the "Capital Securities IV") in a private offering managed by Credit Suisse First Boston. The current interest rate is 4.76% (three-month LIBOR plus 3.35%, capped at 12.5% until January 7, 2008, the date on which the Company can call the capital securities). The Capital Securities IV were issued by the Company's recently formed subsidiary, Progress Capital Trust IV, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the preferred and common securities of the Trust. The Trust issued $5.0 million of Capital Securities IV (and together with the preferred and common securities of the Trust, the "Trust Securities IV"), the proceeds from which were used by the Trust, along with the Company's $155,000 capital contribution for the Common Securities, to acquire $5.2 million aggregate principal amount of the Company's Junior Subordinated Debentures due January 7, 2033 (the "Debentures"), which constitute the sole assets of the Trust. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities IV. Net proceeds from the sale of the securities will be used for general purposes, including but not limited to, repurchases of the Company's common stock under its existing stock repurchase program.

         In November 2002, the Company issued $10.0 million of variable rate capital securities due November 8, 2032 (the "Capital Securities III") in a private offering managed by Trapeza CDO I, LLC. The current interest rate is 4.96% (three-month LIBOR plus 3.35%, capped at 12% until November 15, 2007, the date on which the Company can call the capital securities). The Capital Securities III were issued by the Company's subsidiary, Progress Capital Trust III (the "Trust III"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust III (the "Common Securities"). The Trust III issued $10.0 million of variable rate Capital Securities III (and together with the Common Securities, the "Trust III Securities"), the proceeds from which were used by the Trust III along with the Company's $310,000 capital contribution for the Common Securities, to acquire $10.3 million aggregate principal amount of the Company's variable rate Junior Subordinated Notes due November 8, 2032 (the "Notes"), which constitute the sole assets of the Trust III. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust III's obligations under the Capital Securities III. Net proceeds from the sale of the capital securities were used for general purposes, including but not limited to, the retirement of the subordinated debentures, retirement of previously issued capital securities and for repurchases of the Company's common stock under its existing stock repurchase program.

         In July 2000, the Company issued 6,000 shares, or $6.0 million, of 11.445% trust preferred securities, $1,000 liquidation amount per security, due July 19, 2030 (the "Capital Securities II"), in a private offering managed by First Union Securities, Inc. The Capital Securities II represent undivided beneficial interests in Progress Capital Trust II (the "Trust II"), a statutory business trust created under the laws of Delaware, which was established by the Company for the purpose of issuing the Capital Securities II. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust II's obligations under the Capital Securities II. Net proceeds from the sale of the securities were used for general purposes, including but not limited to, capital contributions to the Bank to fund its growth and for repurchases of the Company's common stock under its existing stock repurchase program.

         During 1997 the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's recently formed subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust (the "Common Securities"). The Trust issued $15.0 million of 10.5% Capital Securities (and together with the Common Securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the Common Securities, to acquire $15.5 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, Common Securities and Capital Securities Guarantee Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $6.0 million of the net proceeds to Progress Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations. Net proceeds retained by the Company were used for general purposes, including investments in other subsidiaries and potential future acquisitions. During 2002, the Company retired $6.3 million of the capital securities and recorded a loss on the extinguishment of debt of $25,000.

(15) Income Taxes

         Income tax expense, including tax expense on the gain on sale of discontinued operation of $1.0 million in 2000 and tax expense on discontinued operations of $30,000 in 2000, consisted of the following:

      ---------------------------------------------------------------------------------------------------
      For the years ended December 31,                                  2002        2001        2000
      ---------------------------------------------------------------------------------------------------
      Current:
        Federal                                                        $1,191     $ 1,762     $ 5,716
        State                                                             237          25         525
      Deferred:
        Federal                                                           823      (1,621)     (2,104)
        State                                                             (18)         34         (56)
      ---------------------------------------------------------------------------------------------------
        Total income tax expense                                       $2,269     $   200     $ 4,081
      ===================================================================================================

         The provision for income taxes differs from the statutory rate due to the following:

      ---------------------------------------------------------------------------------------------------
      For the years ended December 31,                                  2002        2001        2000
      ---------------------------------------------------------------------------------------------------
      Tax at statutory rate                                            $2,130        $253      $3,869
      State tax, net of Federal effect                                    169          39         310
      Interest on non-taxable loans and securities                       (372)       (305)       (260)
      Non-deductible goodwill                                             233          65          65
      Non-deductible expenses                                              81         102         101
      Restricted stock and Employee Stock Ownership Plan                    9          36          --
      Other                                                                19          10          (4)
      ---------------------------------------------------------------------------------------------------
      Total income tax expense                                         $2,269        $200      $4,081
      ===================================================================================================

         Deferred income taxes reflect the impact of differences between the financial statement and tax basis of assets and liabilities and available tax carryforwards. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

      ---------------------------------------------------------------------------------------
      At December 31,                                                   2002        2001
      ---------------------------------------------------------------------------------------
      Deferred tax assets:
        Provision for loan and lease losses                            $2,160      $3,377
        Unrealized loss on securities available for sale                   --         353
        Goodwill                                                          766         890
        Other                                                             431         219
      ---------------------------------------------------------------------------------------
        Total deferred tax assets                                       3,357       4,839
      ---------------------------------------------------------------------------------------

      Deferred tax liabilities:
        Unrealized gain on securities available for sale                1,888          --
        Deferred loan and lease costs                                     526         849
        Direct finance lease receivable                                    43         283
        Depreciation and amortization (a)                                 646         241
        Other                                                             181         236
      ---------------------------------------------------------------------------------------
        Total deferred tax liabilities                                  3,284       1,609
      ---------------------------------------------------------------------------------------
      Net deferred tax assets (liabilities)                           $    73      $3,230
      =======================================================================================

      (a) Under the Job Creation and Worker Assistance Act of 2002, the Company utilized the "bonus" depreciation allowance stipulating that 30% of the cost of certain new property is deductible in the year the property is placed in service.

         A valuation allowance has not been provided at December 31, 2002 and 2001 since management believes it is more likely than not that the deferred tax assets will be realized.

(16) Commitments and Contingencies

         The Company is a party to various financial instruments required in the normal course of business to meet the financing needs of its customers, which are not included in the Consolidated Statements of Financial Condition at December 31, 2002. Management does not expect any material losses from these transactions. The Company's involvement in such financial instruments is summarized as follows:

      -------------------------------------------------------------------------------------------------------------
      At December 31,                                                                    2002            2001
      -------------------------------------------------------------------------------------------------------------
                                                                                     Contract or Notional Amount
                                                                                    -------------------------------
      Amounts representing credit risk:
      Commitments to extend credit (including unused lines of credit)                   $197,404        $179,402
      Commercial letters of credit, financial guarantees and other letters of credit       7,633          12,068

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

(17) Risks and Uncertainties

         At December 31, 2002, the Company was party to a number of lawsuits. While any litigation has an element of uncertainty, after reviewing these actions with legal counsel, management is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of the Company.

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

(18) Related Party Transactions

         The Company receives management fees from Ben Franklin and other unconsolidated entities for accounting and advisory services. For the years ended December 31, 2002, 2001 and 2000, the Company recorded management fees from Ben Franklin of $136,000, $272,000 and $272,000, respectively. Management fees from other unconsolidated entities were $112,000, $2.2 million and $2.0 million during 2002, 2001 and 2000, respectively. Ben Franklin had a certificate of deposit with the Bank that totaled $940,000 at December 31, 2001 which matured in January 2002. Ben Franklin has a transaction account with the Bank that totaled $5,000 at both December 31, 2002 and 2001.

         Loans and lease receivables from executive officers and directors, including loans and leases to related persons and entities, and affiliates can be found under Footnote 7 "Loans and Leases, Net."

(19) Benefit Plans

         The Company has a savings plan under Section 401(k) of the Internal Revenue Code available to all full-time employees. The plan allows employees to contribute part of their pretax or after-tax income according to specified guidelines. The Company matches a percentage of the employee contributions up to a certain limit. This expense amounted to $245,000, $306,000 and $359,000 for the years 2002, 2001 and 2000, respectively.

(20) Shareholders' Equity

        Office of Thrift Supervision Directive

         During July 2001, the Company's Board of Directors approved a resolution to comply with the terms of a directive issued by the Office of Thrift Supervision ("OTS") that required the Bank to (i) reduce its lending to early stage technology companies; (ii) increase its leverage capital ratio to no less than 8.0% and its total risk-basked capital ratio to no less than 14.0% by April 1, 2002 through gradual compliance; and (iii) increase its valuation allowance and implement improved credit review and monitoring programs. In addition, the Company could not pay cash dividends on its capital stock until the Bank achieved the required capital levels and had implemented an acceptable capital plan. As such, the Company had suspended the quarterly cash dividend on its common stock and its stock repurchase program and had undertaken measures to achieve capital compliance as promptly as possible. The increased capital levels reflect the Bank's level of business lending, particularly in the technology sector, and continued economic concerns.

         On February 7, 2002 the OTS approved the Company's revised Capital Enhancement Plan and on June 25, 2002 the OTS agreed to extend the dates by which the Bank must comply with the targeted ratio of classified assets to capital. As revised, the Bank's classified assets to capital ratio could not exceed 25% on September 30, 2002 and could not exceed 20% on March 31, 2003. The Bank worked aggressively to reduce the ratio and comply with the terms of the directive. The Company achieved the required capital levels at the Bank and both the Company and the Bank are in full compliance with the OTS approved capital plan.

         On July 30, 2002, the Company reinstated its quarterly cash dividend on its common stock. On October 23, 2002, the OTS released the Company and Progress Bank from the Supervisory Directive and the Individual Minimum Capital Directive.

         Common Stock Offerings and Repurchase Programs

         On February 11, 2002, the Company closed a private placement offering of common stock to accredited investors of 1,153,330 common shares priced at $7.50 a share, totaling $8.6 million, resulting in net proceeds of approximately $8.2 million.

         During 2000, the Company announced the authorization of a new stock repurchase program under which the Company may repurchase up to 285,000 or five percent, of its outstanding common stock of which 147,500 and 2,300 shares were repurchased during 2001 and 2000, respectively. As discussed above, repurchases were suspended from June 30, 2001 until the Bank has achieved capital compliance under the OTS directive. On October 23, 2002, the Company reinstated its stock repurchase program for the repurchase of up to 200,000 shares, or three percent, of the Company's outstanding common stock, of which 50,000 shares were repurchased during 2002.

       Employee Stock Ownership Plan

       The Company's ESOP is a defined contribution plan covering all full-time employees of the Company who have one year of service and are age 21 or older. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company follows the provisions of SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans" in accounting for the ESOP. In January 1996, the ESOP borrowed funds from a third party and purchased 50,000 shares (57,881 shares after the effects of the stock dividends) of the Company's stock for the ESOP trust. The 1996 guaranteed ESOP obligation was paid off during 2000 and all ESOP shares purchased with the proceeds were allocated. In June 2001, the ESOP borrowed funds from a third party to purchase 188,700 shares of the Company's stock to be distributed for the ESOP trust. Cash contributions to the ESOP have been determined based on the ESOP's total debt service less dividends paid on ESOP shares. Compensation expense of the ESOP was $127,000, $50,000 and $165,000 for 2002, 2001 and 2000, respectively. Interest expense on the borrowings was $108,000, $58,000 and $3,000 for 2002, 2001 and 2000,
respectively.

         Employee Stock Purchase Plan

         Under the Company's 1996 Employee Stock Purchase Plan, amended in 2002, ("ESPP") 321,551 shares were reserved for issuance. Employees can elect to purchase shares in the Company at 95% of the market price of the Company's stock on certain dates throughout the year. During 2002, 2001 and 2000, 26,995, 40,309 and 25,451 shares, respectively, were issued to employees through their participation in the ESPP. These transactions increased shareholders' equity by $192,000, $273,000 and $288,000 during 2002, 2001 and 2000, respectively. At
December 31, 2002 187,255 shares remained under the ESPP for issuance.

         Restricted Stock Award Plan

         In February 1999 the Board of Directors adopted a Restricted Stock Award Plan under which 85,443 shares of common stock were reserved for grant to certain employees of the Company's subsidiary Progress Financial Resources, Inc. The awards have a five-year vesting period and are accounted for in accordance with Accounting Principles Board Opinion No. 25, and related interpretations, which provide for compensation expense to be measured at the grant date and recognized as the awards vest. During 2002, 2001 and 2000, the Company awarded 1,600 shares at $11.20 per share, 2,000 shares at $7.06 per share, and 1,512 shares at $11.90 per share, respectively. Retirements during 2002, 2001 and 2000 amounted to 1,694, 40,352 and 84 shares, respectively. During 2001, 39,310 of the 40,352 retired shares of common stock were cancelled from the plan. During 2002, 2001 and 2000, 2,808, 18,370 and 16,346 shares vested, respectively. At
December 31, 2002 there were 7,188 unvested shares with an average issuance price of $10.42 per share and a weighted average contractual remaining life of
2.5 years and 1,421 shares remaining for issuance. The Company accrued $23,000, $80,000 and $213,000 in compensation expense relating to the awards in 2002, 2001 and 2000, respectively.

         Stock Incentive Plans

         In 1993, as amended in 1997, 1998 and 1999, the Board of Directors adopted a Stock Incentive Plan which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights to key employees. The per share exercise price of an incentive stock option shall at least equal the fair market value of a share of Common Stock on the date the option is granted, and the per share exercise price of a non-qualified stock option shall at least equal the greater of par value or 85% of fair market value of a share of Common Stock on the date the option is granted. Under this plan, 635,013 shares of common stock were reserved for issuance of which 52,740 shares remained for future grants at December 31, 2002. All options were granted at the fair market value and have a one- to five-year vesting period.

         Under the Directors' Plan, which was also adopted in February 1993, and amended in 1997, each non-employee director of the Company will receive non-qualified options to purchase 607 shares (or such less number of shares as remain to be granted pursuant to the Directors' Plan) with an exercise price equal to the fair market value of a share of Common Stock on the date the option is granted. Additional options may be granted based on the level of business referrals to the Company. A total of 109,395 authorized but unissued shares of Common Stock have been reserved for issuance pursuant to the Directors' Plan. At December 31, 2002, 3,638 shares remained in the reserve for future grants.

         In 2000, the Board of Directors adopted the 2000 Incentive Stock Option Plan which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights to officers and employees and non-qualified stock options to non-employee directors. The per share exercise price of an incentive stock option or non-qualified stock option shall at least equal the greater of the par value or the fair market value of a share of Common Stock on the date the option is granted. Under this plan, 210,000 shares of common stock were reserved for issuance; of which 42,793 shares remained for future grants at December 31, 2002. All options were granted at the fair market value and have vesting periods up to five years.

         Options granted under each of these fixed plans are exercisable during the period specified in each option agreement and expire no later than the tenth anniversary of the date the option was granted. A summary of the Company's fixed stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

                                                                                 Weighted Average
      For the year ended December 31, 2002         Shares Under Option            Exercise Price
      --------------------------------------------------------------------------------------------
      Outstanding at beginning of year                      802,686                 $7.8596
      Granted during year                                    82,114                  8.2993
      Exercised during year                                 (59,834)                 4.1649
      Forfeited during year                                 (63,515)                10.3914
      --------------------------------------------------------------------------------------------
      Outstanding at end of year                            761,451                  7.9861
      ============================================================================================
      Options exercisable at end of year                    604,488                 $7.7632
      ============================================================================================

      For the year ended December 31, 2001
      --------------------------------------------------------------------------------------------
      Outstanding at beginning of year                      655,535               $  7.8808
      Granted during year                                   151,609                  7.7258
      Exercised during year                                  (2,000)                 2.8794
      Forfeited during year                                  (2,458)                 9.3245
      --------------------------------------------------------------------------------------------
      Outstanding at end of year                            802,686               $  7.8596
      ============================================================================================
      Options exercisable at end of year                    611,465               $  7.3236
      ============================================================================================

      For the year ended December 31, 2000
      --------------------------------------------------------------------------------------------
      Outstanding at beginning of year                      550,966               $  7.0798
      Granted during year                                   111,970                 11.6208
      Exercised during year                                  (5,518)                 2.9447
      Forfeited during year                                  (1,883)                10.3460
      --------------------------------------------------------------------------------------------
      Outstanding at end of year                            655,535               $  7.8808
      ============================================================================================
      Options exercisable at end of year                    514,010               $  6.6879
      ============================================================================================

         The following table summarizes information about fixed stock options at December 31, 2002:

                                   Options Outstanding                                    Options Exercisable
      ---------------------------------------------------------------------------    -------------------------------
                                             Weighted Average      Weighted           Number of        Weighted
       Range of Exercise        Number of        Remaining          Average             Shares          Average
             Prices               Shares     Contractual Life    Exercise Price      Exercisable    Exercise Price
      ---------------------    --------------------------------------------------    -------------------------------
       $   2.88 --  4.00          104,907            0.7            $ 3.0426          104,907           $ 3.0426
           4.01 --  7.00          233,335            4.1              6.1993          223,685             6.1911
           7.01 -- 10.00          204,841            8.5              7.9238           93,530             7.8861
          10.01 -- 13.00          187,202            6.8             11.8943          154,673            11.8879
          13.01 -- 15.66           31,166            5.4             14.9396           27,693            14.8902
      ---------------------    --------------------------------------------------    -------------------------------
       $   2.88 -- 15.66          761,451            5.5            $ 7.9861          604,488           $ 7.7632
      =====================    ==================================================    ===============================

         Pro Forma Stock Based Compensation

         In October 1995, the FASB issued the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for the Company January 1, 1996. The Company adopted the disclosure-only provision of SFAS 123 and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the various Option Plans and Restricted Stock Award Plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, the net income and net income per share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------
For the year ended December 31,                     2002                2001                2000
-----------------------------------------------------------------------------------------------------
Income from Continuing Operations:
         As reported                               $3,996               $544              $5,657
         Pro forma                                  3,744                122               5,185
Basic income from continuing operations
   per common share:
         As reported                                  .60                .10                 .98
         Pro forma                                    .56                .02                 .89
Diluted income from continuing operations
   per common share:
         As reported                                  .59                .10                 .95
         Pro forma                                    .55                .02                 .87
Net income:
         As reported                                3,996                544               7,299
         Pro forma                                  3,744                122               6,827
Basic earnings per share:
         As reported                                  .60                .10                1.26
         Pro forma                                    .56                .02                1.18
Diluted earnings per share:
         As reported                                  .59                .10                1.22
         Pro forma                                    .55                .02                1.14

         The fair value of Company stock options used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, dividend yield of 0.03%, 2.59% and 1.69%; expected volatility of 25.08%, 39.03% and 28.01%; risk free interest rate of 4.77%, 4.95% and 6.51%; and an expected holding period of 8.89 years, 8.88 years and 8.84 years, respectively. The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $3.69, $3.07 and $4.75, respectively.

         Earnings Per Share

         The following table presents a summary of per share data and the amounts for the periods included:

                                                                                              Per Share
For the year ended December 31, 2002                                 Income      Shares         Amount
--------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Income available to common shareholders                           $3,996     6,658,880        $.60
                                                                                                 ====
Effect of Dilutive Securities:
   Options                                                               --       168,659          --
                                                                                ---------
Diluted Earnings Per Share:
Total income from available to common shareholders and assumed
   conversions                                                       $3,996     6,827,539        $.59
                                                                     ======     =========        ====

                                                                                              Per Share
For the year ended December 31, 2002                                 Income      Shares         Amount
--------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
  Income available to common shareholders                              $544     5,599,358        $.10
                                                                                                 ====
Effect of Dilutive Securities:
  Options                                                                --       118,210          --
                                                                                ---------
Diluted Earnings Per Share:
Total income available to common shareholders and assumed
  conversions                                                          $544     5,717,568        $.10
                                                                       ====     =========        ====


For the year ended December 31, 2000
--------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Income from continuing operations available to common
     shareholders                                                    $5,657     5,793,607        $.98
   Gain on sale of discontinued operations                            1,519     5,793,607         .26
   Income from discontinued operations                                  123     5,793,607         .02
                                                                     ------                     -----
   Total income available to common shareholders                      7,299     5,793,607       $1.26
                                                                                                =====
Effect of Dilutive Securities:
   Options                                                               --       190,987          --
                                                                                ---------
Diluted Earnings Per Share:
   Income from continuing operations available to common
     shareholders and assumed conversions                             5,657     5,984,594        $.95
   Gain on sale of discontinued operations                            1,519     5,984,594         .25
   Income from discontinued operations                                  123     5,984,594         .02
                                                                     ------                     -----
Total income available to common shareholders and assumed
   conversions                                                       $7,299     5,984,594       $1.22
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

         At December 31, 2002 and 2001, the Bank's tangible equity ratio was 7.80% and 7.88%, Tier 1 leverage capital ratio was 7.82% and 7.90%, Tier 1 risk-based capital ratio was 14.09% and 11.60% and total risk-based capital ratio was 15.20% and 12.85%, respectively. These ratios were based on tangible equity of $77.6 million and $66.2 million, Tier 1 leverage capital of $77.9 million and $66.4 million, Tier 1 risk-based capital of $77.9 million and $66.4 million and total risk-based capital of $84.0 million and $73.6 million, respectively. In addition these ratios were based on adjusted total assets $995.0 million and $840.3 million for the tangible equity ratio and $995.3 million and $840.3 million for Tier 1 leverage ratio, and risk-weighted assets of $552.9 million and $572.6 million at December 31, 2002 and 2001, respectively. As of December 31, 2002, the Bank is classified as "well capitalized."

         The following is a reconciliation of the Bank's capital determined in accordance with generally accepted accounting principles ("GAAP") to regulatory tangible, leverage, and risk-based capital at December 31, 2002 and 2001:

-------------------------------------------------------------------------------------------------------------
                                                                 Tier 1 or       Tier 1           Total
                                                  Tangible       Leverage      Risk-Based      Risk-Based
At December 31, 2002                               Equity         Capital        Capital         Capital
-------------------------------------------------------------------------------------------------------------
Total qualifying capital                          $77,627          $77,879       $77,879         $84,028
Capital ratio                                       7.80%            7.82%        14.09%          15.20%
Minimum capital adequacy requirement              $19,900          $39,811       $22,117         $44,233
Minimum capital adequacy ratio                      2.00%            4.00%         4.00%           8.00%
Regulatory capital excess                         $57,727          $38,068       $55,762         $39,795

-------------------------------------------------------------------------------------------------------------
                                                                 Tier 1 or       Tier 1           Total
                                                  Tangible       Leverage      Risk-Based      Risk-Based
At December 31, 2001                               Equity         Capital        Capital         Capital
-------------------------------------------------------------------------------------------------------------
Total qualifying capital                          $66,201          $66,395       $66,395         $73,582
Capital ratio                                       7.88%            7.90%        11.60%          12.85%
Minimum capital adequacy requirement              $16,806          $33,620       $22,904         $45,808
Minimum capital adequacy ratio                      2.00%            4.00%         4.00%           8.00%
Regulatory capital excess                         $49,395          $32,775       $43,491         $27,774

         Dividend Restrictions

         The Bank's ability to pay dividends is restricted by certain regulations. Under the current regulations, the Bank is not permitted to pay cash dividends or repurchase any of its capital stock if such payment or repurchase would cause its regulatory capital to be reduced below either the amount of the liquidation account or the regulatory capital requirements applicable to it. An institution that exceeds its fully phased in capital requirement could, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year of up to 100% of its current net income plus the amount that would reduce its "surplus capital ratio" (the excess capital over its fully phased-in capital requirement) to less than one-half of its surplus capital ratio at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. A savings institution that does not meet its minimum regulatory capital requirements cannot make any capital distributions without prior OTS approval. Because the Bank is the primary source of working capital for the Company, the Company's ability to pay dividends is therefore limited. Under the OTS directive discussed above the Company suspended the quarterly cash dividend on its common stock during the second half of 2001 and the first half of 2002. The Company paid cash dividends of $.12 per share during 2001 prior to the OTS directive and paid cash dividend of $.10 during 2002 after the OTS released the directive.

(21) Fair Value of Financial Instruments

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

         The following methods and assumptions were used to estimate the fair value of selected financial instruments at December 31, 2002 and 2001:

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

         Deposits: Fair values disclosed for deposits with no stated maturity (checking, NOW, savings, and money market accounts) are, by definition, equal to the amount payable on demand at December 31, 2002 and 2001 (i.e., current carrying amounts). Fair values for deposits with stated maturity dates (time deposits) were estimated with a discounted cash flow calculation that uses current borrowing rates for advances with comparable terms and maturities. Current carrying amounts of escrow deposits approximate estimated fair value.

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

         Capital securities: Fair value of capital securities is estimated using a discounted cash flow calculation that uses current borrowing rates for instruments with comparable terms and maturities

         Accrued interest payable: Current carrying amounts reported in the statement of financial condition approximate estimated fair value.

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

      The carrying amounts and fair values of the Company's financial instruments were as follows:

-----------------------------------------------------------------------------------------------------
At December 31,                                               2002                      2001
-----------------------------------------------------------------------------------------------------
                                                     Carrying     Estimated    Carrying     Estimated
                                                       Value     Fair Value      Value     Fair Value
                                                    -------------------------------------------------
Financial assets:
   Cash and due from other financial institutions     $  38,220   $  38,220     $  32,526   $  32,526
   Investments and mortgage-backed securities           479,296     481,258       250,001     249,848
   Loans, excluding lease receivables(1)                448,369     464,021       492,957     505,076
   Accrued interest receivable                            4,804       4,804         4,551       4,551
   Servicing rights                                         280         280           246         246
Financial liabilities:
   Deposits                                            $691,538    $686,179      $629,523    $626,406
   Short-term borrowings                                 96,882      97,223           200         200
   Long-term and subordinated debt                      121,727     132,957       140,368     146,341
   Capital securities                                    28,836      32,132        20,260      23,470
   Accrued interest payable                               3,554       3,554         3,526       3,526

(1) Includes loans held for sale

(22) Subsequent Event

         On February 24, 2003, the Company announced the addition of Frank A. Farnesi, CPA to its Board of Directors.

         On February 26, 2003, the Company announced the completion of its repurchase of 200,000 shares of common stock under its previously announced repurchase program and the authorization of a new repurchase program by the Company's Board of Directors to repurchase up to 335,000 shares, or five percent of the Company's outstanding common stock.

(23) Condensed Financial Information of Progress Financial Corporation (Parent Company Only)

Condensed Statements of Financial Condition
-------------------------------------------------------------------------------
At December 31,                                           2002         2001
-------------------------------------------------------------------------------
Assets:
     Cash on deposit with subsidiary                     $     3      $    --
     Interest-earning deposits                                21            1
     Investment in Bank                                   82,438       66,833
     Investment in non-bank subsidiaries                   5,427        6,595
     Investment in unconsolidated entities                   109          110
     Investments available for sale                        8,657        1,770
     Loans and advances to subsidiaries                      193          296
     Other assets                                            616          684
                                                         -------      -------
         Total assets                                    $97,464      $76,289
                                                         =======      =======

Liabilities and shareholders' equity:
Liabilities:
     Subordinated debt                                   $    --      $ 3,000
     Capital securities                                   28,836       20,260
     Employee Stock Ownership Plan note payable            1,342        1,475
     Accounts payable to subsidiaries                         26          417
     Other liabilities                                       531         538
                                                         -------      -------
         Total liabilities                                30,735       25,690

Shareholders' equity:
     Serial preferred stock                                   --           --
     Common stock                                          7,058        5,818
     Treasury stock                                       (1,050)        (628)
     Unearned Employee Stock Ownership Plan shares        (1,341)      (1,448)
     Unearned compensation--restricted stock awards          (75)        (107)
     Capital surplus                                      51,536       44,029
     Retained earnings                                     6,936        3,620
     Net accumulated other comprehensive income (loss)     3,665         (685)
                                                         -------      -------
         Total shareholders' equity                       66,729       50,599
                                                         -------      -------
         Total liabilities and shareholders' equity      $97,464      $76,289
                                                         =======      =======

                                       57

Condensed Statements of Operations

For the years ended December 31,                                                2002          2001          2000
------------------------------------------------------------------------------------------------------------------
Management fees from subsidiaries                                             $   543       $   346        $1,055
Investment advisory fees                                                           --            24            24
Equity in undistributed income of subsidiaries                                  6,100         2,719         7,719
Equity in unconsolidated entities                                                   6            19            --
Loss on extinguishment of debt                                                    (55)           --            --
Loss of sale investments in unconsolidated entities                                --            (5)           --
Miscellaneous income                                                                7            85            --
Interest income                                                                    92            23            24
                                                                              -------       -------        ------
     Total income                                                               6,693         3,211         8,822
                                                                              -------       -------        ------
Interest expense                                                                2,585         2,584         2,161
Professional services                                                             174           143            99
Management fee to Bank                                                            888           955         1,854
Miscellaneous expense                                                             105            88           147
                                                                              -------       -------        ------
     Total expense                                                              3,752         3,770         4,261
                                                                              -------       -------        ------
Income (loss) from continuing operations before income taxes                    2,941          (559)        4,561
Income tax benefit                                                             (1,055)       (1,103)       (1,058)
                                                                              -------       -------        ------
Income from continuing operations                                               3,996           544         5,619
Income from discontinued operations (net of tax of  $--, $--and $189)              --            --         1,680
                                                                              -------       -------        ------
         Net income                                                           $ 3,996       $   544        $7,299
                                                                              =======       =======        ======

Condensed Statements of Cash Flows

For the years ended December 31,                                                2002         2001          2000
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Income from continuing operations                                           $ 3,996       $   544        $5,619
  Add(deduct) items not affecting cash flows from continuing operations:
       Equity in income of subsidiaries                                        (6,100)       (2,719)       (7,719)
       Equity in unconsolidated entities                                           (6)          (19)           --
       Loss from extinguishment of debt                                            55            --            --
       Amortization                                                                85            62            69
  Net (increase) decrease in accounts receivable and other assets                 140          (402)        4,299
  Net decrease in accounts payable and other liabilities                         (444)         (918)       (5,211)
                                                                              -------       -------        ------
           Net cashflows used in continuing operations                         (2,274)       (3,452)       (2,943)
           Net cash flows provided by discontinued operations                      --            --         2,776
                                                                              -------       -------        ------
           Net cash flows used in operating activities                         (2,274)       (3,452)         (167)
                                                                              -------       -------        ------
Cash flows from investment activities:
  Capital contributions and additional investment in subsidiaries              (4,525)       (3,800)       (5,885)
  Dividends and cash distributions from subsidiaries                              538         8,712         2,601
  Investments in unconsolidated entities                                           --           (93)           --
  Cash distributions from unconsolidated entities                                   7             8            --
  Proceeds from sales of investments available for sale                         1,770           524         1,107
  Purchases of investments available for sale                                  (8,657)       (1,770)         (524)
  Purchase of Company owned life insurance                                         --          (125)         (125)
                                                                              -------       -------        ------
           Net cash flows used in investment activities                       (10,867)        3,456        (2,826)
                                                                              -------       -------        ------
Cash flows from financing activities:
  Proceeds from issuance of capital securities                                 15,000            --         6,000
  Early extinguishment of capital securities                                   (6,275)           --            --
  Early extinguishment of subordinated debt                                    (3,030)           --            --
  Proceeds from issuance of ESOP debt                                              --         1,500            --
  Repayment of ESOP debt                                                         (133)          (25)          (74)
  Purchase of treasury stock                                                     (566)       (1,105)       (2,165)
  Net proceeds from sale of treasury stock                                        183            --            --
  Net proceeds from issuance of common stock                                    8,224            --            --
  Net proceeds from issuance of common stock under employee benefit plans         441           279           296
  Dividends paid                                                                 (680)         (677)       (1,235)
                                                                              -------       -------        ------
           Net cash flows provided by (used in) financing activities           13,164           (28)        2,822
                                                                              -------       -------        ------
Net increase (decrease) in cash and cash equivalents                               23           (24)         (171)
Cash and cash equivalents:
Beginning of year                                                                   1            25           196
                                                                              -------       -------        ------
End of year                                                                   $    24       $     1        $   25
                                                                              =======       =======        ======

         These statements should be read in conjunction with the other notes to the consolidated financial statements.

[GRAPHIC OMITTED]
--------------------------------------------------------------------------------
                                                      PricewaterhouseCoopers LLP
                                                      One South Market Square
                                                      Harrisburg PA 17101-9916
                                                      Telephone (717) 231-5900
                                                      Facsimile (717) 232-5672


                        Report of Independent Accountants

To The Shareholders and Board of Directors of Progress Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Progress Financial Corporation and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP



January 21, 2003

[GRAPHIC OMITTED]


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

         The Audit Committee of the Board of Directors, composed solely of directors who are not employees of the Corporation or its subsidiaries, meets periodically with management and Pricewaterhouse Coopers LLP; the internal auditors and external auditors to determine that each is properly fulfilling its responsibilities. The Corporation's consolidated financial statements have been audited by Pricewaterhouse Coopers LLP, independent certified public accountants. Its Report of Independent Accountants, which is based on an audit made in accordance with generally accepted auditing standards, expresses an opinion as to the fair presentation of the consolidated financial statements. In performing its audit, Pricewaterhouse Coopers LLP considers the Corporation's internal control structure to the extent it deems necessary in order to issue its opinion on the consolidated financial statements.

                                               /s/ W. Kirk Wycoff

                                               W. Kirk Wycoff
                                               Chairman, President and
                                               Chief Executive Officer

                                               /s/ Michael B. High

                                               Michael B. High
                                               Chief Operating Officer and
                                               Chief Financial Officer

                                               January 21, 2003

[GRAPHIC OMITTED]

                                                            January 8, 2003



Board of Directors
Progress Bank
4 Sentry Parkway
Suite 200
Blue Bell, PA   19422

Gentlemen:

Progress Bank and its wholly owned subsidiaries (PB) are responsible for the preparation, integrity and fair presentation of its financial statements as of December 31, 2002 and the year then ended. The financial statements have been prepared on a comprehensive basis of accounting defined in the Federal Financial Institutions Examination Council (FFIEC) Consolidated Condition of Income (Call Reports) and, as such, include amounts, some of which are based on judgments and estimates of management.

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

Management assessed its internal control structure over financial reporting as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes PB maintained an effective internal control structure over financial reporting of December 31, 2002.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that PB complied, in all significant respects, with designated laws and regulations relating to safety and soundness for the year ended December 31, 2002.

                                    /s/ W. Kirk Wycoff

                                    W. Kirk Wycoff, Chief Executive Officer

                                    /s/ Michael B. High

                                    Michael B. High, Chief Operating Officer and Chief Financial Officer

[GRAPHIC OMITTED]
--------------------------------------------------------------------------------
                                                      PricewaterhouseCoopers LLP
                                                      One South Market Square
                                                      Harrisburg PA 17101-9916
                                                      Telephone (717) 231-5900
                                                      Facsimile (717) 232-5672

                        Report of Independent Accountants

To the Board of Directors of
Progress Bank

We have examined management's assertion, included in the accompanying letter to be sent to the Federal Deposit Insurance Corporation, that Progress Bank maintained effective internal control over financial reporting as of December 31, 2002, based on criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Progress Bank's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

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

In our opinion, management's assertion that Progress Bank maintained effective internal control over financial reporting as of December 31, 2002 is fairly stated, in all material respects, based upon criteria established in "Internal Control -- Integrated Framework" issued by COSO.



/s/ PricewaterhouseCoopers LLP


January 21, 2003

Selected Quarterly Consolidated Financial Data (Unaudited)

The following table represents quarterly financial data for the period indicated. In the opinion of management, this information reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. Reclassifications have been made to certain previously reported amounts to conform to the 2002 classifications.

                                        Dec. 31,    Sept. 30,   Jun. 30,  Mar. 31,   Dec. 31,   Sept. 30,   Jun. 30,   Mar. 31,
                                          2002        2002       2002       2002       2001       2001        2001       2001
-------------------------------------------------------------------------------------------------------------------------------
Interest income                         $13,276    $13,473    $13,474    $13,012    $14,451    $16,330     $16,906    $17,298
Interest expense                          6,447      6,653      6,581      6,644      7,618      8,808       9,484      9,740
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                       6,829      6,820      6,893      6,368      6,833      7,522       7,422      7,558
Provision for loan and lease losses         875        500      1,000      1,439        972      1,543       3,554      1,047
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan and lease losses               5,954      6,320      5,893      4,929      5,861      5,979       3,868      6,511
Non-interest income                       3,208      4,351      3,216      4,544      5,215      4,252       3,285      3,058
Non-interest expense                      7,737      8,290      7,767      8,356     10,238      8,835       9,253      8,959
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                1,425      2,381      1,342      1,117        838      1,396      (2,100)       610
Income tax expense                          401      1,066        435        367        283        463        (731)       185
-------------------------------------------------------------------------------------------------------------------------------
Net income                              $ 1,024    $ 1,315     $  907     $  750    $   555    $   933     $(1,369)   $   425
===============================================================================================================================
Basic net income per common share           .15        .20        .13        .12        .10        .17        (.24)       .07
Diluted net income per common share         .15        .19        .13        .12        .10        .17        (.24)       .07
Dividends per share                         .05        .05         --         --         --         --         .06        .06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

              The information contained in the section titled "Information with Respect to Nominees for Director and Directors Whose Terms Continue" in the Company's definitive Proxy Statement for the 2003 Annual Meeting to be held April 22, 2003 (the "Proxy Statement") is incorporated herein by reference.

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

Item 14. Controls and Procedures

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     4 Instruments defining the rights of security holders, including indentures (The Company has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any indenture that it is a party to the SEC upon request.)

   *10.1 1993 Stock Incentive Plan as amended in 1999. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 29, 2000) **

   *10.2 1993 Directors' Stock Option Plan as amended in 1997. (Appendix B to the Company's Definitive Proxy on Form DEF 14A, filed with the SEC on April 7, 1997) **

   *10.3 Employment Agreement between Progress Financial Corporation, Progress Bank and W. Kirk Wycoff dated July 23, 2002. (Exhibit 10. to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002) **

   *10.4 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and Michael B. High dated October 2, 1998. (Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999) **

   *10.5 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and H. Wayne Griest dated November 17, 1998. (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29, 1999) **

   *10.6 Change in Control and Termination Agreement between Progress Financial Corporation, Progress Bank and Eric J. Morgan dated October 2, 1998. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 29,
           1999) **

   *10.7 Restricted Stock Award Plan dated February 17, 1999. (Exhibit 4 on the Company's Registration Statement on Form S-8, File Number 333-72543 filed with the SEC on February 18, 1999) **

   *10.8 2000 Stock Incentive Plan. (Exhibit 99.1 to the Company's Definitive Proxy on Form DEF 14A, filed with the SEC on March 24, 2000) **

     No.                            Exhibits (Continued)
    ---                             --------------------

     21    Subsidiaries of the Registrant

     23    Consent of Independent Accountants for Progress Financial Corporation

     99.1  Certification of Chief Executive Officer

     99.2  Certification of Chief Financial Officer

*     Incorporated by reference.
**   Management compensation plan or arrangement

c. Reports on Form 8-K filed for the quarter ended December 31, 2002:

   1. On October 22, 2002, the Company filed a Current Report under Item 5 announcing the Third Quarter 2002 earnings and the distribution of an earnings package to analysts.
   2. On October 23, 2002, the Company filed a Current Report under Item 5 announcing the declaration of its quarterly cash dividend.
   3. On October 23, 2002, the Company filed a Current Report under Item 5 announcing the authorized reinstatement of the repurchase program for the repurchase of up to 200,000 shares, or three percent, of the Company's outstanding common stock.
   4. On October 28, 2002, the Company filed a Current Report under Item 5 announcing Compliance and release from the OTS Supervisory Directive, dated July 3, 2001 and the Individual Minimum Capital Directive, dated September 20, 2001.
   5. On November 13, 2002, the Company filed a Current Report under Item 5 announcing the issuance of 10,000 shares of Trust Preferred Securities (Trust III).
   6. On December 24, 2002, the Company filed a Current Report under Item 5 announcing the issuance of 5,000 shares of Trust Preferred Securities (Trust IV).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.

                         Progress Financial Corporation

March 12, 2003                      BY: /s/ W. Kirk Wycoff
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


/s/ W. Kirk Wycoff                                       March 12, 2003
--------------------------------------                   --------------
W. Kirk Wycoff, Chairman, President                           Date
and Chief Executive Officer

/s/ John E. F. Corson                                    March 12, 2003
--------------------------------------                   --------------
John E. Flynn Corson, Director                                Date

/s/ William O. Daggett, Jr.                              March 12, 2003
--------------------------------------                   --------------
William O. Daggett, Jr., Director                             Date

/s/ Frank A. Farnesi                                     March 12, 2003
--------------------------------------                   --------------
Frank A. Farnesi, Director                                    Date

/s/ G. Daniel Jones                                      March 12, 2003
--------------------------------------                   --------------
G. Daniel Jones, Director                                     Date

/s/ Joseph R. Klinger                                    March 12, 2003
--------------------------------------                   --------------
Joseph R. Klinger, Director                                   Date

/s/ Paul M. LaNoce                                       March 12, 2003
--------------------------------------                   --------------
Paul M. LaNoce, Director                                      Date

/s/ A. John May                                          March 12, 2003
--------------------------------------                   --------------
A. John May, III, Director                                    Date

/s/ William L. Mueller                                   March 12, 2003
--------------------------------------                   --------------
William L. Mueller, Director                                  Date

/s/ Kevin J. Silverang                                   March 12, 2003
--------------------------------------                   --------------
Kevin J. Silverang, Director                                  Date

/s/ Charles J. Tornetta                                  March 12, 2003
--------------------------------------                   --------------
Charles J. Tornetta, Director                                 Date

/s/ Stephen T. Zarrilli                                  March 12, 2003
--------------------------------------                   --------------
Stephen T. Zarrilli, Director                                 Date

/s/ Michael B. High                                      March 12, 2003
--------------------------------------                   --------------
Michael B. High, Chief Financial Officer                      Date
and Chief Operating Officer

                                  CERTIFICATION

I, W. Kirk Wycoff, President and Chief Executive Officer of Progress Financial Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Progress Financial Corporation (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

                              /s/ W. Kirk Wycoff
                              --------------------------------------------
                              Name: W. Kirk Wycoff
                              Title: President and Chief Executive Officer

                                  CERTIFICATION

I, Michael B. High, Chief Operating Officer and Chief Financial Officer of Progress Financial Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Progress Financial Corporation (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

                              /s/ Michael B. High
                              ------------------------------------------------
                              Name: Michael B. High
                              Title: Chief Operating Officer and
                                     Chief Financial Officer