Form 10-Q
period 2003-03-31
PROGRESS FINANCIAL CORP
filed 2003-05-12
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2003.

[ ]  Transition  report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the transition  period from        to            .


Commission File Number:  0-14815


                         Progress Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     23-2413363
-----------------------------------      ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
 incorporation or organization)


     4 Sentry Parkway, Suite 200
      Blue Bell, Pennsylvania                              19422
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (610) 825-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes --------- No X -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock ($1.00 par value)                          6,585,902
-------------------------------------     --------------------------------------
     Title of Each Class                      Number of Shares Outstanding
                                                as of April 28, 2003

                         Progress Financial Corporation
                                Table of Contents


                     PART I -- Interim Financial Information

                                                                                                          Page
Item 1.       Interim Financial Statements (Unaudited)

              Consolidated Interim Balance Sheets as of March 31, 2003 and December 31, 2002.................3

              Consolidated Interim Statements of Income for the three months ended
              March 31, 2003 and 2002........................................................................4

              Consolidated Interim Statements of Changes in Shareholders' Equity and
              Comprehensive Income for the three months ended March 31, 2003 and 2002........................5

              Consolidated Interim Statements of Cash Flows for the three months ended
              March 31, 2003 and 2002........................................................................6

              Notes to Consolidated Interim Financial Statements.............................................7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................16

Item 4.       Controls and Procedures.......................................................................16


                          PART II -- Other Information

Item 1.       Legal Proceedings.............................................................................16

Item 2.       Changes in Securities.........................................................................16

Item 3.       Defaults upon Senior Securities...............................................................17

Item 4.       Submission of Matters to a Vote of Security Holders...........................................17

Item 5.       Other Information.............................................................................17

Item 6.       Exhibits and Reports on Form 8-K..............................................................17

              Signatures....................................................................................18

              Certifications................................................................................19

                     PART I -- INTERIM FINANCIAL INFORMATION


Item 1.       Interim Financial Statements (Unaudited)


Consolidated Interim Balance Sheets
(Dollars in thousands)                                                                 March 31,        December 31,
                                                                                         2003               2002
                                                                                     --------------    ----------------

Assets
Cash and due from other financial institutions:
   Non-interest-earning                                                                $   22,166        $   20,650
   Interest-earning                                                                         6,650            17,570
Investments and mortgage-backed securities [Note 3]:
   Available for sale at fair value (amortized cost: $390,402 and $353,688)               395,603           359,290
   Held to maturity at amortized cost (fair value: $145,380 and $121,968)                 142,686           120,006
Loans and leases, net [Note 4] (net of reserves [Note 5]: $7,214 and $6,463]              494,914           459,350
Premises and equipment, net                                                                26,352            26,726
Other assets                                                                               18,563            14,252
                                                                                     --------------    ----------------
              Total assets                                                             $1,106,934        $1,017,844
                                                                                     ==============    ================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
     Non-interest-bearing                                                              $  106,799        $  100,075
     Interest-bearing                                                                     604,751           591,463
   Short-term borrowings:
     Securities sold under agreements to repurchase                                       137,265            81,125
     Other borrowings                                                                      30,418            15,757
   Other liabilities                                                                       12,674            12,132
   Long-term debt:
     Federal Home Loan Bank advances                                                      120,500           120,500
     Other debt                                                                             1,227             1,227
   Capital securities                                                                      28,844            28,836
                                                                                     --------------    ----------------
         Total liabilities                                                              1,042,478           951,115
                                                                                     --------------    ----------------
Commitments and contingencies [Note 9]
Shareholders' Equity:
   Serial preferred stock--$.01 par value; 1,000,000 shares authorized but unissued            --                --
   Junior participating preferred stock--$.01 par value; 1,010 shares authorized               --                --
         but unissued
   Common stock -- $1 par value; 12,000,000 shares authorized: 7,121,000 and
         7,058,000 shares issued and outstanding; including treasury shares of
         370,000 and 114,000 and unallocated Employee Stock Ownership Plan
         shares of 169,000 and 169,000, respectively                                        7,121             7,058
   Other common shareholders' equity, net                                                  53,931            56,006
   Net accumulated other comprehensive income                                               3,404             3,665
                                                                                     --------------    ----------------
         Total shareholders' equity                                                        64,456            66,729
                                                                                     --------------    ----------------
              Total liabilities and shareholders' equity                               $1,106,934        $1,017,844
                                                                                     ==============    ================



See Notes of Consolidated Interim Financial Statements.

Consolidated Interim Statements of Income
(Dollars in thousands, except per share data)

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                         2003              2002
                                                                                     --------------    -------------
Interest income:
     Loans and leases, including fees                                                    $7,860         $  8,950
     Mortgage-backed securities                                                           5,010            3,370
     Investment securities                                                                  689              606
     Other                                                                                   21               86
                                                                                     --------------    -------------
       Total interest income                                                             13,580           13,012
                                                                                     --------------    -------------
Interest expense:
     Deposits                                                                             3,564            4,021
     Short-term borrowings                                                                  671              103
     Long-term debt                                                                       1,548            1,948
     Capital securities                                                                     590              572
                                                                                     --------------    -------------
         Total interest expense                                                           6,373            6,644
                                                                                     --------------    -------------
Net interest income                                                                       7,207            6,368
Provision for loan and lease losses                                                         700            1,439
                                                                                     --------------    -------------
Net interest income after provision for loan and lease losses                             6,507            4,929
                                                                                     --------------    -------------
Non-interest income:
     Service charges on deposits                                                            806              854
     Lease financing fees                                                                    37               63
     Mutual fund, annuity and insurance commissions                                         610              940
     Loan brokerage and advisory fees                                                       311              273
     Private equity fund management fees                                                     65               52
     Gain on sale of securities                                                             323               --
     Gain on sale of loan and lease receivables                                             164              132
     Client warrant income                                                                  197            1,426
     Fees and other                                                                         323              804
                                                                                     --------------    -------------
         Total non-interest income                                                        2,836            4,544
                                                                                     --------------    -------------
Non-interest expense:
     Salaries and employee benefits                                                       3,892            4,401
     Occupancy                                                                              716              586
     Data processing                                                                        227              257
     Furniture, fixtures and equipment                                                      491              546
     Professional services                                                                  647              578
     Other                                                                                1,348            1,988
                                                                                     --------------    -------------
         Total non-interest expense                                                       7,321            8,356
                                                                                     --------------    -------------
Income before income taxes                                                                2,022            1,117
Income tax expense                                                                          575              367
                                                                                     --------------    -------------
              Net income                                                                 $1,447         $    750
                                                                                     ==============    =============

Basic earnings per common share                                                        $    .22        $     .12
Diluted earnings per common share                                                      $    .21        $     .12
Dividends per common share                                                             $    .06        $     --
Basic average common shares outstanding                                               6,710,508        6,206,177
Diluted average common shares outstanding                                             6,932,383        6,342,450


See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

                                                                                                 Net
                                                              Unearned                       Accumulated
                                                  Unearned  Compensation                       Other                      Total
                              Common    Treasury    ESOP     Restricted  Capital  Retained Comprehensive Comprehensive Shareholders'
                               Stock     Stock     Shares      Stock     Surplus  Earnings  Income(Loss) Income(Loss)     Equity
                             --------- ---------  --------  ------------ ------- ---------- ------------ ------------  -------------

For the three months ended March 31, 2003:
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002  $7,058  $(1,050)  $(1,341)       $(75)    $51,536   $6,936       $3,665                    $66,729
Issuance of stock under
   employee benefits plans
   (63,580 common shares)         63       --       --           24         184       --           --                        271
Net income                        --       --       --           --          --    1,447           --      $1,447          1,447
Other comprehensive loss, net
   of tax(A)                      --       --       --           --          --       --         (261)       (261)          (261)
                                                                                                        -----------
Net comprehensive income                                                                                   $1,186
                                                                                                        ===========
Cash dividends declared           --       --       --           --          --     (410)          --                       (410)
Purchase of treasury stock        --   (3,320)      --           --          --       --           --                     (3,320)
-------------------------------------------------------------------------------------------------------                 ------------
Balance at March 31, 2003     $7,121  $(4,370)  $(1,341)       $(51)    $51,720   $7,973       $3,404                    $64,456
=======================================================================================================                 ============

For the three months ended March 31, 2002:
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001  $5,818    $(628)  $(1,448)      $(107)    $44,029   $3,620     $   (685)                 $50,599
Issuance of stock under
   employee benefits plans
   (64,375 common shares)         64       --       --           30         237       --           --                      331
Retirement of restricted stock
   awards (782 common shares)     (1)      --       --            9          (8)      --           --                       --
Net income                        --       --       --           --          --      750           --        $750          750

Other comprehensive loss,
          net of tax(A)           --       --       --           --          --       --         (584)       (584)        (584)
                                                                                                         ------------
Net comprehensive income                                                                                     $166
                                                                                                         ============
Issuance of stock under
   private placement
   (1,153,330 common shares)   1,153       --       --           --       7,071       --           --                    8,224
------------------------------------------------------------------------------------------------------              ------------
Balance at March 31, 2002     $7,034    $(628)  $(1,448)     $  (68)    $51,329   $4,370      $(1,269)                 $59,320
======================================================================================================              ============

(A) For the three months ended March 31,                                      2003     2002
----------------------------------------------------------------------------------------------
    Calculation of other comprehensive loss, net of tax:
    Unrealized holding losses arising during the period, net of tax           $(48)   $(584)
    Less:  Reclassification for gains included in net income, net of tax       213       --
                                                                           -------- ----------
    Other comprehensive loss, net of tax                                     $(261)   $(584)
                                                                           ======== ==========


See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Cash Flows
(Dollars in thousands)

For the three months ended March 31,                                                    2003            2002
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                             $1,447       $     750
Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                        675             753
     Provision for loan and lease losses                                                  700           1,439
     Client warrant income                                                               (197)         (1,426)
     Gain on sale of securities available for sale                                       (323)             --
     Gain on sale of loan and lease receivables                                          (164)           (132)
     Accretion of deferred loan and lease fees and expenses                              (292)           (368)
     Amortization of premiums/accretion of discounts on securities                      1,074             451
     Other, net                                                                            69             (67)
(Increase) decrease in other assets                                                    (4,381)          3,634
Increase in other liabilities                                                             696           3,362
                                                                                   ------------     -------------
         Net cash flows provided by (used in) operating activities                       (696)          8,396
                                                                                   ------------     -------------
Cash flows from investing activities:
Capital expenditures                                                                     (232)           (289)
Purchases of investments and mortgage-backed securities available for sale           (136,805)        (81,899)
Purchases of investments and mortgage-backed securities held to maturity              (28,763)        (27,361)
Repayments on mortgage-backed securities available for sale                            37,721          19,769
Repayments on mortgage-backed securities held to maturity                               5,920              16
Proceeds from sales, maturities and calls of investment and mortgage-backed
     securities available for sale                                                     61,985           4,193
 Proceeds from redemptions and calls of investment securities held to maturity             --             650
Proceeds from the sale of loans and leases                                              2,597           7,197
Net cash paid in sale of TechBanc                                                          --         (21,399)
Net (increase) decrease in loans and lease receivables                                (38,445)         15,712
Other, net                                                                                 --              30
                                                                                   ------------     -------------
         Net cash flows used in investing activities                                  (96,022)        (83,381)
                                                                                   ------------     -------------
Cash flows from financing activities:
Net increase in demand, NOW and savings deposits                                       12,254          28,898
Net increase in time deposits                                                           7,745           6,569
Net increase in short-term borrowings                                                  70,801          22,519
Dividends paid                                                                           (410)             --
Purchases of treasury shares                                                           (3,320)             --
Net proceeds from issuance of stock under employee benefit plans                          244             285
Net proceeds from issuance of stock in private placement                                   --           8,224
                                                                                   ------------     -------------
     Net cash flows provided by financing activities                                   87,314          66,495
                                                                                   ------------     -------------
Net decrease in cash and cash equivalents                                              (9,404)         (8,490)
Cash and cash equivalents:
     Beginning of year                                                                 38,220          32,526
                                                                                   ------------     -------------
     End of period                                                                    $28,816         $24,036
                                                                                   ============     =============

Supplemental disclosures:
     Net conversion of loans to real estate owned                                     $    --         $ 2,705
                                                                                   ============     =============


See Notes to Consolidated Interim Financial Statements.


Notes to Consolidated Interim Financial Statements

(1)  Basis of Presentation

     In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2003. The Company's subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Financial Resources, Inc., KMR Management, Inc., and Progress Capital Management, Inc. All significant intercompany transactions have been eliminated.


(2)  Shareholders' Equity

     Common Stock Offering and Repurchase Program
     --------------------------------------------
     On February 11, 2002, the Company issued 1,153,330 shares of common stock at $7.50 a share in a private placement offering to accredited investors, resulting in net proceeds of approximately $8.2 million.

     Under the Company's 2002 stock repurchase program to repurchase up to 200,000 shares, or five percent, of its outstanding common stock, 50,000 shares were repurchased during 2002 and 150,000 shares were repurchased during 2003. On February 26, 2003, the Company announced a new stock repurchase program to repurchase up to 335,000 shares, or five percent, of it outstanding common stock; 106,178 shares were repurchased as of March 31, 2003.

     Earnings per Share
     ------------------

     The following table presents a summary of per share data and amounts for the included periods.

     For the three months ended March 31,                    2003                                      2002
     ---------------------------------------     --------------------------------        -----------------------------------
     (Dollars in thousands, except per             Income     Shares        Per           Income      Shares       Per
      share data)                                                          Share                                  Share
                                                                           Amount                                 Amount
                                                  --------   --------    ---------        -------    --------    ---------

         Basic earnings per share:
            Income available to common
               shareholders                        $1,447     6,710,508     $.22            $750     6,206,177     $.12
                                                                            =====                                 ======
         Effect of dilutive securities:
            Options                                    --       221,875       --              --       136,273       --
                                                   --------   ----------                 -------    -----------
         Diluted earnings per share:
            Income available to common
               shareholders and assumed
               conversions                         $1,447     6,932,383     $.21            $750     6,342,450     $.12
                                                   ========   ==========    =====        =======    ===========   ======


     Pro Forma Stock Based Compensation
     ----------------------------------
     The Company accounts for its stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

         For the three months ended March 31,                                          2003                   2002
         -------------------------------------------------------------------     -----------------    --------------------
         (Dollars in thousands, except per share data)
         Net income, as reported                                                      $1,447                  $750
         Deduct:   Total stock-based employee compensation expense
                   determined under fair value based method for all
                   grants, net of related tax effects                                     78                    29
                                                                                 -----------------    --------------------
         Pro forma net income                                                         $1,369                  $721
                                                                                 =================    ====================

         Earnings per share:
                Basic--as reported                                                      $.22                  $.12
                Basic--pro forma                                                        $.20                  $.12
                Diluted--as reported                                                    $.21                  $.12
                Diluted--pro forma                                                      $.20                  $.11

     Capital Resources
     -----------------
     At March 31, 2003, the Bank's tangible equity ratio was 7.29%, Tier 1 leverage ratio was 7.31%, Tier 1 risk-based capital ratio was 13.24%, and total risk-based capital ratio was 14.39%. At March 31, 2003, the Bank was considered "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991.


(3)  Investment and Mortgage-backed Securities

     The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                     Gross         Gross
                                                     Amortized    Unrealized     Unrealized      Estimated      Carrying
         At March 31, 2003                             Cost          Gains         Losses       Fair Value        Value
         ------------------------------------------------------------------------------------------------------------------
        (Dollars in thousands)

         Available for Sale:
             Equity investments                       $  1,601       $   32         $ 14          $  1,619      $  1,619
             U.S. Government agencies                    2,002           20           --             2,022         2,022
             Bank deposits                                 166           --           --               166           166
             Corporate bonds                             5,954          181          557             5,578         5,578
             Mortgage-backed securities                380,679        5,657          118           386,218       386,218
         -------------------------------------------------------------------------------------------------------------------
                 Total available for sale             $390,402       $5,890         $689          $395,603      $395,603
         ====================================================================================================================

         Held to Maturity:
             Federal Home Loan Bank Stock             $  9,719       $   --         $ --          $  9,719      $  9,719
             U.S. Government agencies                    3,390           14           --             3,404         3,390
             Municipal bonds                            47,148        1,278           77            48,349        47,148
             Mortgage-backed securities                 82,429        1,488            9            83,908        82,429
         ----------------------------------------- -------------- ------------ --------------- -------------- --------------
                 Total held to maturity               $142,686       $2,780         $ 86          $145,380      $142,686
         ========================================= ============== ============ =============== ============== ==============


                                                                     Gross          Gross
                                                      Amortized    Unrealized     Unrealized     Estimated       Carrying
         At December 31, 2002                           Cost         Gains          Losses       Fair Value        Value
         -----------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)

         Available for Sale:
             Equity investments                       $  1,696       $   --         $ 11          $  1,685      $  1,685
             U.S. Government agencies                   10,653           13           --            10,666        10,666
             Bank deposits                                 166           --           --               166           166
             Corporate bonds                             8,034          198          556             7,676         7,676
             Mortgage-backed securities                333,139        6,014           56           339,097       339,097
         -----------------------------------------------------------------------------------------------------------------
                 Total available for sale             $353,688       $6,225         $623          $359,290      $359,290
         =================================================================================================================

         Held to Maturity:
             Federal Home Loan Bank Stock             $  8,401       $   --         $ --          $  8,401      $  8,401
             U.S. Government agencies                    3,330           52           --             3,382         3,330
             Municipal bonds                            34,805          736          190            35,351        34,805
             Mortgage-backed securities                 73,470        1,377           13            74,834        73,470
         -----------------------------------------------------------------------------------------------------------------
                 Total held to maturity               $120,006       $2,165         $203          $121,968      $120,006
         =================================================================================================================

     At March 31, 2003, certain equity investments are accounted for under the "equity method." Losses of $194,000 were recognized on these equity investments during the first quarter.


(4)  Loans and Lease Receivables, Net

     The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

                                                                 At March 31, 2003                  At December 31, 2002
                                                          ------------------------------     -------------------------------
         (Dollars in thousands)                                 Amount         Percent              Amount         Percent
                                                          --------------     -------------       -------------   ----------
         Commercial business                                $  84,818           16.89%             $83,994         18.03%
         Commercial real estate                               222,719           44.36              199,672         42.87
         Construction, net of loans in process                 96,377           19.19               87,728         18.83
         Single family residential real estate                 29,364            5.85               26,870          5.77
         Consumer loans                                        54,599           10.87               50,105         10.76
         Lease financing                                       15,965            3.18               19,673          4.22
         Unearned income                                      ( 1,714)           (.34)              (2,229)         (.48)
                                                          --------------     -------------     -------------    ------------
               Total loans and leases                         502,128          100.00%             465,813        100.00%
                                                                             =============                      ============
               Allowance for loan and lease losses            ( 7,214)                              (6,463)
                                                          --------------                       -------------
                   Net loans and leases                      $494,914                             $459,350
                                                          ==============                       =============


(5)  Allowance for Loan and Lease Losses

     The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

                                                                For the Three Months Ended
                                                                        March 31,
                                                              -------------------------------
         (Dollars in thousands)                                   2003              2002
                                                              -------------     -------------
         Balance at beginning of period                          $6,463            $9,917
         Charge-offs:
               Commercial business:
                   TechBanc                                         90              1,248
                   All other commercial business                    --                 53
                                                              -------------     -------------
                        Total commercial business                   90              1,301
               Commercial real estate                               --                696
               Lease financing                                      60                724
                                                              -------------     -------------
                            Total charge-offs                      150              2,721
                                                              -------------     -------------
         Recoveries:
               Commercial business:
                   TechBanc                                        110                 65
                   All other commercial business                    --                 --
                                                              -------------     -------------
                        Total commercial business                  110                 65
               Consumer loans                                        1                  1
               Lease financing                                      90                 74
                                                              -------------     -------------
                            Total recoveries                       201                140
                                                              -------------     -------------
         Net charge-offs (recoveries)                              (51)             2,581
         Additions charged to operations                           700              1,439
                                                              -------------     -------------
         Balance at end of period                                $7,214             $8,775
                                                              =============     =============

         Specific Valuation Allowance on Impaired Loans          $  300             $   47
                                                              =============     =============


(6)  TechBanc Sale

     In January 2002, the Company completed the sale of TechBanc, a division of the Bank, to Comerica Bank-California, a subsidiary of Comerica Incorporated. Included in the sale were loans, deposits and warrants of certain TechBanc's technology-based companies. The aggregate fair value of loans sold (including accrued interest receivable) was $25.0 million and deposits sold (including accrued interest payable) totaled $46.4 million with net cash paid of $21.4 million.


(7)  Goodwill, Servicing Assets and Other Intangible Assets

     Changes in the carrying amounts of goodwill related to each business segment for the three months ended March 31, 2003 are presented below:

         (Dollars in thousands)                      Banking       Equipment         Other          Total
                                                                    Leasing        Segments       Goodwill
                                                   ---------------------------------------------------------
         Balance at December 31, 2002                  $468           $112            $277           $857
         Impairment losses recognized                    --             --              --             --
                                                    --------------------------------------------------------
         Balance at March 31, 2003                     $468           $112            $277           $857
                                                   =========================================================


     The gross carrying amount, accumulated amortization and net carrying amount for each of the Company's identified intangible assets and servicing rights subject to amortization is presented below:

                                                    At March 31, 2003                       At December 31, 2002
                                          --------------------------------------    -------------------------------------
         (Dollars in thousands)              Gross                      Net            Gross                      Net
                                           Carrying    Accumulated    Carrying        Carrying    Accumulated   Carrying
                                            Amount     Amortization    Amount          Amount     Amortization   Amount
                                          --------------------------------------    -------------------------------------
         Customer-related intangible        $  655        $(391)        $264          $  655        $(347)        $308
         Servicing rights                      467         (165)         302             427         (147)         280
                                          ------------ ------------ ------------    ------------ ------------ -----------
               Total                        $1,122        $(556)        $566          $1,082        $(494)        $588
                                          ============ ============ ============    ============ ============ ===========


(8)  Capital Securities

     In December 2002, the Company issued $5.0 million of variable rate capital securities due January 7, 2033 (the "Capital Securities IV") in a private offering managed by Credit Suisse First Boston. At March 31, 2003 the interest rate was 4.76% (three month LIBOR plus 3.35%, capped at 12.5% until January 7, 2008, the date on which the Company can call the capital securities). The Capital Securities IV were issued by the Company's subsidiary, Progress Capital Trust IV (the "Trust IV"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust IV. The Trust IV issued $5.0 million of Capital Securities IV (and together with the preferred and common securities of the Trust, the "Trust Securities IV"), the proceeds from which were used by the Trust IV, along with the Company's $155,000 capital contribution for the common securities, to acquire $5.2 million aggregate principal amount of the Company's Junior Subordinated Debentures due January 7, 2033, which constitute the sole assets of the Trust IV. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities IV.

     In November 2002, the Company issued $10.0 million of variable rate capital securities due November 8, 2032 (the "Capital Securities III") in a private offering managed by Trapeza CDO I, LLC. At March 31, 2003 the interest rate was 4.69% (three month LIBOR plus 3.35%, capped at 12% until November 15, 2007, the date on which the Company can call the capital securities). The Capital Securities III were issued by the Company's subsidiary, Progress Capital Trust III (the "Trust III"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust III. The Trust III issued $10.0 million of variable rate Capital Securities III (and together with the common securities, the "Trust III Securities"), the proceeds from which were used by the Trust III along with the Company's $310,000 capital contribution for the common securities, to acquire $10.3 million aggregate principal amount of the Company's variable rate Junior Subordinated Notes due November 8, 2032, which constitute the sole assets of the Trust III. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust III's obligations under the Capital Securities III.

     In July 2000, the Company issued 6,000 shares, or $6.0 million, of 11.445% trust preferred securities, $1,000 liquidation amount per security, due July 19, 2030 (the "Capital Securities II"), in a private offering managed by First Union Securities, Inc. The Capital Securities II represent undivided beneficial interests in Progress Capital Trust II, (the "Trust II"), a statutory business trust created under the laws of Delaware, which was established by the Company for the purpose of issuing the Capital Securities II. The Company is the owner of all of the common securities of the Trust II. The Trust II issued $6.0 million of 11.445% Capital Securities II (and together with the common securities, the "Trust II Securities"), the proceeds from which were used by the Trust II along with the Company's $186,000 capital contribution for the common securities, to acquire $6.2 million aggregate principal amount of the Company's 11.445% Junior Subordinated Notes due July 19, 2030, which constitute the sole assets of the Trust II. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust II's obligations under the Capital Securities II.

     During 1997 the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's subsidiary, Progress Capital Trust I, a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust. The Trust issued $15.0 million of 10.5% Capital Securities (and together with the common securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the common securities, to acquire $15.5 million aggregate principal amount of the Company's

     10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, common securities and Capital Securities Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $6.0 million of the net proceeds to the Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations. During 2002, the Company retired $6.3 million of the Capital Securities and recorded a loss on the extinguishment of debt of $25,000.


(9)  Commitments and Contingencies

     At March 31, 2003, the Company had $193.0 million in loan commitments to extend credit, including unused lines of credit, and $8.7 million in letters of credit outstanding.


(10) Segments

     The following table sets forth selected financial information by business segment for the periods indicated:

     (Dollars in thousands)                                 Private       Insurance/
                                              Equipment   Equity Fund       Wealth        Other
                                   Banking     Leasing     Management     Management     Segments     Corporate    Total
                                 ------------------------------------------------------------------------------------------
          Total Assets at:
          March 31, 2003         $1,087,881     $14,925         $42           $451         $448        $3,187   $1,106,934
          December 31, 2002         986,455      18,262          44            521          595        11,967    1,017,844

         Revenues for the three months ended:
          March 31, 2003              9,812         306          65            606           37          (783)      10,043
          March 31, 2002              9,684         583          52            934          200          (541)      10,912

         Net income (loss) for the three months ended:
          March 31, 2003              2,154         (87)         20             66          (65)         (641)       1,447
          March 31, 2002              1,452        (172)        (25)            33          (76)         (462)         750


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 2003 data.

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from estimates. When used in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                          CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Company recognizes the following as critical accounting policies:
Allowance for Loan and Lease Losses, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, and Unrealized Gains and Losses on Debt Securities Available for Sale. There have not been any material changes in the Company's critical accounting policies since December 31, 2002. Further descriptions of the Company's critical accounting policies can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Pro-forma data associated with Stock-Based Compensation for the current quarter can be found in Footnote 2 of the Notes to Consolidated Interim Financial Statements included as Item 1 of this Form 10-Q.

                              RESULTS OF OPERATIONS

The Company recognized net income of $1.4 million, or diluted earnings per share of $.21, for the three months ended March 31, 2003 compared to $750,000, or $.12 per diluted share, for the first quarter of 2002. Return on average shareholders'equity was 8.87% and return on average assets was .56% for the three months ended March 31, 2003 compared to 5.33% and .35%, respectively, for the three months ended March 31, 2002.

Net Interest Income

Tax-equivalent net interest income for the quarter ended March 31, 2003 increased $973,000, or 15%, compared to the first quarter of 2002 and increased $444,000, or 6%, compared to the fourth quarter of 2002. The net interest margin for the first quarter of 2003 was 3.02% (FTE) compared to 3.25% (FTE) for the first quarter of 2002 and 3.09% (FTE) for the fourth quarter of 2002.

Average earning assets for the first quarter of 2003 were $999.8 million compared to $809.6 million for the first quarter of 2002. The increase in earning assets for the three months ended March 31, 2003 from the comparable period in 2002 was primarily due to higher levels of investments in mortgage-backed securities. Tax-equivalent interest income for the first quarter of 2003 increased $702,000, or 5%, over the same period in 2002 while interest expense decreased $271,000, or 4%, for the same period.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $700,000 for the quarter ended March 31, 2003, compared to $1.4 million for the same period in 2002. The higher provision during 2002 was primarily due to charge-offs in the TechBanc portfolio (which was subsequently sold) and the reserve additions to address credit and economic concerns which have now been reduced as a result of the reduction in the Company's classified assets.

At March 31, 2003, the allowance for loan and leases losses amounted to $7.2 million or 1.44% of total loans and leases and 132.49% of total non-performing loans and leases. At December 31, 2002, the allowance for loan and leases losses amounted to $6.5 million or 1.39% of total loans and leases and 118.65% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the quarter ended March 31, 2003 was $2.8 million compared to $4.5 million for the same period in 2002. This decrease was the result of a variety of factors. The quarter ended March 31, 2003 included client warrant income of $197,000 compared to $1.4 million during the first quarter of 2002. Fee income for the quarter decreased $605,000 primarily due to a decrease in mutual fund, annuity and insurance commissions from the Company's subsidiary, Progress Financial Resources, Inc., and a reduction in consulting fees from the Company's subsidiary, KMR Management, Inc. Gain on sale of securities was $323,000 for the first quarter of 2003 compared to no gain or loss on sale of securities during the same quarter in 2002.

Non-interest Expense

Total non-interest expense was $7.3 million for the quarter ended March 31, 2003, a decrease of $1.1 million compared to $8.4 million for the first quarter of 2002. Salaries and employee benefits decreased by $509,000 for the three months ended March 31, 2003 from the comparable period in 2002, mainly due to decreased commission volume for Progress Financial Resources, Inc. and lower staffing levels at KMR Management, Inc. Other expenses decreased $575,000 in the first quarter of 2003 compared to the first quarter of 2002 primarily due to recoveries of real estate owned expenses during 2003, loan workout expenses during 2002 and an uncollectible receivable from a client of KMR during 2002.

                               FINANCIAL CONDITION

Total assets increased to $1.1 billion at March 31, 2003 from $1.0 billion at December 31, 2002. Loans and leases outstanding totaled $502.1 million at March 31, 2003 compared to $465.8 million at December 31, 2002. This increase was primarily due to net growth in the commercial real estate loan portfolio of $23.0 million and in the construction loan portfolio of $8.6 million. Investments and mortgage-backed securities increased $59.0 million primarily due to net increases in mortgage-backed securities of $56.1 million and in municipal bonds of $12.3 million, partially offset by net decreases in U.S. Government agency securities of $8.6 million. Total deposits increased to $711.6 million at March 31, 2003 from $691.5 million at December 31, 2002 primarily due to net increases in non-interest-bearing demand deposits and time deposits.

Liquidity and Funding

The Company must maintain sufficient liquidity to meet its funding requirements for loan commitments, scheduled debt repayments, operating expenses, and deposit withdrawals. The Bank is the primary source of working capital for the Company. The Company's need for liquidity is affected by loan demand and net changes in retail deposits levels. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in retail deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including retail deposits, FHLB borrowings and securities sold under agreements to repurchase.

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the three months ended March 31, 2003, the Company reinvested its working capital primarily by purchasing mortgage-backed securities to maintain its liquidity. For the three months ended March 31, 2003, cash was used in investing activities primarily due to purchases of mortgage-backed securities; cash was provided by financing activities primarily due to increases in short-term borrowings.

Non-performing and Underperforming Assets

The following tables details the Company's non-performing and underperforming assets at the dates indicated:

(Dollars in Thousands)                                                                 December 31,
                                                                 March 31, 2003            2002             March 31, 2002
                                                                -----------------    -----------------     -----------------
Loans and leases accounted for on a non-accrual basis                $5,445                 $5,447             $  9,342
Other real estate owned, net of related reserves                         --                     --                4,243
                                                                -----------------    -----------------     -----------------
         Total non-performing assets                                  5,445                  5,447               13,585
Accruing loans 90 or more days past due                               2,213                    918                3,244
                                                                -----------------    -----------------     -----------------
                  Total underperforming assets                       $7,658                 $6,365              $16,829
                                                                =================    =================     =================

Non-performing assets as a percentage of net loans and
     leases and real estate owned                                     1.10%                 1.19%                 2.87%
                                                                =================    =================     =================
Non-performing assets as a percentage of total assets                  .49%                  .54%                 1.55%
                                                                =================    =================     =================
Underperforming assets as a percentage of net loans and
     leases and real estate owned                                     1.55%                 1.39%                 3.55%
                                                                =================    =================     =================
Underperforming assets as a percentage of total assets                 .69%                  .63%                 1.92%
                                                                =================    =================     =================

Allowance for loan and lease losses                                  $7,214                 $6,463               $8,775

Ratio of allowance for loan and lease losses to
     non-performing loans and leases at end of period               132.49%               118.65%                93.93%
                                                                =================    =================     =================
Ratio of allowance for loan and lease losses to
     underperforming loans and leases at end of period               94.20%               101.54%                69.72%
                                                                =================    =================     =================



Non-performing assets of $5.4 million at March 31, 2003 remained level compared to December 31, 2002 as additions of loans and leases to non-accrual status were primarily offset by payments on non-accrual loans and leases. Non-performing assets decreased from $13.6 million at March 31, 2002 primarily due to principal payments, charge-offs and a net decrease in real estate owned of $4.2 million. As of December 31, 2002, the Company had no real estate owned. The $5.4 million in non-performing loans at March 31, 2003 primarily consisted of: $4.3 million in commercial business loans (of which $433,000 were TechBanc loans); $521,000 of lease financings; $158,000 of commercial real estate loans; $246,000 of consumer loans; and $211,000 of single family residential mortgages.

Accruing loans 90 or more days past due increased to $2.2 million at March 31, 2003 from $918,000 at December 31, 2002 primarily due to a commercial real estate loan. The $2.2 million of accruing loans 90 or more days past due at March 31, 2003 consisted primarily of: $1.1 million of commercial business loans (of which $1.0 million are TechBanc loans) and $1.1 million of commercial real estate loans.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

(Dollars in thousands)               March 31, 2003                 December 31, 2002                 March 31, 2002
                               ---------------------------    ------------------------------    ---------------------------
                                 Amount         Percent          Amount          Percent          Amount         Percent
                               ------------    -----------    -------------    -------------    ------------    -----------
Delinquencies:
     30 to 59 days                $1,563         .31%             $3,205            .69%            $4,999         1.04%
     60 to 89 days                 1,076         .22               1,511            .32                701          .15
     90 or more days               2,213         .44                 918            .20              3,244          .68
                               ------------    -----------    -------------    -------------    ------------    -----------
         Total                    $4,852         .97%             $5,634           1.21%            $8,944         1.87%
                               ============    ===========    =============    =============    ============    ===========


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Item 7A, filed with the Securities and Exchange Commission on March 21, 2003. The market risk of the Company has not experienced any significant changes as of March 31, 2003 from the Annual Report on Form 10-K.


Item 4.  Controls and Procedures

Management, under the supervision and with the participation of the Company's President and Chief Executive Officer (the "CEO") and the Company's Chief
Operating and Chief Financial Officer (the "COO/CFO") have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon that evaluation, the CEO and the COO/CFO have concluded that the disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.



                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business which management, after reviewing the foregoing actions with legal counsel, is of the opinion that the liability, if any, resulting from such actions will not have a material effect on the financial condition or results of operations of the Company.

On August 29, 2001, a shareholders' derivative action was filed against the Company and its directors in the Delaware Chancery Court alleging failure to comply with the Home Owners' Loan Act, insider trading, and breach of their fiduciary duty. The plaintiff demands judgment against the Company and its directors for the amount of damages sustained by the Company as a result of the directors' breaches of fiduciary duty, awarding the plaintiff the costs and disbursements of the actions, including expenses of the lawsuit and granting such other and further relief as the Court may deem just and proper. The Company believed that this action was without merit and is defending the action vigorously. On December 7, 2001, the Company filed an Opening Brief and Motion to Dismiss the Complaint, which the plaintiff filed an opposition to on January 25, 2002. On March 8, 2002, the Company filed a Reply Brief in support of its motion to dismiss. Oral argument was held on April 24, 2002. On March 28, 2003, the Court granted the motion, dismissing the complaint in the action. The appeal period of 30 days has expired.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)     List of Exhibits

                  99.1     Certification of Chief Executive Officer

                  99.2     Certification of Chief Financial Officer

        (b)       Reports on Form 8-K

                   1. On January 22, 2003, the Company filed a Current Report under Item 5 announcing the Fourth Quarter 2002 earnings, declaration of the quarterly cash dividend and the distribution of the analyst package.

                   2. On February 28, 2003, the Company filed a Current Report under Item 5 announcing that Frank A. Farnesi has joined the Board of Directors for Progress Financial Corporation.

                   3. On February 28, 2003, the Company filed a Current Report under Item 5 announcing the completion of its repurchase of 200,000 shares of common stock and the authorization of additional repurchase up to 335,000 shares.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Progress Financial Corporation



       May 9, 2003                     /s/   W. Kirk Wycoff
---------------------------            -----------------------------------------
           Date                        W. Kirk Wycoff, Chairman, President and
                                       Chief Executive Officer





       May 9, 2003                    /s/   Michael B. High
---------------------------           ------------------------------------------
           Date                       Michael B. High, Chief Operating Officer
                                      and Chief Financial Officer

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


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 9, 2003

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


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 9, 2003

                                         /s/ Michael B. High
                                         -----------------------------------
                                         Name:    Michael B. High
                                         Title:   Chief Operating Officer and
                                                  Chief Financial Officer

                                  Exhibit 99.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


     The undersigned executive officer of Progress Financial Corporation (the "Registrant") hereby certifies to the best of his knowledge that the Registrant's Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                 /s/ W. Kirk Wycoff
                               ---------------------------------------------
                               Name:      W. Kirk Wycoff
                               Title:     President and Chief Executive Officer

Date:  May 9, 2003



     A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  Exhibit 99.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


The undersigned executive officer of Progress Financial Corporation (the "Registrant") hereby certifies that to the best of his knowledge the Registrant's Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



                                    /s/ Michael B. High
                                   ---------------------------------------------
                                   Name:  Michael B. High
                                   Title: Chief Operating Officer and
                                          Chief Financial Officer

Date:  May 9, 2003



A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.