Form 10-Q
period 2003-06-30
PROGRESS FINANCIAL CORP
filed 2003-08-13
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ---------- to -----.

Commission File Number:  0-14815


                         Progress Financial Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                                       23-2413363
--------------------------------------  ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


      4 Sentry Parkway, Suite 200
        Blue Bell, Pennsylvania                             19422
-----------------------------------------       --------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (610) 825-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes X No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes    No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock ($1.00 par value)                  6,870,451
-----------------------------------------     ----------------------------------
          Title of Each Class                 Number of Shares Outstanding as
                                                of July 31, 2003

                         Progress Financial Corporation
                                Table of Contents


                     PART I -- Interim Financial Information

                                                                                                          Page

Item 1.       Interim Financial Statements (Unaudited)

              Consolidated Interim Balance Sheets as of June 30, 2003 and December 31, 2002..................3

              Consolidated Interim Statements of Income for the three and six months ended
              June 30, 2003 and 2002.........................................................................4

              Consolidated Interim Statements of Changes in Shareholders' Equity and
              Comprehensive Income for the six months ended June 30, 2003 and 2002...........................5

              Consolidated Interim Statements of Cash Flows for the six months ended
              June 30, 2003 and 2002.........................................................................6

              Notes to Consolidated Interim Financial Statements.............................................7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................18

Item 4.       Controls and Procedures.......................................................................18


                          PART II -- Other Information

Item 1.       Legal Proceedings.............................................................................19

Item 2.       Changes in Securities.........................................................................19

Item 3.       Defaults upon Senior Securities...............................................................19

Item 4.       Submission of Matters to a Vote of Security Holders...........................................20

Item 5.       Other Information.............................................................................20

Item 6.       Exhibits and Reports on Form 8-K..............................................................21

              Signatures....................................................................................22



                     PART I -- INTERIM FINANCIAL INFORMATION


Item 1.       Interim Financial Statements (Unaudited)


Consolidated Interim Balance Sheets
(Dollars in thousands)                                                                    June 30,        December 31,
                                                                                            2003             2002
                                                                                        ------------    ----------------

Assets
Cash and due from other financial institutions:
   Non-interest-earning                                                                $   22,161        $   20,650
   Interest-earning                                                                         3,812            17,570
Investments and mortgage-backed securities [Note 4]:
   Available for sale at fair value (amortized cost: $355,501 and $353,688)               359,500           359,290
   Held to maturity at amortized cost (fair value: $159,601 and $121,968)                 156,282           120,006
Loans and leases, net [Note 5] (net of reserves [Note 6]: $7,245 and $6,463]              524,838           459,350
Lease receivables held for sale (fair value: $1,955 and $--) [Note 7]                       1,955                --
Premises and equipment, net                                                                26,698            26,726
Other assets                                                                               14,636            14,252
                                                                                     --------------    ----------------
              Total assets                                                             $1,109,882        $1,017,844
                                                                                     ==============    ================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
     Non-interest-bearing                                                              $  108,873        $  100,075
     Interest-bearing                                                                     631,979           591,463
   Short-term borrowings:
     Securities sold under agreements to repurchase                                        55,340            81,125
     Federal Home Loan Bank advances                                                       45,000            15,000
     Other borrowings                                                                         656               757
   Other liabilities                                                                       23,029            12,132
   Long-term debt:
     Federal Home Loan Bank advances                                                      150,500           120,500
     Other debt                                                                             1,196             1,227
   Capital securities                                                                      28,853            28,836
                                                                                     --------------    ----------------
         Total liabilities                                                              1,045,426           951,115
                                                                                     --------------    ----------------
Commitments and contingencies [Note 11]
Shareholders' Equity:
   Serial preferred stock--$.01 par value; 1,000,000 shares authorized but unissued            --                --
   Junior participating preferred stock--$.01 par value; 1,010 shares authorized               --                --
         but unissued
   Common stock -- $1 par value; 12,000,000 shares authorized: 7,164,000 and
         7,058,000 shares issued and outstanding; including treasury shares of
         138,000 and 114,000 and unallocated Employee Stock Ownership Plan
         shares of 174,000 and 169,000, respectively                                        7,164             7,058
   Other common shareholders' equity, net                                                  54,677            56,006
   Net accumulated other comprehensive income                                               2,615             3,665
                                                                                     --------------    ----------------
        Total shareholders' equity                                                         64,456            66,729
                                                                                     --------------    ----------------
              Total liabilities and shareholders' equity                               $1,109,882        $1,017,844
                                                                                     ==============    ================


See Notes of Consolidated Interim Financial Statements.


Consolidated Interim Statements of Income
(Dollars in thousands, except per share data)

                                                                For the Three Months Ended      For the Six Months Ended
                                                                         June 30,                       June 30,
                                                                ----------------------------    --------------------------
                                                                   2003            2002            2003           2002
                                                                ------------    ------------    -----------    -----------
Interest income:
     Loans and leases, including fees                             $ 8,649        $ 8,525          $16,509       $17,475
     Mortgage-backed securities                                     4,644          4,285            9,654         7,655
     Investment securities                                            785            628            1,474         1,234
     Other                                                             22             36               43           122
                                                               ------------    ------------    -----------    -----------
         Total interest income                                     14,100         13,474           27,680        26,486
                                                               ------------    ------------    -----------    -----------
Interest expense:
     Deposits                                                       3,521          3,840            7,085         7,861
     Short-term borrowings                                            562            308            1,233           411
     Long-term and subordinate debt                                 1,603          1,860            3,151         3,808
     Capital securities                                               586            573            1,176         1,145
                                                               ------------    ------------    -----------    -----------
         Total interest expense                                     6,272          6,581           12,645        13,225
                                                               ------------    ------------    -----------    -----------
Net interest income                                                 7,828          6,893           15,035        13,261
Provision for loan and lease losses                                   500          1,000            1,200         2,439
                                                               ------------    ------------    -----------    -----------
Net interest income after provision for loan and lease losses       7,328          5,893           13,835        10,822
                                                               ------------    ------------    -----------    -----------
Non-interest income:
     Service charges on deposits                                      867            978            1,673         1,832
     Lease financing fees                                              29             63               66           126
     Mutual fund, annuity and insurance commissions                   645            678            1,255         1,618
     Loan brokerage and advisory fees                                 641            302              952           575
     Private equity fund management fees                               65             65              130           117
     Gain on sale of securities                                       723            352            1,046           352
     Gain on sale of loan and lease receivables                       173            215              337           347
     Client warrant income                                             --             35              197         1,461
     Fees and other                                                   460            528              783         1,332
                                                               ------------    ------------    -----------    -----------
         Total non-interest income                                  3,603          3,216            6,439         7,760
                                                               ------------    ------------    -----------    -----------
Non-interest expense:
     Salaries and employee benefits                                 4,035          3,904            7,927         8,305
     Occupancy                                                        565            661            1,281         1,247
     Data processing                                                  243            230              470           487
     Furniture, fixtures and equipment                                477            509              968         1,055
     Professional services                                            678            641            1,325         1,219
     Goodwill and other intangible  assets  impairment losses
       and amortization                                                84            108              128           217
     Other                                                          1,698          1,714            3,002         3,593
                                                               ------------    ------------    -----------    -----------
         Total non-interest expense                                 7,780          7,767           15,101        16,123
                                                               ------------    ------------    -----------    -----------
Income before income taxes                                          3,151          1,342            5,173         2,459
Income tax expense                                                    774            435            1,349           802
                                                               ------------    ------------    -----------    -----------
              Net income                                          $ 2,377         $  907          $ 3,824       $ 1,657
                                                               ============    ============    ===========    ===========

Basic earnings per common share                                   $   .34         $  .13          $   .55       $   .24
Diluted earnings per common share                                 $   .33         $  .13          $   .53       $   .24
Dividends per common share                                        $   .06         $   --          $   .12       $    --
Basic average common shares outstanding                        6,896,326       7,134,571        6,971,948     6,827,082
Diluted average common shares outstanding                      7,174,239       7,311,470        7,228,342     6,989,391


See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

                                                                                                Net
                                                           Unearned                        Accumulated
                                               Unearned  Compensation                         Other                        Total
                              Common  Treasury   ESOP     Restricted  Capital  Retained  Comprehensive  Comprehensive  Shareholders'
                              Stock    Stock    Shares      Stock     Surplus  Earnings  Income (Loss)  Income (Loss)    Equity
                            --------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2003:
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002  $7,058  $(1,050)  $(1,341)    $(75)    $51,536   $6,936       $3,665                        $66,729
Issuance of stock under
   employee benefits plans
   (106,118 common shares;
   3,581 ESOP shares)            106       --        28       24         487       --           --                            645
Net income                        --       --        --       --          --    3,824           --         $3,824           3,824
Other comprehensive loss, net
   of tax(A)                      --       --        --       --          --       --       (1,050)        (1,050)         (1,050)
                                                                                                        ------------
Net comprehensive income                                                                                   $2,774
                                                                                                        ============
Cash dividends declared           --       --        --       --          --     (810)          --                           (810)
Stock dividend declared
   (337,236 treasury shares;
   8,427 ESOP shares)             --    3,942        --       --         782   (4,724)          --                             --
Purchase  of  treasury  stock
   (361,178 shares)               --   (4,882)       --       --          --       --           --                         (4,882)
--------------------------------------- --------- ----------------------------------------------------                   -----------
Balance at June 30, 2003      $7,164  $(1,990)  $(1,313)    $(51)    $52,805   $5,226       $2,615                        $64,456
======================================================================================================                   ===========

For the six months ended June 30, 2002:
------------------------------------------------------------------------------------------------------                   -----------
Balance at December 31, 2001  $5,818    $(628)  $(1,448)   $(107)    $44,029   $3,620     $   (685)                       $50,599
Issuance of stock under
   employee benefits plans
   (73,156 common shares 3,258
   ESOP shares)                   73       --        26       30         296       --           --                            425
Retirement of restricted stock
   awards (782 common shares)     (1)      --        --        9          (8)      --           --                             --
Net income                        --       --        --       --          --    1,657           --         $1,657           1,657

Other comprehensive income,
          net of tax(A)           --       --        --       --          --       --        2,328          2,328           2,328
                                                                                                        ------------
Net comprehensive income                                                                                   $3,985
                                                                                                        ============
Sale of treasury stock (19,813    --      145        --       --          38       --           --                            183
   treasury shares)
Issuance of stock under
   private placement
   (1,153,330 common shares)   1,153       --        --       --       7,071       --           --                          8,224
------------------------------ ----------------------------------------------------------------------                    -----------
Balance at June 30, 2002      $7,043    $(483)  $(1,422)   $ (68)    $51,426   $5,277       $1,643                        $63,416
============================================================================== ======================                    ===========

(A) For the six months ended June 30,                                                     2003     2002
--------------------------------------------------------------------------------------------------------
    Calculation of other comprehensive income (loss), net of tax:
    Unrealized  holding gains (losses) arising during the period, net of tax             $(360)  $2,561
    Less:  Reclassification for gains included in net income, net of tax                   690      233
                                                                                       ------------------
    Other comprehensive income (loss), net of tax                                      $(1,050)  $2,328
                                                                                       ==================

See Notes to Consolidated Interim Financial Statements.

Consolidated Interim Statements of Cash Flows
(Dollars in thousands)

For the six months ended June 30,                                                        2003              2002
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                              $3,824        $  1,657
Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization                                                       1,378           1,505
     Provision for loan and lease losses                                                 1,200           2,439
     Client warrant income                                                                (197)         (1,461)
     Gain on sale of securities available for sale                                      (1,046)           (352)
     Gain on sale of loan and lease receivables                                           (337)           (347)
     Accretion of deferred loan and lease fees and expenses                               (751)           (686)
     Amortization of premiums/accretion of discounts on securities                       2,164             850
     Other, net                                                                             (8)             (4)
(Increase) decrease in other assets                                                     (2,187)          3,993
Increase in other liabilities                                                           11,632           2,196
                                                                                    -----------     -------------
         Net cash flows provided by operating activities                                15,672           9,790
                                                                                   ------------     -------------
Cash flows from investing activities:
Capital expenditures                                                                    (1,167)         (3,774)
Purchases of investments and mortgage-backed securities available for sale            (205,877)       (115,087)
Purchases of investments and mortgage-backed securities held to maturity               (55,369)        (52,394)
Repayments on mortgage-backed securities available for sale                             86,594          37,697
Repayments on mortgage-backed securities held to maturity                               15,311             631
Proceeds from sales, maturities and calls of investment and mortgage-backed
     securities available for sale                                                     118,741          22,694
Proceeds from redemptions and calls of investment securities held to maturity            3,411           1,150
Proceeds from the sale of loans and leases                                               5,315          11,489
Net cash paid in sale of TechBanc                                                           --         (21,399)
Net proceeds from sale of AMIC division of Progress Reality Advisors, Inc.                  --            (257)
Net distributions from unconsolidated entities                                              --             832
Net (increase) decrease in loans and lease receivables                                 (72,935)          6,631
Other, net                                                                                  --              65
                                                                                    ------------     -------------
         Net cash flows used in investing activities                                  (105,976)       (111,722)
                                                                                    ------------     -------------
Cash flows from financing activities:
Net increase in demand, NOW and savings deposits                                        46,260          41,139
Net increase in time deposits                                                            2,987           7,204
Net increase in short-term borrowings                                                    4,083          31,444
Proceeds from issuance of long-term debt                                                30,000           3,500
Dividends paid                                                                            (810)             --
Purchases of treasury shares                                                            (4,882)             --
Proceeds from sale of treasure shares                                                       --             183
Net proceeds from issuance of stock under employee benefit plans                           419             345
Net proceeds from issuance of stock in private placement                                    --           8,224
                                                                                    ------------     --------------
     Net cash flows provided by financing activities                                    78,057          92,039
                                                                                    ------------     --------------
Net decrease in cash and cash equivalents                                              (12,247)         (9,893)
Cash and cash equivalents:
     Beginning of year                                                                  38,220          32,526
                                                                                    ------------     --------------
     End of period                                                                     $25,973         $22,633
                                                                                    ============     ==============

Supplemental disclosures:
     Net conversion of loans to real estate owned                                      $   --          $ 2,705
                                                                                    ============     ==============
     Transfer of lease receivables in portfolio to lease receivables held for sale     $ 1,955         $    --
                                                                                    ============     ==============

See Notes to Consolidated Interim Financial Statements.

Notes to Consolidated Interim Financial Statements

(1)      Basis of Presentation

         In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial information as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2003. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's subsidiaries are Progress Bank (the "Bank"), Progress Capital, Inc., Progress Financial Resources, Inc., KMR Management, Inc., and Progress Capital Management, Inc. All significant intercompany transactions have been eliminated.


(2)      Recent Accounting Pronouncements

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The amendments in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative in FAS
         133. In addition, FAS 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June, 30, 2003. The provisions of FAS 149 that relate to FAS 133 Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, are to be applied in accordance with their respective effective dates. The Company does not anticipate any material changes to its financial representation as a result of adopting FAS 149.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. FAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):
         1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets 2) put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Disclosures are required about the terms of the instruments and settlement alternatives. FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the fiscal period beginning after December 15, 2003. During the fourth quarter of 2002, the Company reclassified its capital securities to debt and the related expense from non-interest expense to interest on borrowings.

         In  January  2003,  the  FASB   issued  FASB   Interpretation   No. 46,
         "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and
         results  of  activities  of  a  VIE  in  its  consolidated   financial
         statements. FIN 46 is effective immediately for VIEs created after January 31, 2003 and is effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of the interpretation. The adoption of the provisions of FIN 46 will have no material impact on the Company's financial condition or results of operations, earnings per share or cash flows.

(3)      Shareholders' Equity

         Common Stock Offering and Repurchase Program
         --------------------------------------------
         On February 11, 2002, the Company issued 1,153,330 shares of common stock at $7.50 a share in a private placement offering to accredited investors, resulting in net proceeds of approximately $8.2 million.

         Under the Company's 2002 stock repurchase program to repurchase up to 200,000 shares, or five percent, of its outstanding common stock, 50,000 shares were repurchased during 2002 and 150,000 shares were repurchased during 2003. On February 26, 2003, the Company announced a new stock repurchase program to repurchase up to 335,000 shares, or five percent, of it outstanding common stock; 211,178 shares were repurchased as of June 30, 2003.

         Earnings per Share
         ------------------
         The following table presents a summary of per share data and amounts for the included periods.

         For the three months ended June 30,                     2003                                   2002
         ---------------------------------------   ----------------------------------    -----------------------------------
         (Dollars in thousands, except per                                   Per                                     Per
          share data)                                                       Share                                   Share
                                                    Income      Shares      Amount        Income      Shares        Amount
                                                   --------   ----------  ---------      --------  ------------   ----------

         Basic earnings per share:
            Income available to common
               shareholders                        $2,377     6,896,326     $.34            $907     7,134,571       $.13
                                                                           ========                                =========
         Effect of dilutive securities:
            Options                                    --       277,913                       --       176,899
                                                   --------   ----------                 -------    -----------
         Diluted earnings per share:
            Income available to common
               shareholders and assumed
               conversions                         $2,377     7,174,239     $.33            $907     7,311,470       $.13
                                                  ========   ==========    =========     =======    ===========    =========

         ---------------------------------------   ----------------------------------    -----------------------------------
         For the six months ended June 30,                       2003                                   2002
         ---------------------------------------   ----------------------------------    -----------------------------------
         (Dollars in thousands, except per                                   Per                                     Per
          share data)                                                       Share                                   Share
                                                    Income      Shares      Amount         Income      Shares       Amount
                                                   --------   ----------  ---------       -------    -----------   ---------

         Basic earnings per share:
            Income available to common
               shareholders                        $3,824     6,971,948     $.55          $1,657     6,827,082       $.24
                                                                           =========                              =========
          Effect of dilutive securities:
            Options                                    --       256,394                       --       162,309
                                                  --------    ----------                 -------    -----------
         Diluted earnings per share:
            Income available to common
               shareholders and assumed
               conversions                         $3,824     7,228,342     $.53          $1,657     6,989,391       $.24
                                                  ========   ==========    =========     =======    ===========    =========


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

         For the three months ended June 30,                                           2003                  2002
         -------------------------------------------------------------------     -----------------    --------------------
         (Dollars in thousands, except per share data)
         Net income, as reported                                                      $2,377                  $907
         Deduct:   Total stock-based employee compensation expense
                   determined under fair value based method for all
                   grants, net of related tax effects                                     52                    69
                                                                                 -----------------    --------------------
         Pro forma net income                                                         $2,325                  $838
                                                                                 =================    ====================

         Earnings per share:
                   Basic--as reported                                                   $.34                  $.13
                   Basic--pro forma                                                     $.34                  $.12
                   Diluted--as reported                                                 $.33                  $.13
                   Diluted--pro forma                                                   $.32                  $.11

         For the six months ended June 30,                                             2003                  2002
         -------------------------------------------------------------------     -----------------    --------------------
         (Dollars in thousands, except per share data)
         Net income, as reported                                                      $3,824                $1,657
         Deduct:   Total stock-based employee compensation expense
                   determined under fair value based method for all
                   grants, net of related tax effects                                    131                    97
                                                                                 -----------------    --------------------
         Pro forma net income                                                         $3,693                $1,560
                                                                                 =================    ====================

         Earnings per share:
                   Basic--as reported                                                $   .55                $  .24
                   Basic--pro forma                                                  $   .53                $  .23
                   Diluted--as reported                                              $   .53                $  .24
                   Diluted--pro forma                                                $   .51                $  .22

         Capital Resources
         -----------------
         At June 30, 2003, the Bank's tangible equity ratio was 7.15%, Tier 1 leverage ratio was 7.54%, Tier 1 risk-based capital ratio was 12.88%, and total risk-based capital ratio was 13.95%. At June 30, 2003, the Bank was considered "well capitalized" under the prompt and corrective action regulations of the Office of Thrift Supervision adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

(4)      Investment and Mortgage-backed Securities

         The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                     Gross         Gross
                                                     Amortized    Unrealized     Unrealized      Estimated      Carrying
         At June 30, 2003                              Cost          Gains         Losses       Fair Value        Value
         -------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)

       Available for Sale:
             Equity investments                       $  6,699       $   11        $ 187          $  6,523      $  6,523
             U.S. Government agencies                    2,002           18           --             2,020         2,020
             Corporate bonds and other                  11,265          286          364            11,187        11,187
             Mortgage-backed securities                335,535        4,550          315           339,770       339,770
         ----------------------------------------- -------------- ------------ --------------- -------------- --------------
                 Total available for sale             $355,501       $4,865         $866          $359,500      $359,500
         ========================================= ============== ============ =============== ============== ==============

         Held to Maturity:
             Federal Home Loan Bank Stock             $ 11,713       $   --         $ --          $ 11,713      $ 11,713
             Municipal bonds                            61,645        2,251           32            63,864        61,645
             Mortgage-backed securities                 82,924        1,238          138            84,024        82,924
         ----------------------------------------- -------------- ------------ --------------- -------------- --------------
                  Total held to maturity              $156,282       $3,489         $170          $159,601      $156,282
         ========================================= ============== ============ =============== ============== ==============

         At December 31, 2002                        Amortized       Gross         Gross         Estimated      Carrying
                                                                  Unrealized     Unrealized
                                                       Cost          Gains         Losses       Fair Value        Value
         -------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)

         Available for Sale:
             Equity investments                       $  1,696       $   --         $ 11          $  1,685      $  1,685
             U.S. Government agencies                   10,653           13           --            10,666        10,666
             Corporate bonds and other                   8,200          198          556             7,842         7,842
             Mortgage-backed securities                333,139        6,014           56           339,097       339,097
         -------------------------------------------------------------------------------------------------------------------
                 Total available for sale             $353,688       $6,225         $623          $359,290      $359,290
         ===================================================================================================================

         Held to Maturity:
             Federal Home Loan Bank Stock             $  8,401       $   --         $ --          $  8,401      $  8,401
             U.S. Government agencies                    3,330           52           --             3,382         3,330
             Municipal bonds                            34,805          736          190            35,351        34,805
             Mortgage-backed securities                 73,470        1,377           13            74,834        73,470
         -------------------------------------------------------------------------------------------------------------------
                 Total held to maturity               $120,006       $2,165         $203          $121,968      $120,006
         ===================================================================================================================

         At June 30, 2003, certain equity investments are accounted for under the "equity method." Losses of $194,000 were recognized on these equity investments during the six months ended June 30, 2003. There were no gains or losses recognized on these equity investments during the six months ended June 30, 2002.


(5)      Loans and Lease Receivables, Net

         The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

                                                                 At June 30, 2003                   At December 31, 2002
                                                          --------------------------------     -------------------------------
         (Dollars in thousands)                                 Amount         Percent              Amount         Percent
                                                          --------------     -------------     -------------    --------------
         Commercial business                                 $ 80,369           15.10%            $ 83,994         18.03%
         Commercial real estate                               225,582           42.40              199,672         42.87
         Construction, net of loans in process                111,703           20.99               87,728         18.83
         Single family residential real estate                 26,907            5.06               26,870          5.77
         Consumer loans                                        78,103           14.68               50,105         10.76
         Lease financing                                       10,367            1.95               19,673          4.22
         Unearned income                                         (948)           (.18)              (2,229)         (.48)
                                                          --------------     -------------     -------------    --------------
               Total loans and leases                         532,083          100.00%             465,813        100.00%
                                                                             =============                      ==============
               Allowance for loan and lease losses             (7,245)                              (6,463)
                                                          --------------                       -------------
                   Net loans and leases                      $524,838                             $459,350
                                                          ==============                       =============


(6)     Allowance for Loan and Lease Losses

        The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

                                                                 For the Three Months         For the Six Months Ended
                                                                    Ended June 30,                    June 30,
                                                               --------------------------    ---------------------------
         (Dollars in thousands)                                    2003           2002           2003            2002
                                                               -----------    -----------    ------------    -----------
         Balance at beginning of period                           $7,214         $8,775        $6,463          $9,917
         Charge-offs:
               Commercial business:
                   TechBanc                                         283           1,445           373           2,693
                   All other commercial business                     59             120            59             173
                                                               -----------    -----------    ------------    -----------
                        Total commercial business                   342           1,565           432           2,866
               Commercial real estate                                --              --            --             696
               Consumer loans                                        24              --            24              --
               Lease financing                                      224             252           284             976
                                                               -----------    -----------    ------------    -----------
                            Total charge-offs                       590           1,817           740           4,538
                                                               -----------    -----------    ------------    -----------
         Recoveries:
               Commercial business:
                   TechBanc                                          23              23           133              88
                   All other commercial business                      7              --             7              --
                                                               -----------    -----------    ------------    -----------
                        Total commercial business                    30              23           140              88
               Consumer loans                                        --               1             1               2
               Lease financing                                       91              42           181             116
                                                               -----------    -----------    ------------    -----------
                            Total recoveries                        121              66           322             206
                                                               -----------    -----------    ------------    -----------
         Net charge-offs                                            469           1,751           418           4,332
         Additions charged to operations                            500           1,000         1,200           2,439
                                                               -----------    -----------    ------------    -----------
         Balance at end of period                                $7,245          $8,024        $7,245          $8,024
                                                               ===========    ===========    ============    ===========

         Specific Valuation Allowance on Impaired Loans          $  362          $   96        $  362          $   96
                                                               ===========    ===========    ============    ===========


(7)            Leases held for Sale

         At June 30, 2003 the Company held $1.9 million in lease receivables classified as held for sale which are carried at the lower of aggregate cost or market value.

(8)      TechBanc Sale

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


(9)      Goodwill, Servicing Assets and Other Intangible Assets

         Changes in the carrying amounts of goodwill related to each business segment for the three months ended June 30, 2003 are presented below:

         (Dollars in thousands)                      Banking       Equipment         Other          Total
                                                                    Leasing        Segments       Goodwill
                                                   --------------------------------------------------------
         Balance at December 31, 2002                  $468           $112            $277           $857
         Impairment losses recognized                    --             --              --             --
                                                   ------------- --------------- -------------- --------------
         Balance at June 30, 2003                      $468           $112            $277           $857
                                                   ============= =============== ============== ==============

         The gross carrying amount, accumulated amortization and net carrying amount for each of the Company's identified intangible assets and servicing rights subject to amortization is presented below:

                                                    At June 30, 2003                        At December 31, 2002
                                          ------------------------------------    -----------------------------------
         (Dollars in thousands)              Gross                      Net            Gross                     Net
                                           Carrying    Accumulated   Carrying        Carrying    Accumulated   Carrying
                                            Amount     Amortization   Amount          Amount     Amortization   Amount
                                          ------------------------------------    ------------------------------------
         Customer-related intangible        $  655        $(475)        $180          $  655        $(347)        $308
         Servicing rights                      492         (185)         307             427         (147)         280
                                          ------------------------------------    ------------------------------------
               Total                        $1,147        $(660)        $487          $1,082        $(494)        $588
                                          ====================================    ====================================


(10)     Capital Securities

         In December 2002, the Company issued $5.0 million of variable rate capital securities due January 7, 2033 (the "Capital Securities IV") in a private offering managed by Credit Suisse First Boston. At June 30, 2003 the interest rate was 4.64% (three month LIBOR plus 3.35%, capped at 12.5% until January 7, 2008, the date on which the Company can call the capital securities). The Capital Securities IV were issued by the Company's subsidiary, Progress Capital Trust IV (the "Trust IV"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust IV. The Trust IV issued $5.0 million of Capital Securities IV (and together with the preferred and common securities of the Trust, the "Trust Securities IV"), the proceeds from which were used by the Trust IV, along with the Company's $155,000 capital contribution for the common securities, to acquire $5.2 million aggregate principal amount of the Company's Junior Subordinated Debentures due January 7, 2033, which constitute the sole assets of the Trust IV. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities IV.

         In November 2002, the Company issued $10.0 million of variable rate capital securities due November 8, 2032 (the "Capital Securities III") in a private offering managed by Trapeza CDO I, LLC. At June 30, 2003 the interest rate was 4.64% (three month LIBOR plus 3.35%, capped at 12% until November 15, 2007, the date on which the Company can call the capital securities). The Capital Securities III were issued by the Company's subsidiary, Progress Capital Trust III (the "Trust III"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust III. The Trust III issued $10.0 million of variable rate Capital Securities III (and together with the common securities, the "Trust III Securities"), the proceeds from which were used by the Trust III along with the Company's $310,000 capital contribution for the common securities, to acquire $10.3 million aggregate principal amount of the Company's variable rate Junior Subordinated

         Notes due November 8, 2032, which constitute the sole assets of the Trust III. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust III's obligations under the Capital Securities III.

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

         During 1997 the Company issued $15.0 million of 10.5% capital securities due June 1, 2027 (the "Capital Securities"). The Capital Securities were issued by the Company's subsidiary, Progress Capital Trust I, a statuatory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust. The Trust issued $15.0 million of 10.5% Capital Securities (and together with the common securities, the "Trust Securities"), the proceeds from which were used by the Trust, along with the Company's $464,000 capital contribution for the common securities, to acquire $15.5 million aggregate principal amount of the Company's 10.5% Junior Subordinated Deferrable Interest Debentures due June 1, 2027 (the "Debentures"), which constitute the sole assets of the Trust. The Company has, through the Declaration of Trust establishing the Trust, common securities and Capital Securities Agreements, the Debentures and a related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust's obligations under the Trust Securities. The Company contributed approximately $6.0 million of the net proceeds to the Bank, to increase its regulatory capital ratios and support the growth of the expanded lending operations. During 2002, the Company retired $6.3 million of the Capital Securities and recorded a loss on the extinguishment of debt of $25,000.


(11)     Commitments and Contingencies

         At June 30, 2003, the Company had $184.5 million in loan commitments to extend credit, including unused lines of credit, and $8.9 million in letters of credit outstanding.


(12)     Segments

         The following table sets forth selected financial information by business segment for the periods indicated:

         (Dollars in thousands)                               Private      Insurance/
                                              Equipment     Equity Fund      Wealth        Other
                                   Banking     Leasing       Management     Management    Segments    Corporate    Total
                                 -------------------------------------------------------------------------------------------
         Total Assets at:
          June 30, 2003          $1,091,888     $13,427         $39           $417         $398        $3,713   $1,109,882
          December 31, 2002         986,455      18,262          44            521          595        11,967    1,017,844

         Revenues for the three months ended:
          June 30, 2003              10,856         214          65            640          130          (474)      11,431
          June 30, 2002               9,277         583          65            672          258          (746)      10,109

         Net income (loss) for the three months ended:
          June 30, 2003               3,022        (251)         23             34          (23)         (428)       2,377
          June 30, 2002               1,519           9          27            (51)          (1)         (596)         907

         (Dollars in thousands)                              Private      Insurance/
                                               Equipment   Equity Fund      Wealth        Other
                                    Banking     Leasing     Management     Management    Segments    Corporate      Total
                                 ------------------------------------------------------------------------------------------

         Revenues for the six months ended:
          June 30, 2003             $20,668     $   520        $130         $1,246         $167       $(1,257)     $21,474
          June 30, 2002              18,961       1,166         117          1,606          458        (1,287)      21,021

         Net income (loss) for the six months ended:
          June 30, 2003               5,176        (338)         43            100          (88)       (1,069)       3,824
          June 30, 2002               2,971        (163)          2            (18)         (77)       (1,058)       1,657


(13)     Subsequent Events

         On July 1, 2003, the Company completed the sale of the Bank's subsidiary Progress Holdings, Inc. ("PHI") to an independent third party leasing company. The stock of PHI was sold for $25,000. PHI owns 100% of Progress Leasing Company ("PLC") which was included in the sale. At the sale date, PLC had total assets of $1.9 million, which consisted solely of lease financing receivables, and total borrowings of $1.9 million. The Bank entered into a servicing agreement with this same independent third party leasing company to service the remaining lease finance receivables held by the Company's Equipment Leasing segment.

         On July 25, 2003 the Company declared a cash dividend of $.08 per common share, a 33% increase over the previous quarter. The dividend is payable on August 15, 2003 to shareholders of record on July 30, 2003.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes and with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Earnings per share have been adjusted to reflect all stock dividends and certain reclassifications have been made to prior period data throughout the following discussion and analysis for comparability with 2003 data.

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

                          CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Company recognizes the following as critical accounting policies:
Allowance for Loan and Lease Losses, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, and Unrealized Gains and Losses on Debt Securities Available for Sale. There have not been any material changes in the Company's critical accounting policies since December 31, 2002. Further descriptions of the Company's critical accounting policies can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Pro-forma data associated with Stock-Based Compensation for the current quarter can be found in Footnote 3 of the Notes to Consolidated Interim Financial Statements included as Item 1 of this Form 10-Q.

       RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2003 VERSUS 2002

The Company recognized net income of $2.4 million, or diluted earnings per share of $.33, for the three months ended June 30, 2003 compared to $907,000, or $.13 per diluted share, for the second quarter of 2002. Return on average shareholders' equity was 14.65% and return on average assets was .86% for the three months ended June 30, 2003 compared to 5.90% and .41%, respectively, for the three months ended June 30, 2002.

Net Interest Income

Tax-equivalent net interest income for the three months ended June 30, 2003 increased $1.1 million, or 16%, compared to the second quarter of 2002. The tax-equivalent net interest margin for the second quarter of 2003 was 3.10% compared to 3.35% for the second quarter of 2002.

Average earning assets for the second quarter of 2003 were $1.05 billion compared to $841.9 million for the second quarter of 2002. The increase in earning assets for the second quarter of 2003 from the comparable period in 2002 was primarily due to higher levels of investments in mortgage-backed securities. The Company also experienced significant increases in tax-exempt municipal securities and consumer, commercial real estate and construction loans. Tax-equivalent interest income for the second quarter of 2003 increased $807,000, or 6%, over the same period in 2002 primarily due to tax-exempt municipal securities and commercial real estate loans. Interest expense for the second quarter of 2003 decreased $309,000, or 5%, over the same period in 2002 primarily due to lower interest rates on time deposits.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $500,000 for the second quarter of 2003, compared to $1.0 million for the same period in 2002. The higher provision during 2002 was primarily due to charge-offs in the TechBanc portfolio (which was subsequently sold) and the reserve additions to address credit and economic concerns which have now been reduced as a result of the reduction in the Company's classified assets.

Non-interest Income

Non-interest income for the second quarter of 2003 was $3.6 million, an increase of 12% compared to $3.2 million for the same period in 2002. Gain on sale of securities was $723,000 for the second quarter of 2003 compared to $352,000 during the same quarter in 2002. Although total fee income for the second quarter of 2003 remained level with the same quarter in 2002, increases in loan brokerage and advisory fees of $339,000 were offset by decreases in consulting fees from the Company's subsidiary KMR Management, Inc. ("KMR") of $128,000 and decreases in service charges on deposits of $111,000.

Non-interest Expense

Total non-interest expense was $7.8 million for the second quarter of 2003, level with the second quarter of 2002. During the second quarter of 2003 the Company recognized non-recurring expenses of approximately $240,000 associated with the sale of the Bank's leasing subsidiary Progress Holdings, Inc. ("PHI") to an independent third party leasing company, which closed in July 2003. These non-recurring expenses and increases in salaries and employee benefits were offset by decreases in occupancy and recurring professional services expenses.

        RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2003 VERSUS 2002

The Company recognized net income of $3.8 million, or diluted earnings per share of $.53, for the six months ended June 30, 2003 compared to $1.7 million, or $.24 per diluted share, for the same period in 2002. Return on average shareholders'equity was 11.75% and return on average assets was .71% for the six months ended June 30, 2003 compared to 5.63% and .38%, respectively, for the six months ended June 30, 2002.

Net Interest Income

Tax-equivalent net interest income for the six months ended June 30, 2003 increased $2.1 million, or 15%, compared to the same period in 2002. The tax-equivalent net interest margin for the six months ended June 30, 2003 was 3.06% compared to 3.30% for the same period in 2002.

Average earning assets for the six months ended June 30, 2003 were $1.03 billion compared to $825.8 million for the same period in 2002. The increase in earning assets for the six months ended June 30, 2003 from the comparable period in 2002 was primarily due to higher levels of investments in mortgage-backed securities. The Company also experienced significant increases in tax-exempt municipal securities and consumer, commercial real estate and construction loans. Tax-equivalent interest income for the six month ended June 30, 2003 increased $1.5 million, or 6%, over the same period in 2002 primarily due to mortgage-backed and tax-exempt municipal securities and commercial real estate loans. Interest expense for the six months ended June 30, 2003 decreased $580,000, or 4%, over the same period in 2002 primarily due to lower interest rates on time deposits.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.2 million for the six months ended June 30, 2003, compared to $2.4 million for the same period in 2002. The higher provision during 2002 was primarily due to charge-offs in the TechBanc portfolio (which was subsequently sold) and the reserve additions to address credit and economic concerns which have now been reduced as a result of the reduction in the Company's classified assets.

At June 30, 2003, the allowance for loan and leases losses amounted to $7.2 million or 1.36% of total loans and leases and 142.45% of total non-performing loans and leases. At December 31, 2002, the allowance for loan and leases losses amounted to $6.5 million or 1.39% of total loans and leases and 118.65% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the six months ended June 30, 2003 was $6.4 million, a decrease of 17% compared to $7.8 million for the same period in 2002. This decrease was the result of a variety of factors, including, among others, a decline in client warrant income. The six months ended June 30, 2003 included client warrant income of $197,000 compared to $1.5 million during the same period in 2002. Fee income for the six months ended June 30, 2003 decreased $594,000 primarily due to a decrease in mutual fund, annuity and insurance commissions from the Company's subsidiary, Progress Financial Resources, Inc. ("PFR"), and a reduction in consulting fees from the Company's subsidiary, KMR, partially offset by an increase in loan brokerage and advisory fees. Gain on sale of securities was $1.0 million for the six months ended June 30, 2003 compared to $352,000 during the same period in 2002.

Non-interest Expense

Total non-interest expense was $15.1 million for the six months ended June 30, 2003, a decrease of 6% compared to the same period in 2002. During the six months ended June 30, 2003 the Company recognized non-recurring expenses of approximately $240,000 associated with the sale of the Bank's leasing subsidiary Progress Holdings, Inc. ("PHI") to an independent third party leasing company, which closed in July 2003. These non-recurring expenses were offset by decreases in salaries and employee benefits and other expenses. Salaries and employee benefits decreased by $378,000 for the six months ended June 30, 2003 from the comparable period in 2002, mainly due to decreased commission volume for PFR. Other expenses decreased $591,000 for the six months ended June 30, 2003 primarily due to recoveries of real estate owned expenses during 2003 and decreased expenses related to real estate owned and loan workouts and the write-off an uncollectible receivable from a client of KMR during the first quarter of 2002.

                               FINANCIAL CONDITION

Total assets increased to $1.1 billion at June 30, 2003 from $1.0 billion at December 31, 2002. Loans and leases outstanding totaled $532.1 million at June 30, 2003 compared to $465.8 million at December 31, 2002. This increase was primarily due to net growth in the consumer loans of $28.0 million, commercial real estate loan portfolio of $25.9 million and in the construction loan portfolio of $24.0 million. Investments and mortgage-backed securities increased $36.5 million primarily due to net increases in municipal bonds of $26.8 million and mortgage-backed securities of $10.1 million. Total deposits increased to $740.9 million at June 30, 2003 from $691.5 million at December 31, 2002 primarily due to net increases in money market accounts of $36.5 million.

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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the six months ended June 30, 2003, the Company reinvested its working capital primarily by funding loan growth and purchasing municipal securities; working capital provided by sales and repayments of mortgage-backed securities was reinvested by purchasing additional mortgage-backed securities to maintain its liquidity. For the six months ended June 30, 2003, cash was used in investing activities primarily due to funding loan growth; cash was provided by financing activities primarily due to increases in money market deposits and long-term borrowings.

Non-performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

(Dollars in Thousands)                                              June 30,           December 31,          June 30,
                                                                      2003                 2002                2002
                                                                ----------------    ----------------    ----------------
Loans and leases accounted for on a non-accrual basis                $5,086                $5,447            $ 8,738
Other real estate owned, net of related reserves                         --                    --              4,495
                                                                ----------------    ----------------    ----------------
         Total non-performing assets                                  5,086                 5,447             13,233
Accruing loans 90 or more days past due                               1,416                   918              1,766
                                                                ----------------    ----------------    ----------------
                  Total underperforming assets                       $6,502                $6,365            $14,999
                                                                ================    ================    ================

Non-performing assets as a percentage of net loans and
     leases and real estate owned                                      .97%                1.19%               2.77%
                                                                ================    ================    ================
Non-performing assets as a percentage of total assets                  .46%                 .54%               1.46%
                                                                ================    ================    ================
Underperforming assets as a percentage of net loans and
     leases and real estate owned                                     1.23%                1.39%               3.14%
                                                                ================    ================    ================
Underperforming assets as a percentage of total assets                 .59%                 .63%               1.66%
                                                                ================    ================    ================

Allowance for loan and lease losses                                  $7,245                $6,463             $8,024
                                                                ================    ================    ================

Ratio of allowance for loan and lease losses to
     non-performing loans and leases at end of period               142.45%              118.65%              91.83%
                                                                ================    ================    ================
Ratio of allowance for loan and lease losses to
     underperforming loans and leases at end of period              111.43%              101.54%              76.39%
                                                                ================    ================    ================


Non-performing assets of $5.1 million at June 30, 2003 decreased from $5.4 million at December 31, 2002 as additions of loans and leases to non-accrual status were more than offset by payments and charge-offs on non-accrual loans and leases. Non-performing assets decreased from $13.2 million at June 30, 2002 primarily due to principal payments, charge-offs and a net decrease in real estate owned of $4.5 million. As of June 30, 2003 and December 31, 2002, the Company had no real estate owned. The $5.1 million in non-performing loans and leases at June 30, 2003 primarily consisted of: $3.9 million in commercial business loans (of which $2.4 million were Asset-based loans and $150,000 were TechBanc loans); $411,000 of lease financings; $158,000 of commercial real estate loans; $410,000 of consumer loans; and $205,000 of single family residential mortgages.

Accruing loans 90 or more days past due increased to $1.4 million at June 30, 2003 from $918,000 at December 31, 2002 primarily due to a commercial real estate loan. The $1.4 million of accruing loans 90 or more days past due at June 30, 2003 consisted primarily of: $340,000 of commercial business loans and $1.1 million of commercial real estate loans.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

(Dollars in thousands)               June 30, 2003                  December 31, 2002                 June 30, 2002
                               ---------------------------    ------------------------------    ---------------------------
                                  Amount        Percent          Amount           Percent          Amount         Percent
                               ------------    -----------    -------------    -------------    ------------    -----------
Delinquencies:
     30 to 59 days                $1,567         .29%             $3,205            .69%            $2,396          .50%
     60 to 89 days                 1,044         .20               1,511            .32              1,571          .32
     90 or more days               1,416         .26                 918            .20              1,766          .37
                               ------------    -----------    -------------    -------------    ------------    -----------
         Total                    $4,027         .75%             $5,634           1.21%            $5,733         1.19%
                               ============    ===========    =============    =============    ============    ===========



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Item 7A, filed with the Securities and Exchange Commission on March 21, 2003. The market risk of the Company has not experienced any significant changes as of June 30, 2003 from the Annual Report on Form 10-K.


Item 4.  Controls and Procedures

Management, under the supervision and with the participation of the Company's President and Chief Executive Officer (the "CEO") and the Company's Chief
Operating and Chief Financial Officer (the "COO/CFO") have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the CEO and the COO/CFO have concluded that the disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls over financial reporting, or in other factors, that could significantly affect these controls during the most recent fiscal quarter.

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

In June 2003, a civil suit was filed by the U.S. Small Business Administration ("SBA") as receiver for Acorn Technology Fund, L.P. ("Acorn"), a Small Business Investment Company, against the Bank. In October 2001, the Bank acquired two branches, including deposits and loans, from Main Street Bancorp, Inc. One of the loans purchased was a $2.0 million term loan to Princeton Technology Management LLC ("PTM"), due May 31, 2002 and collateralized by a $2.0 million certificate of deposit in the name of Acorn. During the second quarter of 2002, the loan to PTM matured and the Bank used the proceeds from the certificate of deposit held as collateral to satisfy the loan. The SBA alleges that the general partner of Acorn lacked the authority to pledge Acorn's assets as collateral for PTM and that the Bank wrongfully deprived Acorn of its property by apply the funds from the certificate of deposit as payment on the loan. The SBA seeks the recovery of $2.0 million that it deems was wrongfully transferred to the Bank. The Bank denies any liability and is currently preparing its response to this civil suit.


Item 2.  Changes in Securities

None.


Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on Tuesday, April 22, 2003 for the following purposes:

1) To elect three directors for a three-year term and one director for a one-year term and until their successors are elected and qualified;
2) To amend the 2000 Incentive Stock Option Plan to authorize the issuance of an additional 100,000 shares of Common Stock pursuant to the plan;
3) To ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2003; and
4) To transact such other business as may properly come before the meeting or any adjournment thereof.

The first three proposals were adopted by the Company's shareholders and no other business was brought before the meeting under the fourth proposal. The following are the results of the shareholders' votes:

                                                                                              Abstained/         Broker
                                                                                               Authority           Non-
                                                                 For           Against         Withheld           Votes
                                                              ----------      ---------      -------------     -----------
1)  Election of directors for a three-year term:
       A. John May         .                                  5,320,986             --            64,448             --
       Charles J. Tornetta                                    5,302,041             --            83,393             --
       W. Kirk Wycoff                                         5,301,861             --            83,573             --
    Election of director for a one-year term:
       Frank A. Farnesi                                       5,320,299             --            65,135             --
2)  Amend the 2000 Incentive Stock Option Plan
    to authorize the issuance of an additional
    100,000 shares of Common Stock                            4,702,123        598,155            85,156       1,226,837
3)  Proposal to ratify the appointment of
    PricewaterhouseCoopers L.L.P.                             5,205,103        178,434             1,896       1,226,838


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      List of Exhibits

         10.1  Employment Agreement between Progress Financial Corporation and
               W. Kirk Wycoff dated June 30, 2003.

         10.2 Employment Agreement between Progress Bank and W. Kirk Wycoff dated June 30, 2003.

         10.3 Change in Control and Termination Agreement between Progress Financial Corporation and Michael B. High dated April 15, 2003.

         10.4 Change in Control and Termination Agreement between Progress Financial Corporation and Eric J. Morgan dated April 15, 2003.

         31.1  Certification of Chief Executive Officer filed pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2  Certification of Chief Financial Officer filed pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1  Certification of Chief Executive Officer filed pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2  Certification of Chief Financial Officer filed pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

         1. On April 24, 2003, the Company filed a Current Report under Items 7 and 9 announcing the First Quarter 2003 earnings, declaration of the quarterly cash dividend, the distribution of the analyst package and the declaration of a 5% stock dividend.

         2. On May 5, 2003, the Company filed a Current Report under Item 5 announcing the dismissal of the Litt Lawsuit.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Progress Financial Corporation



       August 12, 2003              /s/   W. Kirk Wycoff
---------------------------         --------------------------------------------
           Date                     W. Kirk Wycoff, Chairman, President and
                                    Chief Executive Officer





       August 12, 2003              /s/   Michael B. High
---------------------------         --------------------------------------------
           Date                     Michael B. High, Chief Operating Officer and
                                    Chief Financial Officer

                                  Exhibit 10.1

                                    AGREEMENT

     AGREEMENT, dated this 30th day of June 2003, between Progress Financial Corporation (the "Corporation"), a Delaware corporation and the parent holding company of Progress Bank (the "Bank"), a federally chartered savings bank, and
W. Kirk Wycoff (the "Executive").


                                   WITNESSETH

     WHEREAS, the Executive is presently an officer of the Corporation and the Bank (together the "Employers");

     WHEREAS, the Employers desire to be ensured of the Executive's continued active participation in the business of the Employers;

WHEREAS, the Employers and the Executive have entered into an employment agreement dated July 23, 2002 (the "2002 Agreement");

     WHEREAS, in accordance with the Office of Thrift Supervision ("OTS") Regulatory Handbook, the Corporation and the Bank desire to enter into separate agreements with the Executive with respect to his employment by each of the Employers; and

     WHEREAS, the Corporation desires to have this new Agreement supersede the 2002 Agreement;

NOW THEREFORE, in consideration of the premises and the mutual agreements herein contained, the parties hereby agree as follows:

     1. Definitions. The following words and terms shall have the meanings set forth below for the purposes of this Agreement:

     (a) Average Annual Compensation. The Executive's "Average Annual Compensation" for purposes of this Agreement shall be deemed to mean the average level of compensation paid to the Executive by the Employers or any subsidiary thereof during the most recent five taxable years preceding the Date of Termination, including Base Salary, bonuses, any other taxable income, including but not limited to directors' fees and income related to the exercise of stock options, as well as profit sharing, employee stock ownership plan and other retirement contributions or benefits (whether or not taxable) made or accrued on the Executive's behalf pursuant to any tax-qualified or non-tax-qualified plan or arrangement.

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

     (g) Disability. Termination by the Corporation of the Executive's employment based on "Disability" shall mean termination because of death or because of any physical or mental impairment which qualifies the Executive for disability benefits under the applicable long-term disability plan maintained by the Employers or, if no such plan applies, which would qualify the Executive for disability benefits under the Federal Social Security System.

     (h) IRS. "IRS" shall mean the Internal Revenue Service.

     (i) Notice of Termination. Any purported termination of the Executive's employment by the Corporation for any reason, including without limitation for Cause, Disability or Retirement, or by the Executive for any reason, shall be communicated by written "Notice of Termination" to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a dated notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, (iii) specifies a Date of Termination, which shall be not less than thirty (30) nor more than ninety (90) days after such Notice of Termination is given, except in the case of the Corporation's termination of the Executive's employment for Cause, and (iv) is given in the manner specified in
Section 10 hereof.

     (j) Retirement. "Retirement" shall mean voluntary termination by the Executive in accordance with the Employers' retirement policies, including early retirement, generally applicable to the Employers' salaried employees.

     2. Term of Employment.

     (a) The Corporation hereby employs the Executive as President and Chief Executive Officer of the Corporation, and the Executive hereby accepts said employment and agrees to render such services to the Corporation on the terms and conditions set forth in this Agreement. Unless extended as provided in this
Section 2, the term of employment under this Agreement shall be for three years, commencing on the date of this Agreement. Prior to the first annual anniversary of the date of this Agreement and each annual anniversary thereafter, the Board of Directors of the Corporation shall consider, review (with appropriate corporate documentation thereof, and after taking into account all relevant factors, including the Executive's performance) and, if appropriate, explicitly approve a one-year extension of the remaining term of this Agreement. The term of this Agreement shall continue to extend each year if the Board of Directors so approves such extension unless the Executive gives written notice to the Employers of the Executive's election not to extend the term, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If the Executive gives timely notice that the term will not be extended as of any annual anniversary date, or if the Corporation fails to give written notice of its election to extend as of any annual anniversary date, then this Agreement shall terminate at the conclusion of its remaining term. References herein to the term of this Agreement shall refer both to the initial term and successive terms.

     (b) During the term of this Agreement, the Executive shall perform such executive services for the Corporation as may be consistent with his titles and from time to time assigned to him by the Corporation's Board of Directors.

     3. Compensation and Benefits.

     (a) The Employers shall compensate and pay Executive for his services during the term of this Agreement at a minimum base salary of $500,000 per year commencing July 1, 2003, ("Base Salary"), which may be increased from time to time in such amounts as may be determined by the Boards of Directors of the Employers and may not be decreased without the Executive's express written consent. In addition to his Base Salary, the Executive shall be entitled to receive during the term of this Agreement such bonus payments as may be determined by the Boards of Directors of the Employers. In that regard, for the term of the Agreement, the Executive shall be entitled to participate in a bonus plan whereby he would be potentially entitled to receive a bonus potentially equal to a maximum of 50% of his Base Salary, subject to the accomplishment of certain goals established or to be established by the Boards of Directors of the Employers. In the event that it is determined by the Boards of Directors of the Employers that, with respect to any particular fiscal year during the term of the Agreement, the Executive is expending in excess of 10% of his time on matters primarily related to the business of the Corporation, the Corporation and the Bank will pay their respective pro rata portion of the Executive's compensation and benefits with respect to such fiscal year; otherwise, the Bank shall pay all of the Executive's compensation and benefits.

     (b) During the term of this Agreement, the Executive shall be entitled to participate in and receive the benefits of any pension or other retirement benefit plan, profit sharing, stock option, employee stock ownership, or other plans, benefits and privileges given to employees and executives of the Employers, to the extent commensurate with his then duties and responsibilities, as fixed by the Boards of Directors of the Employers, except that the bonus arrangement set forth in Section 3(a) hereof shall be provided to the Executive in lieu of any other bonus plan or arrangement given to other employees and executives of the Employers. The Corporation shall not make any changes in such plans, benefits or privileges which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executive officers of the Corporation and does not result in a proportionately greater adverse change in the rights of or benefits to the Executive as compared with any other executive officer of the Corporation. Nothing paid to the Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to Section 3(a) hereof.

     (c) During the term of this Agreement, the Executive shall be entitled to an annual expense allowance (exclusive of standard health benefits available to employees) not to exceed 10.0% of his Base Salary, with the Executive to provide documentation of the expenses at such times and in such manner as may be reasonably requested by the Boards of Directors of the Employers.

     (d) During the term of this Agreement, the Executive shall be entitled to four (4) weeks of paid annual vacation in accordance with the policies as established from time to time by the Boards of Directors of the Employers. The Executive shall be entitled to accumulate unused vacation time from one year to the next.

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

     5. Termination.

     (a) The Corporation shall have the right, at any time upon prior Notice of Termination, to terminate the Executive's employment hereunder for any reason, including without limitation termination for Cause, Disability or Retirement, and the Executive shall have the right, upon prior Notice of Termination, to terminate his employment hereunder for any reason.

     (b) In the event that (i) the Executive's employment is terminated by the Corporation for Cause or Retirement or Disability, or (ii) the Executive terminates his employment hereunder other than in connection with a Change in Control of the Corporation, the Executive shall have no right pursuant to this Agreement to compensation or other benefits for any period after the applicable Date of Termination except as otherwise provided herein.

     (c) In the event that (i) the Executive's employment is terminated by the Corporation for other than Cause, Retirement or Disability or (ii) such employment is terminated by the Executive (a) due to a material breach of this Agreement by the Corporation, which breach has not been cured within fifteen
(15) days after a written notice of non-compliance has been given by the Executive to the Corporation, or (b) at the time of or in connection with a Change in Control of the Corporation, then the Corporation or its successors shall, and regardless of whether or not the Executive is subsequently re-hired by the Corporation or its successors,

     (A) pay to the Executive a cash severance amount equal to 2.99 times the Executive's Average Annual Compensation, with such amount to be paid at the Executive's election in either a lump sum within five business days of the Date of Termination or in thirty-six (36) equal monthly installments beginning with the first business day of the month following the Date of Termination,

     (B) maintain and provide for a period ending at the earlier of (i) the expiration of the remaining term of employment pursuant hereto prior to the Notice of Termination or (ii) the date of the Executive's full-time employment by another employer (provided that the Executive is entitled under the terms of such employment to benefits substantially similar to those described in this subparagraph (B)), at no cost to the Executive, the Executive's continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which the Executive was entitled to participate immediately prior to the Date of Termination (other than stock option and restricted stock plans of the Employers), provided that in the event that the Executive's participation in any plan, program or arrangement as provided in this subparagraph (B) is barred, or during such period any such plan, program or arrangement is discontinued or the benefits thereunder are materially reduced, the Corporation shall arrange to provide the Executive with benefits substantially similar to those which the Executive was entitled to receive under such plans, programs and arrangements immediately prior to the Date of Termination, and

     (C) provided that notwithstanding the foregoing, any payments or benefits provided by the Bank pursuant to Sections 5(c)(A) and (B) of the Executive's employment agreement with the Bank of even date (the "Bank Agreement"), as reduced by Section 6 of the Bank Agreement, shall be subtracted from the payments or benefits to be provided by the Corporation pursuant to this Section 5(c).

     (d) If a Change in Control of the Corporation occurs and the Executive's employment is not terminated at the time of or in connection with such Change in Control, but the Executive's employment is terminated subsequent to the Change in Control of the Corporation by either the Executive or either of the Employers (or their successors) for any reason other than Cause, Retirement or Disability, then the Corporation or its successors shall pay to the Executive the cash severance amount set forth in Section 5(c)(A) hereof and provide the benefits set forth in Section 5(c)(B) hereof on a pro rata basis as set forth below, in each case as reduced by Section 5(c)(C) hereof. The amount of the cash severance set forth in Section 5(c)(A) hereof, as reduced by Section 5(c)(C) hereof, and the time period set forth in Section 5(c)(B) hereof shall each be reduced by a fraction, the numerator of which is the number of days the Executive was employed by the Employers or their successors subsequent to the date of the Change in Control of the Corporation, and the denominator of which is the total number of days remaining in the Executive's term of employment as of the date of the Change in Control of the Corporation.

     (e) In the event of the failure by either of the Employers to elect or to re-elect or to appoint or to re-appoint the Executive to the offices of President and Chief Executive Officer of the Corporation and the Bank or a material change made by the Employers in the Executive's functions, duties or responsibilities as President and Chief Executive Officer of the Corporation and President and Chief Executive Officer of the Bank without the Executive's express written consent, the Executive shall be entitled to terminate his employment hereunder and shall be entitled, subject to the provisions of Section 5(c)(C) hereof, to the payments and benefits provided for in Section 5(c)(A) and
(B).

     6. Tax Indemnification.

     (a) If the payments and benefits pursuant to this Agreement, either alone or together with other payments and benefits which the Executive has the right to receive from the Corporation and its subsidiaries (including, without limitation, the payments and benefits which the Executive would have the right to receive from the Bank pursuant to Section 5 of the Bank Agreement), would constitute a "parachute payment" as defined in Section 280G(b)(2) of the Code (the "Initial Parachute Payment"), then the Corporation shall pay to the Executive, at the time such payments or benefits are paid and subject to applicable withholding requirements, a cash amount equal to the sum of the following:

          (i) twenty (20) percent (or such other percentage equal to the tax rate imposed by Section 4999 of the Code) of the amount by which the Initial Parachute Payment exceeds the Executive's "base amount" from the Corporation and its subsidiaries, as defined in Section 280G(b)(3) of the Code, with the difference between the Initial Parachute Payment and the Executive's base amount being hereinafter referred to as the "Initial Excess Parachute Payment";

          (ii) such additional amount (tax allowance) as may be necessary to compensate the Executive for the payment by the Executive of state and federal income and excise taxes on the payment provided under clause (i) above and on any payments under this clause (ii). In computing such tax allowance, the payment to be made under clause (i) above shall be multiplied by the "gross up percentage" ("GUP"). The GUP shall be determined as follows:

                              Tax Rate
                  GUP  =     -----------
                             1- Tax Rate

     The Tax Rate for purposes of computing the GUP shall be the highest marginal federal and state income and employment-related tax rate (including Social Security and Medicare taxes), including any applicable excise tax rate, applicable to the Executive in the year in which the payment under clause (i) above is made, and shall also reflect the phase-out of deductions and the ability to deduct certain of such taxes.

     (b) Notwithstanding the foregoing, if it shall subsequently be determined in a final judicial determination or a final administrative settlement to which the Executive is a party that the actual excess parachute payment as defined in
Section 280G(b)(1) of the Code is different from the Initial Excess Parachute Payment (such different amount being hereafter referred to as the "Determinative Excess Parachute Payment"), then the Company's independent tax counsel or accountants shall determine the amount (the "Adjustment Amount") which either the Executive must pay to the Corporation or the Corporation must pay to the Executive in order to put the Executive (or the Corporation, as the case may be) in the same position the Executive (or the Corporation, as the case may be) would have been if the Initial Excess Parachute Payment had been equal to the Determinative Excess Parachute Payment. In determining the Adjustment Amount, the independent tax counsel or accountants shall take into account any and all taxes (including any penalties and interest) paid by or for the Executive or refunded to the Executive or for the Executive's benefit. As soon as practicable after the Adjustment Amount has been so determined, the Corporation shall pay the Adjustment Amount to the Executive or the Executive shall repay the Adjustment Amount to the Corporation, as the case may be.

     (c) In each calendar year that the Executive receives payments of benefits that constitute a parachute payment, the Executive shall report on his state and federal income tax returns such information as is consistent with the determination made by the independent tax counsel or accountants of the Corporation as described above. The Corporation shall indemnify and hold the Executive harmless from any and all losses, costs and expenses (including without limitation, reasonable attorneys' fees, interest, fines and penalties) which the Executive incurs as a result of so reporting such information. The Executive shall promptly notify the Corporation in writing whenever the Executive receives notice of the institution of a judicial or administrative proceeding, formal or informal, in which the federal tax treatment under Section 4999 of the Code of any amount paid or payable under this Section 6 is being reviewed or is in dispute. The Corporation shall assume control at its expense over all legal and accounting matters pertaining to such federal tax treatment (except to the extent necessary or appropriate for the Executive to resolve any such proceeding with respect to any matter unrelated to amounts paid or payable pursuant to this Section 6) and the Executive shall cooperate fully with the Corporation in any such proceeding. The Executive shall not enter into any compromise or settlement or otherwise prejudice any rights the Corporation may have in connection therewith without the prior consent of the Corporation.

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

     8. Withholding. All payments required to be made by the Corporation hereunder to the Executive shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Corporation may reasonably determine should be withheld pursuant to any applicable law or regulation.

     9. Assignability. The Corporation may assign this Agreement and its rights and obligations hereunder in whole, but not in part, to any corporation, bank or other entity with or into which the Corporation may hereafter merge or consolidate or to which the Corporation may transfer all or substantially all of its assets, if in any such case said corporation, bank or other entity shall by operation of law or expressly in writing assume all obligations of the Corporation hereunder as fully as if it had been originally made a party hereto, but may not otherwise assign this Agreement or its rights and obligations hereunder. The Executive may not assign or transfer this Agreement or any rights or obligations hereunder.

     10. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

         To the Corporation:        Secretary
                                    Progress Financial Corporation
                                    4 Sentry Parkway, Suite 230
                                    Blue Bell, Pennsylvania  19422

         To the Executive:          W. Kirk Wycoff
                                    875 Lantern Lane
                                    Blue Bell, Pennsylvania  19422

     11. Amendment; Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer or officers as may be specifically designated by the Board of Directors of the Corporation to sign on its behalf. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     12. Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise by the substantive laws of the Commonwealth of Pennsylvania.

     13. Nature of Obligations. Nothing contained herein shall create or require the Corporation to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that the Executive acquires a right to receive benefits from the Corporation hereunder, such right shall be no greater than the right of any unsecured general creditor of the Corporation.

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

     17. Regulatory Prohibition. Notwithstanding any other provision of this Agreement to the contrary, any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with Section 18(k) of the FDIA (12 U.S.C. 1828(k)) and any regulations promulgated thereunder, including but not limited to 12 C.F.R. Part 359.

     18. Entire Agreement. This Agreement embodies the entire agreement between the Corporation and the Executive with respect to the matters agreed to herein. All prior agreements between the Corporation and the Executive with respect to the matters agreed to herein, including without limitation the 2002 Agreement and any prior Agreements between the Employers and the Executive are hereby superseded and shall have no force or effect. Notwithstanding the foregoing, nothing contained in this Agreement shall affect the agreement of even date being entered into between the Bank and the Executive.

     IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.

Attest:                              PROGRESS FINANCIAL CORPORATION



 /s/Lois M. Anerino                  By:       /s/Michael B. High
-----------------------                   ---------------------------------
                                               Michael B. High
                                               Chief Operating Officer and
                                               Chief Financial Officer



                                     By:       /s/Kevin J. Silverang
                                          ----------------------------------
                                               Kevin J. Silverang
                                               Director

Attest:                              W. KIRK WYCOFF



 /s/ Carol A. Stypinski              By:       /s/W. Kirk Wycoff
-------------------------                 ----------------------------------
                                               W. Kirk Wycoff, Individually

                                  Exhibit 10.2

                                    AGREEMENT

     AGREEMENT, dated this 30th day of June 2003, between Progress Bank (the "Bank"), a federally chartered savings bank and a wholly-owned subsidiary of Progress Financial Corporation (the "Corporation"), and W. Kirk Wycoff (the "Executive").


                                   WITNESSETH

     WHEREAS, the Executive is presently an officer of the Corporation and the Bank (together the "Employers");

     WHEREAS, the Employers desire to be ensured of the Executive's continued active participation in the business of the Employers;

     WHEREAS, the Employers and the Executive have entered into an employment agreement dated July 23, 2002 (the "2002 Agreement");

     WHEREAS, in accordance with the Office of Thrift Supervision ("OTS") Regulatory Handbook, the Corporation and the Bank desire to enter into separate agreements with the Executive with respect to his employment by each of the Employers; and

     WHEREAS, the Bank desires to have this new Agreement supersede the 2002 Agreement;

     NOW THEREFORE, in consideration of the premises and the mutual agreements herein contained, the parties hereby agree as follows:

     1. Definitions. The following words and terms shall have the meanings set forth below for the purposes of this Agreement:

     (a) Average Annual Compensation. The Executive's "Average Annual Compensation" for purposes of this Agreement shall be deemed to mean the average level of compensation paid to the Executive by the Employers or any subsidiary thereof during the most recent five taxable years preceding the Date of Termination, including Base Salary, bonuses, any other taxable income, including but not limited to directors' fees and income related to the exercise of stock options, as well as profit sharing, employee stock ownership plan and other retirement contributions or benefits (whether or not taxable) made or accrued on the Executive's behalf pursuant to any tax-qualified or non-tax-qualified plan or arrangement.

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

     (g) Disability. Termination by the Bank of the Executive's employment based on "Disability" shall mean termination because of death or because of any physical or mental impairment which qualifies the Executive for disability benefits under the applicable long-term disability plan maintained by the Employers or, if no such plan applies, which would qualify the Executive for disability benefits under the Federal Social Security System.

     (h) IRS. "IRS" shall mean the Internal Revenue Service.

     (i) Notice of Termination. Any purported termination of the Executive's employment by the Bank for any reason, including without limitation for Cause, Disability or Retirement, or by the Executive for any reason, shall be communicated by written "Notice of Termination" to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a dated notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, (iii) specifies a Date of Termination, which shall be not less than thirty (30) nor more than ninety (90) days after such Notice of Termination is given, except in the case of the Bank's termination of the Executive's employment for Cause, and (iv) is given in the manner specified in
Section 10 hereof.

     (j) Retirement. "Retirement" shall mean voluntary termination by the Executive in accordance with the Employers' retirement policies, including early retirement, generally applicable to the Employers' salaried employees.

     2. Term of Employment.

     (a) The Bank hereby employs the Executive as President and Chief Executive Officer of the Bank, and the Executive hereby accepts said employment and agrees to render such services to the Bank on the terms and conditions set forth in this Agreement. Unless extended as provided in this Section 2, the term of employment under this Agreement shall be for three years, commencing on the date of this Agreement. Prior to the first annual anniversary of the date of this Agreement and each annual anniversary thereafter, the Board of Directors of the Bank shall consider, review (with appropriate corporate documentation thereof, and after taking into account all relevant factors, including the Executive's performance) and, if appropriate, explicitly approve a one-year extension of the remaining term of this Agreement. The term of this Agreement shall continue to extend each year if the Board of Directors so approves such extension unless the Executive gives written notice to the Employers of the Executive's election not to extend the term, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If the Executive gives timely notice that the term will not be extended as of any annual anniversary date, or if the Bank fails to give written notice of its election to extend as of any annual anniversary date, then this Agreement shall terminate at the conclusion of its remaining term. References herein to the term of this Agreement shall refer both to the initial term and successive terms.

     (b) During the term of this Agreement, the Executive shall perform such executive services for the Bank as may be consistent with his titles and from time to time assigned to him by the Bank's Board of Directors.

     3. Compensation and Benefits.

     (a) The Employers shall compensate and pay Executive for his services during the term of this Agreement at a minimum base salary of $500,000 per year commencing July 1, 2003, ("Base Salary"), which may be increased from time to time in such amounts as may be determined by the Boards of Directors of the Employers and may not be decreased without the Executive's express written consent. In addition to his Base Salary, the Executive shall be entitled to receive during the term of this Agreement such bonus payments as may be determined by the Boards of Directors of the Employers. In that regard, for the term of the Agreement, the Executive shall be entitled to participate in a bonus plan whereby he would be potentially entitled to receive a bonus potentially equal to a maximum of 50% of his Base Salary, subject to the accomplishment of certain goals established or to be established by the Boards of Directors of the Employers. In the event that it is determined by the Boards of Directors of the Employers that, with respect to any particular fiscal year during the term of the Agreement, the Executive is expending in excess of 10% of his time on matters primarily related to the business of the Corporation, the Corporation and the Bank will pay their respective pro rata portion of the Executive's compensation with respect to such fiscal year; otherwise, the Bank shall pay all of the Executive's compensation.

     (b) During the term of this Agreement, the Executive shall be entitled to participate in and receive the benefits of any pension or other retirement benefit plan, profit sharing, stock option, employee stock ownership, or other plans, benefits and privileges given to employees and executives of the Employers, to the extent commensurate with his then duties and responsibilities, as fixed by the Boards of Directors of the Employers, except that the bonus arrangement set forth in Section 3(a) hereof shall be provided to the Executive in lieu of any other bonus plan or arrangement given to other employees and executives of the Employers. The Bank shall not make any changes in such plans, benefits or privileges which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executive officers of the Bank and does not result in a proportionately greater adverse change in the rights of or benefits to the Executive as compared with any other executive officer of the Bank. Nothing paid to the Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to Section 3(a) hereof.

     (c) During the term of this Agreement, the Executive shall be entitled to an annual expense allowance (exclusive of standard health benefits available to employees) not to exceed 10.0% of his Base Salary, with the Executive to provide documentation of the expenses at such times and in such manner as may be reasonably requested by the Boards of Directors of the Employers.

     (d) During the term of this Agreement, the Executive shall be entitled to four (4) weeks of paid annual vacation in accordance with the policies as established from time to time by the Boards of Directors of the Employers. The Executive shall be entitled to accumulate unused vacation time from one year to the next.

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

     5. Termination.

     (a) The Bank shall have the right, at any time upon prior Notice of Termination, to terminate the Executive's employment hereunder for any reason, including without limitation termination for Cause, Disability or Retirement, and the Executive shall have the right, upon prior Notice of Termination, to terminate his employment hereunder for any reason.

     (b) In the event that (i) the Executive's employment is terminated by the Bank for Cause or Retirement or Disability, or (ii) the Executive terminates his employment hereunder other than in connection with a Change in Control of the Corporation, the Executive shall have no right pursuant to this Agreement to compensation or other benefits for any period after the applicable Date of Termination except as otherwise provided herein.

     (c) In the event that (i) the Executive's employment is terminated by the Bank for other than Cause, Retirement or Disability or (ii) such employment is terminated by the Executive (a) due to a material breach of this Agreement by the Bank, which breach has not been cured within fifteen (15) days after a written notice of non-compliance has been given by the Executive to the Bank, or
(b) at the time of or in connection with a Change in Control of the Corporation, then the Bank or its successors shall, subject to the provisions of Section 6 hereof, if applicable, and regardless of whether or not the Executive is subsequently re-hired by the Bank or its successors,

          (A)  pay to  the  Executive  a cash  severance  amount  equal  to
          2.99 times the Executive's Average Annual Compensation, with such amount to be paid at the Executive's election in either a lump sum within five business days of the Date of Termination or in thirty-six
          (36) equal monthly installments beginning with the first business day of the month following the Date of Termination, and

          (B)  maintain  and provide for a period  ending at the earlier of
          (i) the expiration of the remaining term of employment pursuant hereto prior to the Notice of Termination or (ii) the date of the Executive's full-time employment by another employer (provided that the Executive is entitled under the terms of such employment to benefits substantially similar to those described in this subparagraph (B)), at no cost to the Executive, the Executive's continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which the Executive was entitled to participate immediately prior to the Date of Termination (other than stock option and restricted stock plans of the Employers), provided that in the event that the Executive's participation in any plan, program or arrangement as provided in this subparagraph (B) is barred, or during such period any such plan, program or arrangement is discontinued or the benefits thereunder are materially reduced, the Bank shall arrange to provide the Executive with benefits substantially similar to those which the Executive was entitled to receive under such plans, programs and arrangements immediately prior to the Date of Termination.

     (d) If a Change in Control of the Corporation occurs and the Executive's employment is not terminated at the time of or in connection with such Change in Control, but the Executive's employment is terminated subsequent to the Change in Control of the Corporation by either the Executive or either of the Employers (or their successors) for any reason other than Cause, Retirement or Disability, then the Bank or its successors shall, subject to the provisions of Section 6 hereof, pay to the Executive the cash severance amount set forth in Section 5(c)(A) hereof and provide the benefits set forth in Section 5(c)(B) hereof on a pro rata basis as set forth below. The amount of the cash severance set forth in
Section 5(c)(A) hereof and the time period set forth in Section 5(c)(B) hereof shall each be reduced by a fraction, the numerator of which is the number of days the Executive was employed by the Employers or their successors subsequent to the date of the Change in Control of the Corporation, and the denominator of which is the total number of days remaining in the Executive's term of employment as of the date of the Change in Control of the Corporation.

     (e) In the event of the failure by either of the Employers to elect or to re-elect or to appoint or to re-appoint the Executive to the offices of President and Chief Executive Officer of the Corporation and the Bank or a material change made by the Employers in the Executive's functions, duties or responsibilities as President and Chief Executive Officer of the Corporation and President and Chief Executive Officer of the Bank without the Executive's express written consent, the Executive shall be entitled to terminate his employment hereunder and shall be entitled, subject to the provisions of Section 6 hereof, to the payments and benefits provided for in Section 5(c)(A) and (B).

     6. Limitation of Benefits under Certain Circumstances. If the payments and benefits pursuant to Section 5 hereof, either alone or together with other payments and benefits which the Executive has the right to receive from the Employers, would constitute a "parachute payment" under Section 280G of the Code, the payments and benefits pursuant to Section 5 hereof shall be reduced, in the manner determined by the Executive, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits under
Section 5 being non-deductible to the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code. The determination of any reduction in the payments and benefits to be made pursuant to Section 5 shall be based upon the opinion of independent tax counsel selected by the Bank's independent public accountants and paid by the Employers. Such counsel shall be reasonably acceptable to the Bank and the Executive; shall promptly prepare the foregoing opinion, but in no event later than thirty (30) days from the Date of Termination; and may use such actuaries as such counsel deems necessary or advisable for the purpose. Nothing contained herein shall result in a reduction of any payments or benefits to which the Executive may be entitled upon termination of employment under any circumstances other than as specified in this Section 6, or a reduction in the payments and benefits specified in Section 5 below zero.

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

     8. Withholding. All payments required to be made by the Bank hereunder to the Executive shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Bank may reasonably determine should be withheld pursuant to any applicable law or regulation.

     9. Assignability. The Bank may assign this Agreement and its rights and obligations hereunder in whole, but not in part, to any corporation, bank or other entity with or into which the Bank may hereafter merge or consolidate or to which the Bank may transfer all or substantially all of its assets, if in any such case said corporation, bank or other entity shall by operation of law or expressly in writing assume all obligations of the Bank hereunder as fully as if it had been originally made a party hereto, but may not otherwise assign this Agreement or its rights and obligations hereunder. The Executive may not assign or transfer this Agreement or any rights or obligations hereunder.

     10. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

         To the Bank:               Secretary
                                    Progress Bank
                                    4 Sentry Parkway, Suite 230
                                    Blue Bell, Pennsylvania  19422

         To the Executive:          W. Kirk Wycoff
                                    875 Lantern Lane
                                    Blue Bell, Pennsylvania  19422

     11. Amendment; Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer or officers as may be specifically designated by the Board of Directors of the Bank to sign on its behalf. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     12. Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise by the substantive laws of the Commonwealth of Pennsylvania.

     13. Nature of Obligations. Nothing contained herein shall create or require the Bank to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that the Executive acquires a right to receive benefits from the Bank hereunder, such right shall be no greater than the right of any unsecured general creditor of the Bank.

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

     17. Regulatory Actions. The following provisions shall be applicable to the parties to the extent that they are required to be included in employment agreements between a savings association and its employees pursuant to Section 563.39(b) of the Regulations Applicable to all Savings Associations, 12 C.F.R. 563.39(b), or any successor thereto, and shall be controlling in the event of a conflict with any other provision of this Agreement, including without limitation Section 5 hereof.

     (a) If the Executive is suspended from office and/or temporarily prohibited from participating in the conduct of the Bank's affairs pursuant to notice served under Section 8(e)(3) or Section 8(g)(1) of the Federal Deposit Insurance Act ("FDIA")(12 U.S.C. 1818(e)(3) and 1818(g)(1)), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion: (i) pay the Executive all or part of the compensation withheld while its obligations under this Agreement were suspended, and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

     (b) If the Executive is removed from office and/or permanently prohibited from participating in the conduct of the Ban's affairs by an order issued under
Section  8(e)(4)  or  Section  8(g)(1)  of the FDIA (12  U.S.C.  1818(e)(4)  and
(g)(1)), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the Executive and the Bank as of the date of termination shall not be affected.

     (c) If the Bank is in default, as defined in Section 3(x)(1) of the FDIA (12 U.S.C. 1813(x)(1)), all obligations under this Agreement shall terminate as of the date of default, but vested rights of the Executive and the Bank as of the date of termination shall not be affected.

     (d) All obligations under this Agreement shall be terminated pursuant to 12 C.F.R. 563.39(b)(5) (except to the extent that it is determined that continuation of the Agreement for the continued operation of the Bank is necessary): (i) by the Director of the OTS, or his/her designee, at the time the Federal Deposit Insurance Corporation ("FDIC") enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in
Section 13(c) of the FDIA (12 U.S.C. 1823(c)); or (ii) by the Director of the OTS, or his/her designee, at the time the Director or his/her designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director of the OTS to be in an unsafe or unsound condition, but vested rights of the Executive and the Employers as of the date of termination shall not be affected.

     18. Regulatory Prohibition. Notwithstanding any other provision of this Agreement to the contrary, any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with Section 18(k) of the FDIA (12 U.S.C. 1828(k)) and any regulations promulgated thereunder, including but not limited to 12 C.F.R. Part 359.

     19. Entire Agreement. This Agreement embodies the entire agreement between the Bank and the Executive with respect to the matters agreed to herein. All prior agreements between the Bank and the Executive with respect to the matters agreed to herein, including without limitation the 2002 Agreement and any prior Agreements between the Employers and the Executive are hereby superseded and shall have no force or effect. Notwithstanding the foregoing, nothing contained in this Agreement shall affect the agreement of even date being entered into between the Corporation and the Executive.

     IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.

Attest:                                   PROGRESS BANK



 /s/Lois M. Anerino                       By:   /s/Michael B. High
----------------------                        --------------------------------
                                                Michael B. High
                                                Chief Operating Officer and
                                                Chief Financial Officer



                                          By:   /s/Kevin J. Silverang
                                              --------------------------------
                                                Kevin J. Silverang
                                                Director

Attest:                                   W. KIRK WYCOFF



  /s/Carol A. Stypinski                   By:  /s/W. Kirk Wycoff
-------------------------                    ---------------------------------
                                               W. Kirk Wycoff, Individually

                                  Exhibit 10.3

                   CHANGE IN CONTROL AND TERMINATION AGREEMENT


     THIS  AGREEMENT  made as of this 15th day of April,  2003,  by and  between
PROGRESS  FINANCIAL   CORPORATION  (the  "Company"),   a  Pennsylvania  business
corporation and Michael B. High ("Executive").

     WHEREAS, the Executive is presently serving as Chief Operating Officer and Chief Financial Officer of the Company; and Progress Bank.

     WHEREAS, the Company recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Company exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of key management personnel to the detriment of the Company;

     WHEREAS, the Company has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of key members of the Company's management to their assigned duties without distraction and with a view to enhancing the Company's long term shareholder interests in the event of a change in control of the Company; and

     WHEREAS, in order to induce the Executive to remain in the employ of the Company, the Company agrees that the Executive shall receive the compensation and benefits set forth in this Agreement as a cushion against the financial and career impact on the Executive in the event the Executive's employment with the Company is terminated subsequent to a "Change of Control" (as defined in Section 4 hereof) of the Company.


                                    AGREEMENT

     NOW, THEREFORE, the parties hereto, intending to be legally bound, hereby agree as follows.

               1. Term of Agreement.

               (a) This Agreement shall be effective as of the date first set forth above ("Effective Date") and shall be for a term ending on the fifth anniversary of the Effective date.

               (b) Notwithstanding the provisions of Section 1 (a) of this Agreement, this Agreement shall terminate automatically as of the effective date of termination of the Executive's employment, and the Executive shall not be entitled to any payments or benefits hereunder, upon termination by the

                    Company of the Executive's employment for Cause. As used in this Agreement, "Cause" shall mean (A) the Executive's conviction of or plea of guilty or nolo contendere to a felony or the actual incarceration of the Executive for a period of forty-five (45) consecutive days, (B) the issuance by any federal or state banking authority of an order directing that the Company terminate the Executive's employment with the Company or relieve the Executive of the duties being performed by the Executive for the Company or
                    (C) Executive's willful misconduct or gross negligence in the performance of Executive's duties.

               (c) Notwithstanding the provisions of Section 1 (a) of this Agreement, this Agreement shall terminate automatically as of the effective date of termination of the Executive's employment, and the Executive shall not be entitled to any payments or benefits hereunder, upon termination of the Executive's employment as a result of the Executive's voluntary termination (other than in accordance with Section 2 of this Agreement), retirement at the Executive's election, or death; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2 of this Agreement) is delivered by the Executive, the provisions of Section 9(b) of this Agreement shall apply.

               (d) Notwithstanding the provisions of Section 1 (a) of this Agreement, this Agreement shall terminate automatically as of the effective date of termination of the Executive's employment, and the Executive shall not be entitled to any payments or benefits hereunder upon termination of the Executive's employment as a result of the Executive's disability; provided, however, that, if the Executive becomes disabled after a Notice of Termination (as defined in Section 2 of this Agreement) is delivered by the Executive, the Executive shall nevertheless be entitled to receive all of the compensation and benefits provided for in, and for the term set forth in, Section 3 of this Agreement. For purposes of this Agreement, "disability" shall mean the Executive's incapacity by reason of accident, sickness, or otherwise which renders the Executive mentally or physically incapable of performing the services required by the Executive for three hundred and sixty (360) consecutive days.

     2. Change in Control and Termination Provisions. If at any time during the term of this Agreement, there shall be a Change in Control followed by:

          (a) any involuntary termination of the Executive (other than as set forth in Section 1(b), 1(c), or 1(d) of this Agreement);

          (b) the Executive not holding the position of Chief Operating Officer and Chief Financial Officer of the Company and Progress Bank or its successor, which responsibilities shall be similar to the Executive's duties immediately after the Effective Date;

          (c) any reduction in the sum of Executive's annual base salary and target bonus under the Company's officer or executive bonus plan
               (EBP) (as distinguished from actual bonus paid) in effect on the Effective Date or as the same may be increased from time to time after the Effective Date;

          (d) any failure to provide the Executive with a target bonus under the EBP (as distinguished from actual bonus paid) comparable to similarly situated executives at the Company;

          (e) any failure to provide the Executive with benefits at least as favorable as those enjoyed by similarly situated executives at the Company under the Company's pension, life insurance, medical, health and accident, disability or other written employee plans under which the form and/or amounts of benefits are prescribed in applicable documents;

          (f) any relocation of the Executive's principal site of employment to a location more than 35 miles from the Executive's principal site of employment as of the Effective date;

          (g)  any material breach of this Agreement on the part of the Company;


          then,at the option of the Executive, exercisable by the Executive anytime within sixty (60) days after the occurrence of any of the foregoing events, the Executive may resign from employment with the Company (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering a notice in writing "The Notice of Termination") to the Company and the provisions of Section 3 of this Agreement shall apply.

     3. Rights in Event of Change in Control Followed by Termination.

     (a) In the event that the Executive delivers a Notice of Termination to the Company in accordance with Section 2 above, the Executive shall be entitled to receive the compensation and benefits set forth below:

          (i) two times the sum of the Executive's annual base salary at the highest amount in effect, and annual cash bonus under the EBP at the highest amount paid, during the two calendar years preceding the year in which the Notice of Termination is delivered, payable in a lump sum or 24 monthly installments at the Executive's election;

          (ii) life, medical and dental insurance benefits for a period of 24 months following delivery of a Notice of Termination at levels equivalent to the levels to which Executive would have been entitled had the Executive remained in the Company's employ during such period;

          (iii)outplacement services for a period of twelve months to be provided by a reputable outplacement firm and consist of those services normally provided by such firm for senior executives.


     (b) The Executive shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section 3 be reduced by any compensation earned by the Executive as the result of employment by another employer or by reason of the Executive's receipt of or right to receive any retirement or other benefits after the date of termination of employment or otherwise; provided, however, that the payments provided for in this
          Section 3 shall be reduced by the amount actually received by the Executive under the severance policy, if any, of the Company then in effect.

     (c) Except as otherwise provided in this Agreement, the Executives right to receive payments under this Agreement shall not decrease the amount of, or otherwise adversely affect any benefits payable to the Executive under any plan, agreement, or arrangement relating to employee benefits provided by the Company.

     (d) Notwithstanding the foregoing provisions of this Section 3, the present value (determined in accordance with the provisions of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")) of the total amount of all payments under this Section 3 when aggregated with any other payments to Executive which constitute parachute payments (within the meaning of section 280G of the Code) shall in no event exceed 2.99 times the Executive's "base amount" (as determined under Section 280G of the Code).

     (e) Notwithstanding the foregoing provisions of this Section 3, the Executive's right to receive any of the, payments or benefits set forth in this Section 3 shall be conditioned upon execution of a separation agreement and general release in a form satisfactory to the Company and the Executive.

     4. Change in Control Defined. For the purpose of this Agreement, a "Change in Control" means the occurrence of any of the following: (i) the consummation of a merger or business combination in which the stockholders of the Company immediately prior to the merger own less than 60% of the combined voting power of the outstanding voting securities of the surviving corporation immediately after the merger;
          (ii) any "person" within of Section 3(a)(9) of the Securities Exchange Act of 1934 as modified in Sections 13(d) and 14(d) thereof (other than the Company, a subsidiary of the Company, a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a subsidiary, or an underwriter temporarily holding securities pursuant to an offer of such securities) becomes the "beneficial owner" as defined in Rule 13d-3 thereunder, directly or indirectly, of more than 25% of the combined voting power of the outstanding voting securities of the Company; or (iii) the approval by the stockholders of the Company or of a plan of complete liquidation of the Company.

     5. Notices. Except as otherwise provided in this Agreement, any notice required or permitted under this Agreement shall be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the Executive's residence, in the case of notices to the Executive, and to the principal office of the Company, Attention: Chief Executive Officer, in the case of notices to the Company.

     6. Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     7. Assignment. This Agreement shall not be assignable by either party, except by the Company to any successor in interest to the Company's business.

     8. Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and supersedes any prior agreement and any other prior or contemporaneous oral or written understanding or agreement between the parties relating to such subject matter. Any such prior agreement is terminated in its entirety, and shall no longer have any force or effect, as of the date first above written.

     9.   Successors Binding Agreement.

     (a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure by the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall constitute a breach of this Agreement and the provisions of Section 3 of this Agreement shall apply. As used in this Agreement, "Company" shall mean the Company as defined previously and any successor to its business and/or asset as aforesaid which assumes and agrees to perform this Agreement by operation of law or otherwise.

     (b) This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die after a Notice of Termination is delivered by the Executive and any amount would be payable to the

          Executive under this Agreement if the Executive had continued to live, all such amounts shall be paid in accordance with the terms of this Agreement if paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

          10. Validity. The invalidity or unenforceability of any provision of this shall not affect the validity or enforceability of any provision of this Agreement, which shall remain in full force and effect.

          11. Applicable Law. This Agreement shall be governed by and construed in the domestic laws (but not the law of conflicts of law) of the Commonwealth of Pennsylvania.

          12. Headings. The headings of the sections of this Agreement are for convenience only and shall not control or affect the meaning or construction or limit the scope or intent of any provisions of this Agreement.

               IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



                                            PROGRESS FINANCIAL CORPORATION

                                         By:    /s/ W. Kirk  Wycoff
                                                -------------------------------

                 (SEAL)                  Title: President
                                                -------------------------------

                                         Attest:/s/ Eric J. Morgan
                                                -------------------------------


         Witness:

         /s/ Carol Stypinski              /s/  Michael B. High
        ---------------------            -------------------------------------
                                               Michael B. High

                                  Exhibit 10.4

                   CHANGE IN CONTROL AND TERMINATION AGREEMENT


     THIS  AGREEMENT  made as of this 15th day of April,  2003,  by and  between
PROGRESS  FINANCIAL   CORPORATION  (the  "Company"),   a  Pennsylvania  business
corporation and Eric J. Morgan ("Executive").

     WHEREAS, the Executive is presently serving as Senior Vice President, Risk Management and Credit Administration of the Company; and Progress Bank.

     WHEREAS, the Company recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Company exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of key management personnel to the detriment of the Company;

     WHEREAS, the Company has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of key members of the Company's management to their assigned duties without distraction and with a view to enhancing the Company's long term shareholder interests in the event of a change in control of the Company; and

     WHEREAS, in order to induce the Executive to remain in the employ of the Company, the Company agrees that the Executive shall receive the compensation and benefits set forth in this Agreement as a cushion against the financial and career impact on the Executive in the event the Executive's employment with the Company is terminated subsequent to a "Change of Control" (as defined in Section 4 hereof) of the Company.


                                    AGREEMENT

     NOW, THEREFORE, the parties hereto, intending to be legally bound, hereby agree as follows.

     1. Term of Agreement.
        -----------------

          (a) This Agreement shall be effective as of the date first set forth above ("Effective Date") and shall be for a term ending on the fifth anniversary of the Effective date.

          (b) Notwithstanding the provisions of Section 1 (a) of this Agreement, this Agreement shall terminate automatically as of the effective date of termination of the Executive's employment, and the Executive shall not be entitled to any payments or benefits hereunder, upon termination by the Company of the Executive's employment for Cause. As used in this Agreement, "Cause" shall mean (A) the Executive's conviction of or plea of guilty or nolo contendere to a felony or the actual incarceration of the Executive for a period of forty-five (45) consecutive days, (B) the issuance by any federal or state banking authority of an order directing that the Company terminate the Executive's employment with the Company or relieve the Executive of the duties being performed by the Executive for the Company or (C) Executive's willful misconduct or gross negligence in the performance of Executive's duties.

          (c) Notwithstanding the provisions of Section 1 (a) of this Agreement, this Agreement shall terminate automatically as of the effective date of termination of the Executive's employment, and the Executive shall not be entitled to any payments or benefits hereunder, upon termination of the Executive's employment as a result of the Executive's voluntary termination (other than in accordance with Section 2 of this Agreement), retirement at the Executive's election, or death; provided, however, that if the Executive dies after a Notice of Termination (as defined in Section 2 of this Agreement) is delivered by the Executive, the provisions of Section 9(b) of this Agreement shall apply.

          (d) Notwithstanding the provisions of Section 1 (a) of this Agreement, this Agreement shall terminate automatically as of the effective date of termination of the Executive's payments or benefits hereunder upon termination of the Executive's employment as a result of the Executive's disability; provided, however, that, if the Executive becomes disabled after a Notice of Termination (as defined in Section 2 of this Agreement) is delivered by the Executive, the Executive shall nevertheless be entitled to receive all of the compensation and benefits provided for in, and for the term set forth in, Section 3 of this Agreement. For purposes of this Agreement, "disability" shall mean the Executive's incapacity by reason of accident, sickness, or otherwise which renders the Executive mentally or physically incapable of performing the services required by the Executive for three hundred and sixty (360) consecutive days.

     2. Change in Control and Termination Provisions. If at any time during the term of this Agreement, there shall be a Change in Control followed by:

          (a) any involuntary termination of the Executive (other than as set forth in Section 1(b), 1(c), or 1(d) of this Agreement);

          (b) the Executive not holding the position of Senior Vice President, Risk Management and Credit Administration of the Company and Progress Bank or its successor, which responsibilities shall be similar to the Executive's duties immediately after the Effective Date;

          (c) any reduction in the sum of Executive's annual base salary and target bonus under the Company's officer or executive bonus plan
               (EBP) (as distinguished from actual bonus paid) in effect on the Effective Date or as the same may be increased from time to time after the Effective Date;

          (d) any failure to provide the Executive with a target bonus under the EBP (as distinguished from actual bonus paid) comparable to similarly situated executives at the Company;

          (e) any failure to provide the Executive with benefits at least as favorable as those enjoyed by similarly situated executives at the Company under the Company's pension, life insurance, medical, health and accident, disability or other written employee plans under which the form and/or amounts of benefits are prescribed in applicable documents;

          (f) any relocation of the Executive's principal site of employment to a location more than 35 miles from the Executive's principal site of employment as of the Effective date;

          (g)  any material breach of this Agreement on the part of the Company;


     then,at the option of the Executive, exercisable by the Executive anytime within sixty (60) days after the occurrence of any of the foregoing events, the Executive may resign from employment with the Company (or, if involuntarily terminated, give notice of intention to collect benefits under this Agreement) by delivering a notice in writing "The Notice of Termination") to the Company and the provisions of Section 3 of this Agreement shall apply.

     3. Rights in Event of Change in Control Followed by Termination.

     (a) In the event that the Executive delivers a Notice of Termination to the Company in accordance with Section 2 above, the Executive shall be entitled to receive the compensation and benefits set forth below:

          (i) two times the sum of the Executive's annual base salary at the highest amount in effect, and annual cash bonus under the EBP at the highest amount paid, during the two calendar years preceding the year in which the Notice of Termination is delivered, payable in a lump sum or 24 monthly installments at the Executive's election;

          (ii) life, medical and dental insurance benefits for a period of 24 months following delivery of a Notice of Termination at levels equivalent to the levels to which Executive would have been entitled had the Executive remained in the Companys employ during such period;

          (iii)outplacement services for a period of twelve months to be provided by a reputable outplacement firm and consist of those services normally provided by such firm for senior executives.


          (b) The Executive shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section 3 be reduced by any compensation earned by the Executive as the result of employment by another employer or by reason of the Executive's receipt of or right to receive any retirement or other benefits after the date of termination of employment or otherwise; provided, however, that the payments provided for in this Section 3 shall be reduced by the amount actually received by the Executive under the severance policy, if any, of the Company then in effect.

          (c) Except as otherwise provided in this Agreement, the Executive's right to receive payments under this Agreement shall not decrease the amount of, or otherwise adversely affect any benefits payable to the Executive under any plan, agreement, or arrangement relating to employee benefits provided by the Company.

          (d) Notwithstanding the foregoing provisions of this Section 3, the present value (determined in accordance with the provisions of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")) of the total amount of all payments under this
               Section 3 when aggregated with any other payments to Executive which constitute parachute payments (within the meaning of section 280G of the Code) shall in no event exceed 2.99 times the Executive's "base amount" (as determined under Section 280G of the Code).

          (e) Notwithstanding the foregoing provisions of this Section 3, the Executives right to receive any of the, payments or benefits set forth in this Section 3 shall be conditioned upon execution of a separation agreement and general release in a form satisfactory to the Company and the Executive.

     4. Change in Control Defined. For the purpose of this Agreement, a "Change in Control" means the occurrence of any of the following: (i) the consummation of a merger or business combination in which the stockholders of the Company immediately prior to the merger own less than 60% of the combined voting power of the outstanding voting securities of the surviving corporation immediately after the merger;
          (ii) any "person" within of Section 3(a)(9) of the Securities Exchange Act of 1934 as modified in Sections 13(d) and 14(d) thereof (other than the Company, a subsidiary of the Company, a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a subsidiary, or an underwriter temporarily holding securities pursuant to an offer of such securities) becomes the "beneficial owner" as defined in Rule 13d-3 thereunder, directly or indirectly, of more than 25% of the combined voting power of the outstanding voting securities of the Company; or (iii) the approval by the stockholders of the Company or of a plan of complete liquidation of the Company.

     5. Notices. Except as otherwise provided in this Agreement, any notice required or permitted under this Agreement shall be deemed properly given if in writing and if mailed by registered or certified mail, postage prepaid with return receipt requested, to the Executive's residence, in the case of notices to the Executive, and to the principal office of the Company, Attention: Chief Executive Officer, in the case of notices to the Company.

     6. Waiver. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by the Executive and Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     7. Assignment. This Agreement shall not be assignable by either party, except by the Company to any successor in interest to the Company's business.

     8. Entire Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter of this Agreement and supersedes any prior agreement and any other prior or contemporaneous oral or written understanding or agreement between the parties relating to such subject matter. Any such prior agreement is terminated in its entirety, and shall no longer have any force or effect, as of the date first above written.

     9.   Successors Binding Agreement.

     (a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure by the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall constitute a breach of this Agreement and the provisions of Section 3 of this Agreement shall apply. As used in this Agreement, "Company" shall mean the Company as defined previously and any successor to its business and/or asset as aforesaid which assumes and agrees to perform this Agreement by operation of law or otherwise.

     (b) This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees, and legatees. If the Executive should die after a Notice of Termination is delivered by the Executive and any amount would be payable to the Executive under this Agreement if the Executive had continued to live, all such amounts shall be paid in accordance with the terms of this Agreement if paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee, or, if there is no such designee, to the Executive's estate.

     10. Validity. The invalidity or unenforceability of any provision of this shall not affect the validity or enforceability of any provision of this Agreement, which shall remain in full force and effect.

     11. Applicable Law. This Agreement shall be governed by and construed in the domestic laws (but not the law of conflicts of law) of the Commonwealth of Pennsylvania.

     12. Headings. The headings of the sections of this Agreement are for convenience only and shall not control or affect the meaning or construction or limit the scope or intent of any provisions of this Agreement.

     IN   WITNESS  WHEREOF,  the parties have executed this  Agreement as of the date first above written.


                                        PROGRESS FINANCIAL CORPORATION

                                            By:       /s/ W. Kirk Wycoff
                                                  ------------------------------

               (SEAL)                       Title:    President
                                                  ------------------------------

                                            Attest:  /s/ Michael B. High
                                                  ------------------------------


         Witness:

         /s/ Carol Stypinski                        /s/ Eric J. Morgan
        -------------------------                 ------------------------------
                                                    Eric J. Morgan

                                  Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, W. Kirk Wycoff, President and Chief Executive Officer of Progress Financial Corporation, certify that:


1. I have reviewed this report on Form 10-Q of Progress Financial Corporation (the "Registrant");


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 12, 2003

                             /s/ W. Kirk Wycoff
                             ----------------------------------------
                             Name:    W. Kirk Wycoff
                             Title:   President and Chief Executive Officer

                                  Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Michael B. High, Chief Operating Officer and Chief Financial Officer of Progress Financial Corporation, certify that:


1. I have reviewed this report on Form 10-Q of Progress Financial Corporation (the "Registrant");


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2003

                                  /s/ Michael B. High
                                  --------------------------
                                  Name:    Michael B. High
                                  Title:   Chief Operating Officer and
                                           Chief Financial Officer

                                  Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


     The undersigned executive officer of Progress Financial Corporation (the "Registrant") hereby certifies to the best of his knowledge that the Registrant's Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                              /s/ W. Kirk Wycoff
                              ------------------------------------------------
                              Name:     W. Kirk Wycoff
                              Title:     President and Chief Executive Officer

Date:  August 12, 2003



     A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


     The undersigned executive officer of Progress Financial Corporation (the "Registrant") hereby certifies that to the best of his knowledge the Registrant's Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



                                            /s/ Michael B. High
                                           -------------------------------------
                                           Name:  Michael B. High
                                           Title: Chief Operating Officer and
                                           Chief Financial Officer

Date:  August 12, 2003



     A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.