Form 10-Q
period 2003-09-30
PROGRESS FINANCIAL CORP
filed 2003-11-13
CIK 790183

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2003.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----- to ------.

Commission File Number:  0-14815
                         -------

                         Progress Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    23-2413363
-------------------------------       ------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)


 4 Sentry Parkway, Suite 200
   Blue Bell, Pennsylvania                                19422
-------------------------------         ----------------------------------------
(Address of principal executive                         (Zip Code)
     offices)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes No ---- X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock ($1.00 par value)                      7,156,734
--------------------------------------------     -------------------------------
           Title of Each Class                   Number of Shares Outstanding as
                                                 of October 31, 2003

                         Progress Financial Corporation
                                Table of Contents


                     PART I -- Interim Financial Information

                                                                                                          Page



Item 1.       Interim Financial Statements (Unaudited)

              Consolidated Interim Balance Sheets as of September 30, 2003 and December 31, 2002.............3

              Consolidated Interim Statements of Income for the three and nine months ended
              September 30, 2003 and 2002....................................................................4

              Consolidated Interim Statements of Changes in Shareholders' Equity and
              Comprehensive Income for the nine months ended September 30, 2003 and 2002.....................5

              Consolidated Interim Statements of Cash Flows for the nine months ended
              September 30, 2003 and 2002....................................................................6

              Notes to Consolidated Interim Financial Statements.............................................7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................20

Item 4.       Controls and Procedures.......................................................................20


                          PART II -- Other Information

Item 1.       Legal Proceedings.............................................................................20

Item 2.       Changes in Securities.........................................................................20

Item 3.       Defaults upon Senior Securities...............................................................20

Item 4.       Submission of Matters to a Vote of Security Holders...........................................20

Item 5.       Other Information.............................................................................20

Item 6.       Exhibits and Reports on Form 8-K..............................................................21

              Signatures....................................................................................22


                     PART I -- INTERIM FINANCIAL INFORMATION


Item 1.       Interim Financial Statements (Unaudited)


Consolidated Interim Balance Sheets
(Dollars in thousands)                                                                September 30,       December 31,
                                                                                          2003               2002
                                                                                     --------------    ----------------

Assets
Cash and due from other financial institutions:
   Non-interest-earning                                                                $   22,856      $     20,650
   Interest-earning                                                                        17,506            17,570
Investments and mortgage-backed securities [Note 5]:
   Available for sale at fair value (amortized cost: $328,661 and $353,688)               328,388           359,290
   Held to maturity at amortized cost (fair value: $218,316 and $121,968)                 216,989           120,006
Loans and leases, net [Note 6] (net of reserves [Note 7]: $7,283 and $6,463)              554,924           459,350
Premises and equipment, net [Note 10]                                                      22,093            26,726
Other assets [Note 11]                                                                     15,794            14,252
                                                                                     --------------    ----------------
              Total assets                                                             $1,178,550        $1,017,844
                                                                                     ==============    ================

Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
     Non-interest-bearing                                                               $ 110,137        $  100,075
     Interest-bearing                                                                     636,421           591,463
   Short-term borrowings:
     Securities sold under agreements to repurchase                                       116,796            81,125
     Federal Home Loan Bank advances                                                       50,000            15,000
     Other borrowings                                                                         318               757
   Other liabilities                                                                       10,014            12,132
   Long-term debt:
     Federal Home Loan Bank advances                                                      160,500           120,500
     Other debt                                                                             1,165             1,227
   Capital securities [Note 12]                                                            28,861            28,836
                                                                                     --------------    ----------------
         Total liabilities                                                              1,114,212           951,115
                                                                                     --------------    ----------------
Commitments and contingencies [Note 13]
Shareholders' Equity [Note 4]:
   Serial preferred stock--$.01 par value; 1,000,000 shares authorized but unissued             --                --
   Common  stock -- $1 par  value;  12,000,000  shares  authorized:  7,229,000  and
         7,058,000 shares issued and outstanding; including treasury shares of
         138,000 and 114,000 and unallocated Employee Stock Ownership Plan
         shares of 170,000 and 169,000, respectively                                        7,229             7,058
   Other common shareholders' equity, net                                                  57,310            56,006
   Net accumulated other comprehensive income (loss)                                         (201)            3,665
                                                                                     --------------    ----------------
         Total shareholders' equity                                                        64,338            66,729
                                                                                     --------------    ----------------
              Total liabilities and shareholders' equity                               $1,178,550        $1,017,844
                                                                                     ==============    ================


See Notes of Consolidated Interim Financial Statements.


Consolidated Interim Statements of Income
(Dollars in thousands, except per share data)
                                                                For the Three Months Ended         For the Nine Months
                                                                       September 30,               Ended September 30,
                                                               ----------------------------    --------------------------
                                                                   2003            2002            2003           2002
                                                               ------------    ------------    -----------    -----------
Interest income:
     Loans and leases, including fees                              $8,802         $8,250          $25,311       $25,725
     Mortgage-backed securities                                     4,210          4,490           13,864        12,145
     Investment securities                                            979            674            2,453         1,908
     Other                                                             17             59               60           181
                                                               ------------    ------------    -----------    -----------
         Total interest income                                     14,008         13,473           41,688        39,959
                                                               ------------    ------------    -----------    -----------
Interest expense:
     Deposits                                                       3,137          4,011           10,222        11,872
     Short-term borrowings                                            494            322            1,727           733
     Long-term and subordinate debt                                 1,658          1,772            4,809         5,580
     Capital securities                                               584            548            1,760         1,693
                                                               ------------    ------------    -----------    -----------
         Total interest expense                                     5,873          6,653           18,518        19,878
                                                               ------------    ------------    -----------    -----------
Net interest income                                                 8,135          6,820           23,170        20,081
Provision for loan and lease losses                                   560            500            1,760         2,939
                                                               ------------    ------------    -----------    -----------
Net interest income after provision for loan and lease losses       7,575          6,320           21,410        17,142
                                                               ------------    ------------    -----------    -----------
Non-interest income:
     Service charges on deposits                                      950            916            2,623         2,748
     Lease financing fees                                              23             50               89           176
     Mutual fund, annuity and insurance commissions                   502            478            1,757         2,096
     Loan brokerage and advisory fees                                 565             78            1,517           653
     Private equity fund management fees                               66             65              196           182
     Gain on sale of securities                                        55             84            1,101           436
     Gain on sale of loan and lease receivables                       207            148              544           495
     Gain on sale of real estate                                    1,201          1,570            1,201         1,570
     Gain (loss) on extinguishment of debt                           (559)            25             (559)           25
     Client warrant income                                             --            466              197         1,927
     Fees and other                                                   321            471            1,104         1,803
                                                               ------------    ------------    -----------    -----------
         Total non-interest income                                  3,331          4,351            9,770        12,111
                                                               ------------    ------------    -----------    -----------
Non-interest expense:
     Salaries and employee benefits                                 3,847          3,906           11,774        12,211
     Occupancy                                                        691            720            1,972         1,967
     Data processing                                                  225            215              695           702
     Furniture, fixtures and equipment                                459            511            1,427         1,566
     Professional services                                            513            597            1,838         1,816
     Goodwill and other intangible  assets  impairment losses
       and amortization                                               315            602              443           819
     Other                                                          1,301          1,739            4,303         5,332
                                                               ------------    ------------    -----------    -----------
         Total non-interest expense                                 7,351          8,290           22,452        24,413
                                                               ------------    ------------    -----------    -----------
Income before income taxes                                          3,555          2,381            8,728         4,840
Income tax expense                                                  1,153          1,066            2,502         1,868
                                                               ------------    ------------    -----------    -----------
              Net income                                          $ 2,402        $ 1,315          $ 6,226       $ 2,972
                                                               ============    ============    ===========    ===========

Basic earnings per common share                                   $   .35        $   .19          $   .90       $   .43

Diluted earnings per common share                                 $   .33        $   .18          $   .86       $   .42

Dividends per common share                                        $   .08        $   .05          $   .20       $   .05

Basic average common shares outstanding                         6,877,012      7,156,448        6,939,955     6,938,077
Diluted average common shares outstanding                       7,260,264      7,315,752        7,253,205     7,099,438


See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Changes in Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

                                                                                             Net
                                                            Unearned                     Accumulated
                                                Unearned  Compensation                      Other                          Total
                              Common   Treasury   ESOP     Restricted  Capital  Retained Comprehensive  Comprehensive  Shareholders'
                               Stock    Stock    Shares      Stock     Surplus  Earnings Income (Loss)  Income (Loss)     Equity
                             ------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2003:
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002  $7,058  $(1,050)  $(1,341)    $ (75)     $51,536  $ 6,936     $ 3,665                        $66,729
Issuance of stock under
   employee benefits plans
   (171,039 common shares;
   7,375 ESOP shares)            171       --       57         23        1,240       --          --                          1,491
Retirement    of   restricted
   stock  awards  (46  common
   shares)                                                      1           (1)                                                 --
Net income                        --       --       --         --           --    6,226          --         $6,226           6,226
Other comprehensive loss, net
   of tax(A)                      --       --       --         --           --       --      (3,866)        (3,866)         (3,866)
                                                                                                         ------------
Net comprehensive income                                                                                    $2,360
                                                                                                         ============
Cash dividends declared           --       --       --         --           --   (1,360)         --                         (1,360)
Stock dividend declared
   (337,236 treasury shares;
   8,427 ESOP shares)             --    3,942       --         --          782   (4,724)         --                             --
Purchase of treasury stock
   (361,178 shares)               --   (4,882)      --         --           --       --          --                         (4,882)
-----------------------------------------------------------------------------------------------------                    -----------
Balance at September 30, 2003 $7,229  $(1,990) $(1,284)     $ (51)     $53,557  $ 7,078     $  (201)                       $64,338
=====================================================================================================                    ===========

For the nine months ended September 30, 2002:
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001  $5,818  $  (628) $(1,448)     $(107)     $44,029   $3,620     $  (685)                       $50,599
Issuance of stock under
   employee benefits plans
   (86,829 common shares;
   6,681 ESOP shares)             87       --       53         30          385       --          --                            555
Retirement of restricted stock
   awards (1,694 common shares)   (2)      --       --         20          (18)      --          --                             --
Net income                        --       --       --         --           --    2,972          --          $2,972          2,972
Other comprehensive
   income, net of tax(A)          --       --       --         --           --       --       4,319           4,319          4,319
                                                                                                         ------------
Net comprehensive income                                                                                     $7,291
                                                                                                         ============
Sale of treasury stock (19,813
   treasury shares)               --      144       --          --          39       --          --                            183
Issuance of stock under
   private placement
   (1,153,330 common shares)   1,153       --       --          --       7,071       --          --                          8,224
Cash dividend declared                                                             (340)                                      (340)
-----------------------------------------------------------------------------------------------------                    -----------
Balance at September 30, 2002 $7,056    $(484)  $(1,395)    $  (57)    $51,506   $6,252      $3,634                        $66,512
=====================================================================================================                    ===========

(A) For the nine months ended September 30,                                       2003     2002
---------------------------------------------------------------------------------------------------
    Calculation of other comprehensive income (loss), net of tax:
    Unrealized holding gains (losses) arising during the period,net of tax      $(3,140)  $4,607
    Less:  Reclassification for gains included in net income, net of tax            726      288
                                                                                --------  -------
    Other comprehensive income (loss), net of tax                               $(3,866)  $4,319
                                                                                ========  =======


See Notes to Consolidated Interim Financial Statements.


Consolidated Interim Statements of Cash Flows
(Dollars in thousands)

For the nine months ended September 30,                                                  2003            2002
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                             $ 6,226        $  2,972
Add (deduct) items not affecting cash flows from operating activities:
     Depreciation and amortization losses                                                1,837           2,760
     Provision for loan and lease losses                                                 1,760           2,939
     Client warrant income                                                                (197)         (1,927)
     Gain on sale of securities available for sale                                      (1,101)           (436)
     Gain on sale of loan and lease receivables                                           (544)           (495)
     Gain on sale of real estate                                                        (1,201)         (1,570)
     (Gain) loss on extinguishment of debt                                                 559             (25)
     Accretion of deferred loan and lease fees and expenses                             (1,320)           (948)
     Amortization of premiums/accretion of discounts on securities                       3,259           1,268
     Other, net                                                                            413              68
Increase in other assets                                                                (3,045)        (12,888)
Increase (decrease) in other liabilities                                                (2,458)          5,133
                                                                                    ------------     --------------
         Net cash flows provided by (used in) operating activities                       4,188          (3,149)
                                                                                    ------------     --------------
Cash flows from investing activities:
Capital expenditures                                                                    (2,885)         (4,117)
Purchases of investments and mortgage-backed securities available for sale            (269,892)       (197,168)
Purchases of investments and mortgage-backed securities held to maturity              (129,597)        (68,605)
Repayments on mortgage-backed securities available for sale                            134,527          58,699
Repayments on mortgage-backed securities held to maturity                               28,562           2,035
Proceeds from sales, maturities and calls of investment and mortgage-backed
     securities available for sale                                                     160,163          53,654
Proceeds from redemptions and calls of investment securities held to maturity            3,411          15,499
Proceeds from the sale of loans and leases                                               8,027          14,650
Net proceeds from sale of Progress Holdings, Inc.                                        1,906              --
Net cash paid in sale of TechBanc                                                          --          (21,399)
Net proceeds from the sale of real estate                                                9,942           8,259
Net distributions from unconsolidated entities                                             --              831
Net (increase) decrease in loans and lease receivables                                (105,517)         25,017
Other, net                                                                                 --             (555)
                                                                                    ------------     --------------
         Net cash flows used in investing activities                                  (161,353)       (113,200)
                                                                                    ------------     --------------
Cash flows from financing activities:
Net increase in demand, NOW and savings deposits                                        67,591          33,367
Net increase (decrease) in time deposits                                               (12,685)         46,355
Net increase in short-term borrowings                                                   70,170          17,494
Proceeds from issuance of long-term debt                                                50,000           3,500
Early extinguishment of long-term debt                                                 (10,559)             --
Extinguishment of capital securities                                                       --           (1,454)
Dividends paid                                                                          (1,360)           (340)
Purchases of treasury shares                                                            (4,882)             --
Proceeds from sale of treasury shares                                                       --             183
Net proceeds from issuance of stock under employee benefit plans                         1,032             441
Net proceeds from issuance of stock in private placement                                   --            8,224
Other, net                                                                                 --               (7)
                                                                                    ------------     --------------
     Net cash flows provided by financing activities                                   159,307         107,763
                                                                                    ------------     --------------
Net increase (decrease) in cash and cash equivalents                                     2,142          (8,586)
Cash and cash equivalents:
     Beginning of year                                                                  38,220          32,526
                                                                                    ------------     --------------
     End of period                                                                     $40,362         $23,940
                                                                                    ============     ==============

(Dollars in thousands)


For the nine months ended September 30,                                                2003            2002
-----------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
     Net conversion of loans to real estate owned                                    $   --          $ 3,326
                                                                                     ======         ========

Cash payments for:
     Income taxes                                                                    $ 4,738         $    83
                                                                                     =======         =======
     Interest                                                                        $19,458         $20,089
                                                                                     =======         =======

See Notes to Consolidated Interim Financial Statements.


Notes to Consolidated Interim Financial Statements


(1)  Basis of Presentation

     In the opinion of management, the financial information reflects all normal and recurring adjustments necessary for a fair presentation of the financial information as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. The interim financial statements should be read in conjunction with Progress Financial Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2003. Earnings per share have been adjusted to reflect all stock dividends and prior period amounts have been reclassified when necessary to conform with current period classification. The Company's subsidiaries are Progress Bank (the "Bank"), Progress
     Capital, Inc. ("PCI"), Progress Financial Resources, Inc. ("PFR"), KMR Management, Inc. ("KMR") and Progress Capital Management, Inc. ("PCM"). All significant intercompany transactions have been eliminated.


(2)  Pending Acquisition

     The Company and FleetBoston Financial Corporation ("FleetBoston") entered into an Agreement and Plan of Merger, dated as of August 27, 2003 (the "Merger Agreement"), which sets forth the terms and conditions pursuant to which the Company will be merged with and into FleetBoston (the "Merger"). The Merger Agreement provides, among other things, that as a result of the Merger each outstanding share of the Company's common stock (subject to certain exceptions) will be converted into the right to receive 0.9333 (the "Exchange Ratio") of a share of FleetBoston common stock, plus cash in lieu of any fractional share interest. The Exchange Ratio is fixed at 0.9333 provided the average closing price of FleetBoston common stock is not more than 10% above or below the starting price of $30.00. The average closing price means the average of the daily last sales prices for FleetBoston common stock as reported on the New York Stock Exchange for the 10 consecutive full trading days ending at the close of trading on the determination date, which is the date on which the last required regulatory approval is received. If the average closing price is more than 10% above or more than 10% below the $30.00 starting price, then the Exchange Ratio will be adjusted to provide the Company's stockholders with a maximum per share value of $30.80 and a minimum per share value of $25.20, respectively.

     Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, (i) the approval of the Merger Agreement by the shareholders of the Company and (ii) the receipt of requisite regulatory approvals of the Merger and the proposed merger of the Company's banking subsidiary, Progress Bank, with and into FleetBoston's banking subsidiary, Fleet National Bank. The Merger is expected to close during the first quarter of 2004.

(3)  Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003. In October 2003, FIN 46-6 was issued deferring the effective date for variable interest entities that existed prior to February 1, 2003 to the first interim or annual period ending after December 15, 2003. The adoption of the provisions of FIN 46 is not expected to have a material impact on the Company's financial condition or results of operations, earnings per share or cash flows.

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

     Under the Company's 2002 stock repurchase program to repurchase up to 200,000 shares, or five percent, of its outstanding common stock, 50,000 shares were repurchased during 2002 and 150,000 shares were repurchased during 2003. On February 26, 2003, the Company announced a new stock repurchase program to repurchase up to 335,000 shares, or five percent, of it outstanding common stock; 211,178 shares were repurchased as of August 27, 2003. Under the Merger Agreement, the Company may not repurchase additional common shares.

     Earnings per Share


     The following table presents a summary of per share data and amounts for the included periods.

     -------------------------------------------        ---------------------------------   ------------------------------------
     For the three months ended September 30,                         2003                                   2002
     -------------------------------------------        ---------------------------------   ------------------------------------
     (Dollars in thousands, except per share                                    Per                                    Per
      data)                                                                    Share                                  Share
                                                        Income      Shares     Amount          Income     Shares      Amount
                                                       --------    --------  ---------        --------   --------    --------
         Basic earnings per share:
            Income available to common shareholders     $2,402     6,877,012    $.35           $1,315    7,156,448     $.19
                                                                                ====                                   ====
         Effect of dilutive securities:
            Options                                         --       383,252                       --      159,304
                                                        ------     ---------                   ------    ---------
         Diluted earnings per share:
            Income available to common
               shareholders and assumed conversions     $2,402     7,260,264    $.33           $1,315    7,315,752     $.18
                                                        ======     =========    ====           ======    =========     ====

         -------------------------------------------    ----------------------------------    -----------------------------------
         For the nine months ended September 30,                      2003                                   2002
         -------------------------------------------    ----------------------------------    -----------------------------------
         (Dollars in thousands, except per share                                Per                                    Per
          data)                                                                Share                                  Share
                                                        Income      Shares     Amount          Income     Shares      Amount
                                                       --------    --------  ---------        --------   --------    --------
         Basic earnings per share:
            Income available to common shareholders     $6,226     6,939,955    $.90           $2,972    6,938,077     $.43
                                                                                ====                                   ====
         Effect of dilutive securities:
            Options                                         --       313,250                       --      161,361
                                                        ------     ---------                   ------    ---------
         Diluted earnings per share:
            Income available to common
               shareholders and assumed conversions     $6,226     7,253,205    $.86           $2,972    7,099,438     $.42
                                                        ======     =========    ====           ======    =========     ====


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

         For the three months ended September 30,                                      2003                  2002
         -------------------------------------------------------------------     -----------------    --------------------
         (Dollars in thousands, except per share data)
         Net income, as reported                                                      $2,402                $1,315
         Deduct:   Total stock-based employee compensation expense
                   (income) determined under fair value based method for
                   all grants, net of related tax effects                                (26)                   57
                                                                                 -----------------    --------------------
         Pro forma net income                                                         $2,428                $1,258
                                                                                 =================    ====================

         Earnings per share:
                   Basic--as reported                                                $  .35                 $  .19
                   Basic--pro forma                                                     .35                    .18
                   Diluted--as reported                                                 .33                    .18
                   Diluted--pro forma                                                   .33                    .18



         For the nine months ended September 30,                                       2003                  2002
         -------------------------------------------------------------------     -----------------    --------------------
         (Dollars in thousands, except per share data)
         Net income, as reported                                                     $6,226                 $2,972
         Deduct:   Total stock-based employee compensation expense
                   determined under fair value based method for all
                   grants, net of related tax effects                                   105                    154
                                                                                 -----------------    --------------------
         Pro forma net income                                                        $6,121                 $2,818
                                                                                 =================    ====================

         Earnings per share:
                   Basic--as reported                                                $  .90                 $  .43
                   Basic--pro forma                                                     .88                    .41
                   Diluted--as reported                                                 .86                    .42
                   Diluted--pro forma                                                   .84                    .40


     Incentive  Stock  Options  ("ISO's")  ordinarily  do  not  result  in a tax deduction; therefore the FAS 123 compensation expense is treated as an unfavorable permanent difference (no tax benefit is recorded on the income statement). However, if an event subsequently occurs that would give rise to a tax deduction, such as a disqualified disposition, the tax benefit is recorded on the income statement in the year it occurs (giving rise to a favorable permanent difference), as long as the recognizable taxable compensation is not greater than the FAS 123 cumulative compensation expense recognized for ISO's. Any tax benefit recognizable on the excess taxable compensation would be recorded against Surplus. During the third quarter of 2003, taxable compensation resulting from disqualified dispositions did not exceed the cumulative compensation expense on ISO's resulting in tax benefits recognized of $92,000, which more than offset the accrued compensation expense for the quarter.

     Capital Resources
     -----------------

     At September 30, 2003, the Bank's tangible equity ratio was 7.31%, Tier 1 leverage ratio was 7.33%, Tier 1 risk-based capital ratio was 12.95%, and total risk-based capital ratio was 13.99%. At September 30, 2003, the Bank was considered "well capitalized" under the prompt and corrective action regulations of the Office of Thrift Supervision adopted pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.


(5)  Investment and Mortgage-backed Securities
     -----------------------------------------

     The following table sets forth the amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment and mortgage-backed securities at the dates indicated:

                                                                       Gross       Gross
                                                       Amortized    Unrealized   Unrealized       Estimated      Carrying
         At September 30, 2003                           Cost          Gains       Losses        Fair Value        Value
         --------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)

         Available for Sale:
             Equity investments                       $  6,068       $   83       $  502          $  5,649      $  5,649
             U.S. Government agencies                    2,001            7           --             2,008         2,008
             Corporate bonds and other                  11,248          218          351            11,115        11,115
             Mortgage-backed securities                309,344        2,547        2,275           309,616       309,616
         ----------------------------------------- -------------- ------------ --------------- -------------- --------------
                 Total available for sale             $328,661       $2,855       $3,128          $328,388      $328,388
         ========================================= ============== ============ =============== ============== ==============

         Held to Maturity:
             Federal Home Loan Bank Stock             $ 12,485     $     --      $    --         $  12,485     $  12,485
             Municipal bonds                            73,164        1,441        1,007            73,598        73,164
             Mortgage-backed securities                131,340        1,631          738           132,233       131,340
         ----------------------------------------- -------------- ------------ --------------- -------------- --------------
                 Total held to maturity               $216,989       $3,072       $1,745          $218,316      $216,989
         ========================================= ============== ============ =============== ============== ==============


                                                                     Gross        Gross
                                                      Amortized    Unrealized   Unrealized       Estimated      Carrying
         At December 31, 2002                           Cost         Gains        Losses        Fair Value        Value
         --------------------------------------------------------------------------------------------------------------------
         (Dollars in thousands)

         Available for Sale:
             Equity investments                       $  1,696       $   --         $ 11          $  1,685      $  1,685
             U.S. Government agencies                   10,653           13           --            10,666        10,666
             Corporate bonds and other                   8,200          198          556             7,842         7,842
             Mortgage-backed securities                333,139        6,014           56           339,097       339,097
         ----------------------------------------- -------------- ------------ --------------- -------------- --------------
                 Total available for sale             $353,688       $6,225         $623          $359,290      $359,290
         ========================================= ============== ============ =============== ============== ==============

         Held to Maturity:
             Federal Home Loan Bank Stock           $    8,401      $    --         $ --        $    8,401    $    8,401
             U.S. Government agencies                    3,330           52           --             3,382         3,330
             Municipal bonds                            34,805          736          190            35,351        34,805
             Mortgage-backed securities                 73,470        1,377           13            74,834        73,470
         ----------------------------------------- -------------- ------------ --------------- -------------- --------------
         ----------------------------------------- -------------- ------------ --------------- -------------- --------------
                 Total held to maturity               $120,006       $2,165         $203          $121,968      $120,006
         ========================================= ============== ============ =============== ============== ==============

     At September 30, 2003, certain equity investments are accounted for under the "equity method." Losses of $194,000 were recognized on these equity investments during the nine months ended September 30, 2003. There were no gains or losses recognized on these equity investments during the nine months ended September 30, 2002. Other equity investments were written down for impairments of $150,000 and $244,000 during the nine months ended September 30, 2003 and 2002, respectively.


(6)  Loans and Lease Receivables, Net

     The following table depicts the composition of the Company's loan and lease portfolio at the dates indicated:

                                                               At September 30, 2003                At December 31, 2002
                                                          --------------------------------     -------------------------------
         (Dollars in thousands)                               Amount           Percent              Amount         Percent
                                                             --------         ---------           ---------     ---------
         Commercial business                                 $ 83,028           14.77%            $ 83,994         18.03%
         Commercial real estate                               233,193           41.48              199,672         42.87
         Construction, net of loans in process                115,117           20.48               87,728         18.83
         Single family residential real estate                 30,629            5.45               26,870          5.77
         Consumer loans                                        93,011           16.54               50,105         10.76
         Lease financing                                        7,887            1.40               19,673          4.22
         Unearned income                                         (658)           (.12)              (2,229)         (.48)
                                                             --------           -----             --------        ------
               Total loans and leases                         562,207          100.00%             465,813        100.00%
                                                                               ======                             ======
               Allowance for loan and lease losses             (7,283)                              (6,463)
                                                             --------                             --------
                   Net loans and leases                      $554,924                             $459,350
                                                             ========                             ========


(7)  Allowance for Loan and Lease Losses

     The following table details changes in the Company's allowance for loan and lease losses for the periods indicated:

                                                                  For the Three Months        For the Nine Months Ended
                                                                   Ended September 30,              September 30,
                                                                ------------------------      -------------------------
         (Dollars in thousands)                                    2003           2002           2003            2002
                                                                  ------         ------         ------          ------
         Balance at beginning of period                           $7,245         $8,024        $6,463          $9,917
         Charge-offs:
               Commercial business:
                   TechBanc                                           --          1,122           373           3,815
                   All other commercial business                     397             61           456             234
                                                                  ------         ------        ------          ------
                        Total commercial business                    397          1,183           829           4,049
               Commercial real estate                                 --             61            --             757
               Consumer loans                                         34             12            58              12
               Lease financing                                       169            571           453           1,547
                                                                  ------         ------        ------          ------
                            Total charge-offs                        600          1,827         1,340           6,365
                                                                  ------         ------        ------          ------
         Recoveries:
               Commercial business:
                   TechBanc                                            8             272          141             360
                   All other commercial business                      11              10           18              10
                                                                  ------          ------       ------          ------
                        Total commercial business                     19             282          159             370
               Consumer loans                                          1               1            2               3
               Lease financing                                        58             120          239             236
                                                                  ------          ------       ------          ------
                            Total recoveries                          78             403          400             609
                                                                  ------          ------       ------          ------
         Net charge-offs                                             522           1,424          940           5,756
         Additions charged to operations                             560             500        1,760           2,939
                                                                  ------          ------       ------          ------
         Balance at end of period                                 $7,283          $7,100       $7,283          $7,100
                                                                  ======          ======       ======          ======

         Specific Valuation Allowance on Impaired Loans           $  359          $  314       $  359          $  314
                                                                  ======          ======       ======          ======


(8)  Sale of Progress Holdings, Inc.

     On July 1, 2003, the Company completed the sale of the Bank's subsidiary Progress Holdings, Inc. ("PHI") to an independent third party leasing company. The stock of PHI was sold for $25,000. PHI owns 100% of Progress Leasing Company ("PLC") which was included in the sale. At the sale date, PLC had total assets of $1.9 million, which consisted solely of lease financing receivables held for sale, and total borrowings of $1.9 million. The Bank entered into a servicing agreement with this same independent third party leasing company to service the remaining lease finance receivables held by the Company's Equipment Leasing segment.


(9)  TechBanc Sale

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

(10) Premises and Equipment

     In September 2003, the Company completed the sale of its corporate headquarters building in Blue Bell, Pennsylvania. The Company will continue to occupy the second floor under a long-term lease. The transaction was accounted for as a sale-leaseback transaction. The sale price was $10.2 million which resulted in a pre-tax gain of approximately $1.2 million recognized in the third quarter of 2003 and a deferred gain of approximately $2.7 million which will offset future rental expense over the next seven years.


(11) Goodwill, Servicing Assets and Other Intangible Assets

     During the third quarter of 2003, the Company decided to exit the consulting business operated by KMR and wrote off the remaining goodwill associated with KMR. This resulted in a non-tax-deductible write-off of $277,000 in the Other business segments. Changes in the carrying amounts of goodwill related to each business segment for the nine months ended September 30, 2003 are presented below:


         (Dollars in thousands)                                   Equipment         Other          Total
                                                     Banking        Leasing        Segments       Goodwill
                                                   ------------- --------------- -------------- --------------
         Balance at December 31, 2002                  $468           $112            $277           $857
         Write-off of goodwill associated
           with    exit from business                    --             --            (277)          (277)
                                                   ------------- --------------- -------------- --------------
         Balance at September 30, 2003                 $468           $112            $ --           $580
                                                   ============= =============== ============== ==============

     The gross carrying amount, accumulated amortization and net carrying amount for each of the Company's identified intangible assets and servicing rights subject to amortization is presented below:

                                                  At September 30, 2003                     At December 31, 2002
                                          ------------ ------------ ------------    ------------ ------------ -----------
         (Dollars in thousands)              Gross                      Net             Gross                     Net
                                           Carrying    Accumulated    Carrying        Carrying    Accumulated   Carrying
                                            Amount     Amortization    Amount          Amount     Amortization   Amount
                                          ------------ ------------ ------------ -- ------------ ------------ -----------
         Customer-related intangible        $  655        $(513)        $142          $  655        $(347)        $308
         Servicing rights                      530         (207)         323             427         (147)         280
                                          ------------ ------------ ------------    ------------ ------------ -----------
               Total                        $1,185        $(720)        $465          $1,082        $(494)        $588
                                          ============ ============ ============    ============ ============ ===========


(12) Capital Securities

     In December 2002, the Company issued $5.0 million of variable rate capital securities due January 7, 2033 (the "Capital Securities IV") in a private offering managed by Credit Suisse First Boston. At September 30, 2003 the interest rate was 4.46% (three month LIBOR plus 3.35%, capped at 12.5% until January 7, 2008, the date on which the Company can call the capital securities). The Capital Securities IV were issued by the Company's subsidiary, Progress Capital Trust IV (the "Trust IV"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust IV. The Trust IV issued $5.0 million of Capital Securities IV (and together with the preferred and common securities of the Trust, the "Trust Securities IV"), the proceeds from which were used by the Trust IV, along with the Company's $155,000 capital contribution for the common securities, to acquire $5.2 million aggregate principal amount of the Company's Junior Subordinated Debentures due January 7, 2033, which constitute the sole assets of the Trust IV. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Capital Securities IV.

     In November 2002, the Company issued $10.0 million of variable rate capital securities due November 8, 2032 (the "Capital Securities III") in a private offering managed by Trapeza CDO I, LLC. At September 30, 2003 the interest rate was 4.48% (three month LIBOR plus 3.35%, capped at 12% until November 15, 2007, the date on which the Company can call the capital securities). The Capital Securities III were issued by the Company's subsidiary, Progress Capital Trust III (the "Trust III"), a statutory business trust created under the laws of Delaware. The

     Company is the owner of all of the common securities of the Trust III. The Trust III issued $10.0 million of variable rate Capital Securities III (and together with the common securities, the "Trust III Securities"), the proceeds from which were used by the Trust III along with the Company's $310,000 capital contribution for the common securities, to acquire $10.3 million aggregate principal amount of the Company's variable rate Junior Subordinated Notes due November 8, 2032, which constitute the sole assets of the Trust III. The Company has fully, irrevocably and unconditionally guaranteed all of the Trust III's obligations under the Capital Securities III.

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


(13) Commitments and Contingencies

     At September 30, 2003, the Company had $213.4 million in loan commitments to extend credit, including unused lines of credit, and $8.5 million in letters of credit outstanding.

(14) Segments

     The following table sets forth selected financial information by business segment for the periods indicated:



         (Dollars in thousands)                               Private        Insurance/
                                                Equipment    Equity Fund       Wealth        Other
                                   Banking       Leasing      Management     Management     Segments   Corporate       Total
                                 -----------   ----------- -------------- -------------- ------------ -----------   ------------
         Total Assets at:
          September 30, 2003     $1,167,319    $  7,033         $48           $395          $109       $ 3,646      $1,178,550
          December 31, 2002         986,455      18,262          44            521           595        11,967       1,017,844

         Revenues for the three months ended:
          September 30, 2003         11,065         202          66            502            58          (427)          11,466
          September 30, 2002         10,626         445          65            472           266          (703)          11,171

         Net income (loss) for the three months ended:
          September 30, 2003          2,974         103          24            (32)         (297)         (370)           2,402
          September 30, 2002          2,579        (156)         31            (22)         (535)         (582)           1,315



         (Dollars in thousands)                               Private        Insurance/
                                                Equipment   Equity Fund        Wealth        Other
                                   Banking       Leasing     Management      Management     Segments    Corporate      Total
                                 -----------   ----------- --------------  -------------- ------------ -----------   ------------

         Revenues for the nine months ended:

          September 30, 2003        $31,733      $  722        $196         $1,748         $225       $(1,684)         $32,940
          September 30, 2002         29,587       1,611         182          2,078          724        (1,990)          32,192

         Net income (loss) for the nine months ended:
          September 30, 2003          8,150        (235)         67             68         (385)       (1,439)           6,226
          September 30, 2002          5,550        (319)         33            (40)        (612)       (1,640)           2,972



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


                          CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Company recognizes the following as critical accounting policies:
Allowance for Loan and Lease Losses, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, and Unrealized Gains and Losses on Debt Securities Available for Sale. There have not been any material changes in the Company's critical accounting policies since December 31, 2002. Further descriptions of the Company's critical accounting policies can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Pro-forma data associated with Stock-Based Compensation for the current quarter can be found in Footnote 4 of the Notes to Consolidated Interim Financial Statements included as Item 1 of this Form 10-Q.


    RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS 2002

The Company recognized net income of $2.4 million, or diluted earnings per share of $.33, for the three months ended September 30, 2003 compared to $1.3 million, or $.18 per diluted share, for the third quarter of 2002. Return on average shareholders' equity was 15.70% and return on average assets was .83% for the three months ended September 30, 2003 compared to 8.05% and .57%, respectively, for the three months ended September 30, 2002.

Net Interest Income

Tax-equivalent net interest income for the three months ended September 30, 2003 increased $1.6 million, or 23%, compared to the third quarter of 2002. The tax-equivalent net interest margin for the third quarter of 2003 was 3.09% compared to 3.24% for the third quarter of 2002.

Average earning assets for the third quarter of 2003 were $1.10 billion, an increase of $243.1 million or 29%, compared to $852.3 million for the third quarter of 2002. The increase in earning assets for the third quarter of 2003 from the comparable period in 2002 was primarily due to higher levels of investments in mortgage-backed securities. The Company also experienced significant increases in tax-exempt municipal securities and consumer, commercial real estate and construction loans. Tax-equivalent interest income for the third quarter of 2003 increased $792,000, or 6%, over the same period in 2002 primarily due to tax-exempt municipal securities and consumer and commercial real estate loans. Interest expense for the third quarter of 2003 decreased $780,000, or 12%, over the same period in 2002 primarily due to lower interest rates on time deposits.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $560,000 for the third quarter of 2003, compared to $500,000 for the same period in 2002.

Non-interest Income

Non-interest income for the third quarter of 2003 was $3.3 million, a decrease of 23% compared to $4.4 million for the same period in 2002. This decrease was the result of a variety of factors. During the third quarter of 2003, a loss on extinguishment of debt of $559,000 was recognized compared to a gain of $25,000 for the comparable period in 2002. Gain on sale of real estate was $1.2 million for the third quarter of 2003 compared to $1.6 million during the same quarter in 2002. During the third quarter of 2002, client warrant income of $466,000 was recognized while none was reported in the third quarter of 2003. Fee income for the three months ended September 30, 2003 increased $271,000 from the comparable quarter in 2002 primarily due to an increase in loan brokerage and advisory fees partially offset by a decrease in consulting fees from the Company's subsidiary KMR Management, Inc. ("KMR").

Non-interest Expense

Total non-interest expense was $7.4 million for the quarter ended September 30, 2003, a decrease of 11% compared to $8.3 million for the same period in 2002. During the current quarter, the Company recognized non-recurring expenses amounting to $277,000 associated with the impairment of goodwill for KMR compared to $547,000 for the same period in 2002. During the quarter, the Company decided to exit the consulting business operated by KMR and wrote off all the goodwill associated with KMR. Other expenses decreased $438,000 primarily due to expenses related to real estate owned and write-downs of used asset inventory for Progress Leasing during the third quarter of 2002.


     RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS 2002

The Company recognized net income of $6.2 million, or diluted earnings per share of $.86, for the nine months ended September 30, 2003 compared to $3.0 million, or $.42 per diluted share, for the same period in 2002. Return on average shareholders' equity was 13.02% and return on average assets was .76% for the nine months ended September 30, 2003 compared to 6.49% and .45%, respectively, for the nine months ended September 30, 2002.

Net Interest Income

Tax-equivalent net interest income for the nine months ended September 30, 2003 increased $3.7 million, or 18%, compared to the same period in 2002. The tax-equivalent net interest margin for the nine months ended September 30, 2003 was 3.07% compared to 3.28% for the same period in 2002.

Average earning assets for the nine months ended September 30, 2003 were $1.05 billion, an increase of $215.0 million or 26%, compared to $834.8 million for the same period in 2002. The increase in earning assets for the nine months ended September 30, 2003 from the comparable period in 2002 was primarily due to higher levels of investments in mortgage-backed securities. The Company also experienced significant increases in tax-exempt municipal securities and consumer, commercial real estate and construction loans. Tax-equivalent interest income for the nine months ended September 30, 2003 increased $2.3 million, or 6%, over the same period in 2002 primarily due to mortgage-backed and tax-exempt municipal securities and commercial real estate loans. Interest expense for the nine months ended September 30, 2003 decreased $1.4 million, or 7%, over the same period in 2002 primarily due to lower interest rates on time deposits.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.8 million for the nine months ended September 30, 2003, compared to $2.9 million for the same period in 2002. The higher provision during 2002 was primarily due to charge-offs in the TechBanc portfolio (which was subsequently sold) and the reserve additions to address credit and economic concerns which have now been reduced as a result of the reduction in the Company's classified assets.

At September 30, 2003, the allowance for loan and leases losses amounted to $7.3 million or 1.30% of total loans and leases and 141.06% of total non-performing loans and leases. At December 31, 2002, the allowance for loan and leases losses amounted to $6.5 million or 1.39% of total loans and leases and 118.65% of total non-performing loans and leases.

Non-interest Income

Non-interest income for the nine months ended September 30, 2003 was $9.8 million, a decrease of 19% compared to $12.1 million for the same period in 2002. This decrease was the result of a variety of factors, including, among others, a decline in client warrant income. The nine months ended September 30, 2003 included client warrant income of $197,000 compared to $1.9 million during the same period in 2002. Fee income for the nine months ended September 30, 2003 decreased $323,000 primarily due to a decrease in mutual fund, annuity and insurance commissions from the Company's subsidiary Progress Financial Resources, Inc. ("PFR") and a reduction in consulting fees from the Company's subsidiary KMR, partially offset by an increase in loan brokerage and advisory fees. A loss on extinguishment of debt of $559,000 was recognized compared to a gain of $25,000 for the comparable period in 2002. Gain on sale of securities was $1.1 million for the nine months ended September 30, 2003, an increase of $665,000 compared to $436,000 for the same period in 2002.

Non-interest Expense

Total non-interest expense was $22.5 million for the nine months ended September 30, 2003, a decrease of 8% compared to $24.4 million for the same period in 2002. Salaries and employee benefits decreased by $437,000 for the nine months ended September 30, 2003 from the comparable period in 2002, mainly due to decreased commission volume for PFR. Other expenses decreased $1.0 million for the nine months ended September 30, 2003 primarily due to recoveries of real estate owned expenses during 2003 and expenses during 2002 related to real estate owned, loan workouts, an uncollectible receivable from a client of KMR and write-downs of used asset inventory for Progress Leasing.


                               FINANCIAL CONDITION

Total assets increased 16% to $1.18 billion at September 30, 2003 from $1.02 billion at December 31, 2002. Loans and leases outstanding increased $96.4 million, or 21% at September 30, 2003 compared to $465.8 million at December 31, 2002. This increase was primarily due to net growth in the consumer loans of $42.9 million, commercial real estate loan portfolio of $33.5 million and in the construction loan portfolio of $27.4 million. Investments and mortgage-backed securities increased $66.1 million primarily due to net increases in municipal bonds of $38.4 million and mortgage-backed securities of $28.4 million. Total deposits increased $55.0 million or 8%, to $746.6 million at September 30, 2003 from $691.5 million at December 31, 2002 primarily due to net increases in money market accounts of $57.0 million.

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

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, FHLB borrowings and securities sold under agreement to repurchase and sales of investment and mortgage-backed securities. During the nine months ended September 30, 2003, the Company reinvested its working capital primarily by funding loan growth and purchasing municipal securities; working capital provided by sales and repayments of mortgage-backed securities was reinvested by purchasing additional mortgage-backed securities to maintain its liquidity. For the nine months ended September 30, 2003, cash was used in investing activities primarily due to funding loan growth; cash was provided by financing activities primarily due to increases in money market deposits and short-term borrowings.

Non-performing and Underperforming Assets

The following table details the Company's non-performing and underperforming assets at the dates indicated:

(Dollars in Thousands)                                            September 30,         December 31,       September 30,
                                                                      2003                  2002               2002
                                                                ----------------      ----------------    ---------------
Loans and leases accounted for on a non-accrual basis                $5,163                $5,447            $ 7,542
Other real estate owned, net of related reserves                         --                    --                872
                                                                     ------                ------            -------
         Total non-performing assets                                  5,163                 5,447              8,414
Accruing loans 90 or more days past due                               2,682                   918              2,735
                                                                     ------                ------            -------
                  Total underperforming assets                       $7,845                $6,365            $11,149
                                                                     ======                ======            =======

Non-performing assets as a percentage of net loans and
     leases and real estate owned                                       .93%                 1.19%              1.86%
                                                                     ======                ======            =======
Non-performing assets as a percentage of total assets                   .44%                  .54%               .91%
                                                                     ======                ======            =======
Underperforming assets as a percentage of net loans and
     leases and real estate owned                                      1.41%                 1.39%              2.47%
                                                                     ======                ======            =======
Underperforming assets as a percentage of total assets                  .67%                  .63%              1.20%
                                                                     ======                ======            =======

Allowance for loan and lease losses                                  $7,283                $6,463             $7,100
                                                                     ======                ======            =======

Ratio of allowance for loan and lease losses to
     non-performing loans and leases at end of period                141.06%               118.65%             94.14%
                                                                     ======                ======            =======
Ratio of allowance for loan and lease losses to                       92.84%               101.54%             69.09%
     underperforming loans and leases at end of period               ======                ======            =======


Non-performing assets decreased to $5.2 million at September 30, 2003 from $5.4 million at December 31, 2002 as additions of loans and leases to non-accrual status were more than offset by payments and charge-offs on non-accrual loans and leases. Non-performing assets decreased from $8.4 million at September 30, 2002 primarily due to principal payments, charge-offs and a net decrease in real estate owned of $872,000. As of September 30, 2003 and December 31, 2002, the Company had no real estate owned. The $5.2 million in non-performing loans and leases at September 30, 2003 primarily consisted of: $4.2 million in commercial business loans (of which $2.3 million were asset-based loans and $185,000 were TechBanc loans); $398,000 of lease financings; $158,000 of commercial real estate loans; $372,000 of consumer loans; and $84,000 of single family residential mortgages.

Accruing loans 90 or more days past due increased to $2.7 million at September 30, 2003 from $918,000 at December 31, 2002 primarily due to increases in past-due commercial real estate loans. The $2.7 million of accruing loans 90 or more days past due at September 30, 2003 consisted primarily of: $192,000 of commercial business loans and $2.5 million of commercial real estate loans.

Delinquencies

The following table sets forth information concerning the principal balances and percent of the total loan and lease portfolio represented by delinquent loans and leases at the dates indicated:

(Dollars in thousands)
                                   September 30, 2003              December 31, 2002                September 30, 2002
                               ------------ -- -----------    ------------- -- -------------    ------------ -- -----------
                                  Amount        Percent          Amount           Percent          Amount         Percent
                               ------------   -----------    -------------    -------------    ------------    -----------
Delinquencies:
     30 to 59 days                $4,125         .73%            $3,205            .69%            $1,879          .41%
     60 to 89 days                   583         .10              1,511            .32              2,328          .51
     90 or more days               2,682         .48                918            .20              2,735          .59
                                  ------        ----             ------           ----             ------         ----
         Total                    $7,390        1.31%            $5,634           1.21%            $6,942         1.51%
                                  ======        ====             ======           ====             ======         ====

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Item 7A, filed with the Securities and Exchange Commission on March 21, 2003. The market risk of the Company has not experienced any significant changes as of September 30, 2003 from the Annual Report on Form 10-K.


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

In June 2003, a civil suit was filed by the U.S. Small Business Administration ("SBA") as receiver for Acorn Technology Fund, L.P. ("Acorn"), a Small Business Investment Company, against the Bank. In October 2001, the Bank acquired two branches, including deposits and loans, from Main Street Bancorp, Inc. One of the loans purchased was a $2.0 million term loan to Princeton Technology Management LLC ("PTM"), due May 31, 2002 and collateralized by a $2.0 million certificate of deposit in the name of Acorn. During the second quarter of 2002, the loan to PTM matured and the Bank used the proceeds from the certificate of deposit held as collateral to satisfy the loan. The SBA alleges that the general partner of Acorn lacked the authority to pledge Acorn's assets as collateral for PTM and that the Bank wrongfully deprived Acorn of its property by applying the funds from the certificate of deposit as payment on the loan. The SBA seeks the recovery of $2.0 million that it deems was wrongfully transferred to the Bank. The Bank denies any liability and has filed its response to this civil suit, which is currently in the discovery phase.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits

               2.1* Agreement  and  Plan  of  Merger  by and  among  FleetBoston
                    Financial Corporation and Progress Financial Corporation, dated August 27, 2003 (Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on September 3, 2003.)

               2.2* Form of  Agreement  and Plan of Merger by and between  Fleet
                    National Bank and Progress Bank (included as Exhibit A to the Agreement filed as Exhibit 2.1) (Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2003.)

               10.1 Employment   Termination  and  Release   Agreement   between
                    FleetBoston Financial Corporation and W. Kirk Wycoff dated August 26, 2003.

               31.1 Certification  of Chief Executive  Officer filed pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification  of Chief Financial  Officer filed pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Chief Executive  Officer filed pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of Chief Financial  Officer filed pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               *Incorporated by reference.


         (b)   Reports on Form 8-K

               1. On July 23, 2003, the Company filed a Current Report under Items 7 and 9 announcing the Second Quarter 2003 earnings and the distribution of the analyst package.

               2. On July 25, 2003, the Company filed a Current Report under Items 7 and 9 announcing the declaration of the quarterly cash dividend.

               3. On September 3, 2003, the Company filed a Current Report under Items 5 and 7 announcing the plan of merger with FleetBoston Financial Corporation.

               4. On September 16, 2003, the Company filed a Current Report under Item 5 announcing the sale of the Company's corporate headquarters building in Blue Bell, Pennsylvania.

               5. On October 21, 2003, the Company filed a Current Report under Items 5, 7 and 12 announcing the Third Quarter 2003 earnings, the distribution of the analyst package and the declaration of the quarterly cash dividend.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Progress Financial Corporation



      November 12, 2003            /s/   W. Kirk Wycoff
---------------------------        --------------------------------------------
           Date                    W. Kirk Wycoff, Chairman, President and
                                   Chief Executive Officer





      November 12, 2003            /s/   Michael B. High
---------------------------        --------------------------------------------
           Date                    Michael B. High, Chief Operating Officer and
                                   Chief Financial Officer